Form 10-Q
period 2008-05-31
H & H Imports, Inc.
filed 2008-07-09
CIK 1432967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended: May 31, 2008

                                       Or

    / / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


                       Commission File Number: 333-150419


                               H & H IMPORTS, INC.
                               -------------------
             (Exact name of Registrant as specified in its charter)


            Florida                                    80-0149096
            -------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or organization)


        7220 NW 7th Street
       Plantation, FL 33317                           (954) 792-0067
       --------------------                           --------------
(Address of Principal Executive Offices)     (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. _X_ Yes    ___ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                               Accelerated filer [ ]
Non-accelerated filer    [ ]                       Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                               H & H IMPORTS, INC
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Part I.    Unaudited Financial Information

   Item 1. Unaudited Balance Sheet as of May 31, 2008 ...............      3

           Unaudited Statements of Operations -
           Three Months Ended May 31, 2008 and 2007, and for the
           period from November 20, 2006 (inception) through
           May 31, 2008 .............................................      4


           Unaudited Statements of Cash Flows -
           Three Months Ended May 31, 2008 and 2007, and for the
           period from November 20, 2006 (inception) through
           May 31, 2008 .............................................      5

           Notes to Financial Statements ............................     6-9

   Item 2. Managements Discussion and Analysis of Financial Condition
           and Results of Operations ................................    10-11


   Item 3. Quantitative and Qualitative Disclosures About Market Risk      11

   Item 4T. Controls and procedures ..................................     11

Part II.   Other Information

   Item 1A. Risk Factors ............................................    11-13

   Item 2. Unregistered Sale of Equity Securities and Use of Proceeds    13-14

   Item 6. Exhibits .................................................      14

                               H & H IMPORTS, INC
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
                                  MAY 31, 2008


ASSETS

CURRENT ASSETS
  Cash and cash equivalents .......................................    $ 36,291
                                                                       --------
Total current assets ..............................................      36,291

                                                                       --------
Total assets ......................................................    $ 36,291
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ................................................    $ 20,324
                                                                       --------
Total current liabilities .........................................      20,324


STOCKHOLDERS' EQUITY

  Preferred stock, authorized 10,000,000 shares;issued and
   outstanding 0 shares ...........................................           -
  Common stock, $.0001 par value; authorized 200,000,000
   shares; issued and outstanding 5,150,000 shares ................         515
  Additional paid-in capital ......................................      44,299
  Deficit accumulated during the development stage ................     (28,847)
                                                                       --------
Total stockholders' equity ........................................      15,967
                                                                       --------

Total liabilities and stockholders' equity ........................    $ 36,291
                                                                       ========

            See accompanying notes to unaudited financial statements.

                               H & H IMPORTS, INC
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
   Three Months Ended May 31, 2008 and 2007, and Period from November 20, 2006
                        (inception) through May 31, 2008


                                      THREE MONTHS ENDED
                                            MAY 31,           NOVEMBER 20, 2006
                                   -----------------------   (INCEPTION) THROUGH
                                       2008         2007         MAY 31, 2008
                                   -----------   ---------   -------------------

NET SALES ....................     $         -   $       -         $       -
Cost of sales ................               -           -                 -
                                   -----------   ---------         ---------
Gross profit .................               -           -                 -

COSTS AND EXPENSES:
  Selling, general and
   administrative expenses ...          22,764       2,064            28,878
                                   -----------   ---------         ---------
                                        22,764       2,064            28,878
                                   -----------   ---------         ---------
Loss from operations .........         (22,764)     (2,064)          (28,878)

Interest income ..............              31           -                31
                                   -----------   ---------         ---------
LOSS BEFORE INCOME TAXES .....         (22,733)     (2,064)          (28,847)
INCOME TAXES .................               -           -                 -
                                   -----------   ---------         ---------
NET LOSS .....................     $   (22,733)  $  (2,064)        $ (28,847)
                                   ===========   =========         =========


BASIC AND DILUTED NET LOSS
 PER SHARE ...................     $     (0.00)  $   (0.00)
                                   ===========   =========

WEIGHTED AVERAGE SHARES
 OUTSTANDING
  BASIC AND DILUTED ..........       5,062,609     900,000
                                   ===========   =========

            See accompanying notes to unaudited financial statements.

                                       H & H IMPORTS, INC
                                  (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS (UNAUDITED)
                          THREE MONTHS ENDED MAY 31, 2008 AND 2007, AND
                 PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH MAY 31, 2008

                                                       THREE MONTHS ENDED
                                                             MAY 31,           NOVEMBER 20, 2006
                                                      --------------------   (INCEPTION) THROUGH
                                                        2008        2007         MAY 31, 2008
                                                      --------    --------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) ........................................   $(22,733)   $ (2,064)       $(28,847)
Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating activities:
  Issuance of common stock for services ...........          -       2,064           5,814
  Change in assets and liabilities
    Accounts payable ..............................     20,024           -          20,324
                                                      --------    --------        --------
Net cash provided by (used in) operating activities     (2,709)          -          (2,709)
                                                      --------    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash, net of costs ......      7,000           -          39,000
                                                      --------    --------        --------
Net cash provided by  financing activities ........      7,000           -          39,000
                                                      --------    --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........      4,291           -          36,291
CASH AND CASH EQUIVALENTS, beginning of period ....     32,000           -               -
                                                      --------    --------        --------
CASH AND CASH EQUIVALENTS, end of period ..........   $ 36,291    $      -        $ 36,291
                                                      ========    ========        ========

Supplementary information:
  Cash paid for:
    Interest ......................................   $      -    $      -        $      -
                                                      ========    ========        ========
    Income taxes ..................................   $      -    $      -        $      -
                                                      ========    ========        ========

                    See accompanying notes to unaudited financial statements.

                                                5

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  MAY 31, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK
-----------------------------------------------------------

H & H Imports, Inc. (The Company) was formed to import leather goods from Asia.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month periods ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company purchased a certificate of deposit (CD) on April 10, 2008 for $35,000 with a maturity of July 10, 2008. The certificate earns interest at 3%.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  MAY 31, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

REVENUE RECOGNITION

The Company will recognize revenue when:

o Persuasive evidence of an arrangement exists;

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three month periods ended May 31, 2008 and 2007 and the period from November 20, 2006 (inception) through May 31, 2008 the Company has recognized no revenues.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  MAY 31, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


EARNINGS (LOSS) PER SHARE

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

NOTE 3 - EQUITY TRANSACTIONS
----------------------------

During the year ended February 29, 2008, the Company issued 900,000 shares of common stock for services rendered at a value of $2,064.

During the year ended February 29, 2008, the Company issued 2,180,000 shares of common stock to an initial investor for cash of $5,000.

During the year ended February 29, 2008, the Company issued 150,000 shares of common stock to directors for services rendered at a value of $3,750.

During the year ended February 29, 2008, the Company issued 1,080,000 shares of common stock at $.025 per share, for a total of $27,000.

During the three months ended May 31, 2008 the Company issued 840,000 shares of common stock at $.025 per share, for a total of $21,000.

During the three months ended May 31, 2008 the Company incurred costs to file its registration statement of $14,000. These costs are offset against additional paid in capital.

NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from November 20, 2006 (inception) through May 31, 2008 totaling $28,847. The start-up costs are being amortized over one hundred sixty months beginning in the year of initial operations.

NOTE 5 - CONCENTRATION OF CREDIT RISK
-------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At May 31, 2008, the Company had no amounts in excess of FDIC insured limit.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  MAY 31, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 6 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. The Company currently has no common shares equivalents.

The following reconciles amounts reported in the financial statements:

                                         Three Month Period   Three Month Period
                                         ended May 31, 2008   ended May 31, 2007
                                         ------------------   ------------------

Net  income (loss)                           $  (22,733)          $   (2,064)
                                             ==========           ==========

Denominator for basic loss per share -
Weighted average shares                       5,062,609              900,000

Denominator for diluted loss per share -

Basic and diluted loss per common share      $     (.00)          $     (.00)
                                             ==========           ==========

NOTE 7 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company had a net loss for the three months ended May 31, 2008, and a deficit accumulated from inception to May 31, 2008 of $28,847. At May 31, 2008, the Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate a significant internal cash flow, and until sales of products commence, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company's operations may cease to exist.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING INFORMATION


         The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed financial statements and related notes contained in this quarterly report on Form 10-Q ("Form 10-Q"). All statements other than statements of historical fact included in this Form 10-Q are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment. You should carefully review the risks described in this Form 10-Q and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

OVERVIEW

         We were formed in November 2006 to purchase and sell at wholesale women's handbags. The objective of our company is to successfully operate a wholesale handbag company for a profit. However, since we are in the developmental stage and have not yet introduced any products into the marketplace, we can not assure you that we will achieve this objective.

         To date all of our activities have been related to our formation of our business, formulation of our business plan and initial start-up operations such as investigating sources of supply for product, investigating potential distribution channels for our products and development of our proposed financing. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources. As of May 31, 2008, we had not incurred any material costs or expenses other than those associated with these activities.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended May 31, 2008, working capital decreased $15,733 to a surplus of $15,967 from a surplus of $31,700. The primary reason for the decrease was the increase in accounts payable of $20,000. During this same period, stockholders' equity decreased $15,733 to $15,967 from $31,700. The decrease in stockholders' equity is primarily due to the net loss for the period of ($22,733) and the costs of the registration statement of $14,000, offset by the common stock issued for cash of $21,000.

         There are no assurances that the Company will be successful in achieving profitable operations or continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

ITEM 4T. CONTROLS AND PROCEDURES.

         An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of May 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2008.

         No change in internal control over financial reporting occurred during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

         We are subject to a number of risks, some of which are discussed below. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including any subsequent reports filed on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.

BECAUSE WE WERE ORGANIZED IN NOVEMBER 2006 AND HAVE NOT CONDUCTED OPERATIONS OF OUR HANDBAG BUSINESS BEYOND INITIAL START-UP OPERATIONS, OUR BUSINESS MAY NOT BE SUCCESSFUL.

         Our company was incorporated in November 2006 and has only undertaken activities related to its formation, initial planning of our business and preparing for this offering. We have not begun to offer any products into the marketplace. We have no history of operating such business upon which you can rely in making an investment decision concerning this offering. Investing in a business in the start-up phase is riskier than investing in a business that has already begun selling products and has a history of operations.

OUR INDEPENDENT AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our independent auditors have raised substantial doubts about our ability to continue as a going concern in their reports on our financial statements for the years ended February 29, 2008 and February 28, 2007. If we are unable to continue as going concern we would experience additional losses from the write-down of assets.

BECAUSE WE MAY NOT BE SUCCESSFUL IN DEVELOPING OUR PROPOSED WHOLESALE BUSINESS, THIS IS A RISKY INVESTMENT.

         The establishment of any new business is difficult and there can be no assurance that we will be able to enter the commercial marketplace with products or that any products we introduce will be a commercial success.

BECAUSE OUR PRODUCTS MAY NOT BE COMMERCIALLY SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE IN BUSINESS.

         In order to achieve profitable operations we are dependent upon market acceptance of our products, substantial sales and the ability to acquire and distribute products at satisfactory cost levels, none of which can be assured. We have not introduced any products into the marketplace.

WE HAVE NO ARRANGEMENT OR RESOURCES OF ADDITIONAL CAPITAL AND MAY HAVE TO CURTAIL OUR OPERATIONS IF ADDITIONAL CAPITAL IS NOT AVAILABLE WHEN WE NEED IT.

         If we succeed in introducing our first products into the marketplace we anticipate that sales of our product will generate sufficient cash flow to support our operations for the next twelve months. However, this is based on our assumption of achieving significant sales of our product and there can be no assurance that such sales levels will be achieved. Therefore, we may require additional financing through factoring of accounts receivable, loans and other arrangements, including the sale of additional common stock or preferred stock. There can be no assurance that such additional financing will be available, or if available, can be obtained on satisfactory terms. To the extent that any such financing involves the sale of our equity securities, the interests of our then existing stockholders, including the investors in this offering, could be substantially diluted. In the event that we do not have sufficient capital to support our operations we may have to curtain our operations.

OUR OFFICERS AND DIRECTORS HAVE NO EXPERIENCE IN THE HANDBAG BUSINESS, MAKING IT LESS LIKELY THAT OUR BUSINESS WILL BE SUCCESSFUL.

         None of our officers and directors has any background or experience in the handbag business. Investing in a business which is run by persons who have no experience in the industry in which it will operate is riskier than investing in a business that has a management team with experience in its industry. Investing in a public company which is run by persons who have no experience in operating public companies is riskier than investing in a business that has a management team with experience in the operation of public companies.

WE HAVE NO FULL TIME EMPLOYEES AND OUR OFFICERS ONLY WORK FOR US ON AN "AS NEEDED" BASIS, WHICH MEANS OUR MANAGEMENT MAY BE INADEQUATE TO OPERATE OUR BUSINESS.

         We do not currently employ any full-time employees. All of our activities to date have been undertaken by our officers who their time to operating our business as needed. We cannot assure you that our management will be able to devote sufficient time to our business in the future or that we will be able to hire employees when needed to support our entry into the handbag business.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered sale of equity securities.

         On March 1, 2007, the Company issued 225,000 shares of common stock for services rendered at a value of $516 to an officer of the Company. On March 1, 2007, the Company issued 450,000 shares of common stock for services rendered at a value of $1,032 to a Company owed by an officer of the Company. We believe that the sales were exempt from registration under Section 4(2) of the Securities Act of 1933. The securities were not offered publicly but only to identified persons who provided the specific consideration referred to herein. We believe the shareholders were knowledgeable and sophisticated in investment matters. Each stockholder acknowledged that the shares were not registered under the Securities Act of 1933 and agreed to not sell or transfer the shares without complying with the registration requirements of the said Act or pursuant to an exemption from such registration requirements. The certificates for such shares contains a legend restricting transfer of the shares without registration under the Securities Act of 1933 or an exemption from such registration and a stop transfer order has been lodged against such shares.

         During the quarter ended May 31, 2008 the Company sold 840,000 shares of common stock at $.025 per share, for a total of $21,000, to 7 accredited investors. No broker dealer was involved in the sale of these shares and no commissions or other remuneration was paid in connection with these sales. The shares were issued in a private placement to accredited investors pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholders who received the forgoing shares signed a subscription agreement acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restrictive legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares. Each investor was offered access to our books and records and the opportunity to ask our officers questions and receive answers concerning the terms and condition of the offering and the Company.

Use of proceeds from initial public offering.

         Our Registration Statement on Form S-1 (Commission File No. 333-150419) became effective on June 6, 2008. We registered 40,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $600,000 and also registered the shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock. The offering has not commenced as of the date hereof pending clearance from the Florida Office of Financial Regulation. The offering is being made directly by us and is not being underwritten.

ITEM 6. EXHIBITS

The following exhibits are furnished with this report:

31.1 Certification of President, Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of President, Principal Financial and Accounting Office Pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            H & H IMPORTS, INC.


July 7, 2008                            By: /s/ Francis A. Rebello
                                        --------------------------
                                      Francis A. Rebello, President
                           (Chief Executive Officer and Chief Financial Officer)