Form 10-Q
period 2008-08-31
H & H Imports, Inc.
filed 2008-10-14
CIK 1432967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the Quarterly Period Ended: August 31, 2008

                                       Or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


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

On October 13, 2008 the Company had 5,150,500 shares of common stock outstanding.

                               H & H IMPORTS, INC
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                          ------
Part I.     Unaudited Financial Information

   Item 1.  Unaudited Balance Sheet as of August 31, 2008 and
            February 29, 2008 ............................................     3

            Unaudited Statements of Operations -
            Three and Six Months Ended August 31, 2008 and 2007, and
            for the period from November 20, 2006 (inception) through
            August 31, 2008 ..............................................     4

            Unaudited Statements of Cash Flows -
            Six Months Ended August 31, 2008 and 2007, and for the
            period from November 20, 2006 (inception) through
            August 31, 2008 ..............................................     5

            Notes to Financial Statements ................................   6-9


   Item 2. Managements Discussion and Analysis of Financial Condition ... 10-11 and Results of Operations

   Item 3.  Quantatitive and Qualitative Disclosures About Market Risk ...    11

   Item 4T. Controls and procedures ......................................    11

Part II.    Other Information

   Item 1A. Risk Factors ................................................. 11-13

   Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ...    13

   Item 6.  Exhibits .....................................................    13

                               H & H IMPORTS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)

                                                      August 31,    February 29,
                                                        2008          2008 (1)
                                                      ----------    ------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................    $  45,440      $  32,000
                                                      ---------      ---------
Total current assets .............................       45,440         32,000

                                                      ---------      ---------
Total assets .....................................    $  45,440      $  32,000
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................    $   6,597      $     300
                                                      ---------      ---------
Total current liabilities ........................        6,597            300

STOCKHOLDERS' EQUITY
  Preferred stock, no par value
   authorized 40,000 shares;
   issued and outstanding 2,375 shares;
   liquidation preference $35,625 ................       35,625              -
  Common stock, $.0001 par value;
   authorized 200,000,000 shares;
   issued and outstanding 5,150,000 shares .......          515            431
  Additional paid-in capital .....................       44,299         37,383
  Deficit accumulated during the development stage      (41,596)        (6,114)
                                                      ---------      ---------
Total stockholders' equity .......................       38,843         31,700
                                                      ---------      ---------
Total liabilities and stockholders' equity .......    $  45,440      $  32,000
                                                      =========      =========

(1) Derived from audited financial statement

            See accompanying notes to unaudited financial statements.

                                                H & H IMPORTS, INC
                                          (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS (UNAUDITED)
                             THREE AND SIX MONTHS ENDED AUGUST 31, 2008 AND 2007, AND
                        PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH AUGUST 31, 2008
                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                              AUGUST 31,                  AUGUST 31,           NOVEMBER 20,  2006
                                      -------------------------   -------------------------   (INCEPTION) THROUGH
                                         2008           2007         2008           2007        AUGUST 31, 2008
                                      -----------   -----------   -----------   -----------   -------------------
NET SALES ..........................  $         -   $         -   $         -   $         -       $         -
Cost of sales ......................            -             -             -             -                 -
                                      -----------   -----------   -----------   -----------       -----------
Gross profit .......................            -             -             -             -                 -

COSTS AND EXPENSES:
  Selling, general and
   administrative expenses .........       13,031         2,064        35,795         2,064            41,909
                                      -----------   -----------   -----------   -----------       -----------
                                           13,031         2,064        35,795         2,064            41,909
                                      -----------   -----------   -----------   -----------       -----------
Loss from operations ...............      (13,031)       (2,064)      (35,795)       (2,064)          (41,909)

Interest income ....................          282             -           313             -               313
                                      -----------   -----------   -----------   -----------       -----------
LOSS BEFORE INCOME TAXES ...........      (12,749)       (2,064)      (35,482)       (2,064)          (41,596)
INCOME TAXES .......................            -             -             -             -                 -
                                      -----------   -----------   -----------   -----------       -----------
NET LOSS ...........................  $   (12,749)  $    (2,064)  $   (35,482)  $    (2,064)      $   (41,596)
                                      ===========   ===========   ===========   ===========       ===========


BASIC AND DILUTED NET LOSS PER SHARE  $     (0.00)  $     (0.00)  $     (0.01)  $     (0.00)
                                      ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ................    5,150,000       900,000     5,106,304       900,000
                                      ===========   ===========   ===========   ===========

                            See accompanying notes to unaudited financial statements.

                                                        4

                                      H & H IMPORTS, INC
                                 (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS (UNAUDITED)
                        SIX MONTHS ENDED AUGUST 31, 2008 AND 2007, AND
               PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH AUGUST 31, 2008
                                                       SIX MONTHS ENDED
                                                          AUGUST 31,        NOVEMBER 20,  2006
                                                     --------------------  (INCEPTION) THROUGH
                                                       2008        2007      AUGUST 31, 2008
                                                     --------   ---------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................  $(35,482)  $  (2,064)      $(41,596)
Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating activities:
  Issuance of common stock for services ...........         -       2,064          5,814
  Change in assets and liabilities
    Accounts payable ..............................     6,297           -          6,597
                                                     --------   ---------       --------
Net cash used in operating activities .............   (29,185)          -        (29,185)
                                                     --------   ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred stock issued for cash .................    35,625           -         35,625
  Common stock issued for cash, net of costs ......     7,000           -         39,000
                                                     --------   ---------       --------
Net cash provided by  financing activities ........    42,625           -         74,625
                                                     --------   ---------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........    13,440           -         45,440
CASH AND CASH EQUIVALENTS, beginning of fiscal year    32,000           -              -
                                                     --------   ---------       --------
CASH AND CASH EQUIVALENTS, end of period ..........  $ 45,440   $       -       $ 45,440
                                                     ========   =========       ========

Supplementary information:
  Cash paid for :
     Interest .....................................  $      -   $       -       $      -
                                                     ========   =========       ========
     Income taxes .................................  $      -   $       -       $      -
                                                     ========   =========       ========

                   See accompanying notes to unaudited financial statements.

                                               5

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 AUGUST 31, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

PREFERRED STOCK

At August 31, 2008, the Company had 2,735 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company's common stock upon written notice of the record holder to the Company.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 AUGUST 31, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three month periods ended August 31, 2008 and 2007 and the period from November 20, 2006 (inception) through August 31, 2008 the Company has recognized no revenues.

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

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 AUGUST 31, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

During the three months ended August 31, 2008 the Company issued 2,375 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $35,625.

Subsequent to August 31, 2008 the Company issued 700 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $10,500.


NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from November 20, 2006 (inception) through August 31, 2008 totaling $41,596. The start-up costs are being amortized over sixty months beginning in the year of initial operations.


NOTE 5 - CONCENTRATION OF CREDIT RISK
-------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At August 31, 2008, the Company had no amounts in excess of FDIC insured limit.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 AUGUST 31, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 6 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. The Company currently has 237,500 common shares equivalents.

The following reconciles amounts reported in the financial statements:

                                                Six Month          Six  Month
                                               Period ended       Period ended
                                              August 31, 2008    August 31, 2007
                                              ---------------    ---------------

Net loss ...............................       $   (35,482)         $  (2,064)
                                               ===========          =========

Denominator for basic loss per share -
Basic Weighted average shares ..........         5,106,304            900,000

Denominator for diluted loss per share -
Diluted Weighted average shares ........         5,107,595            900,000

Basic and diluted loss per common share        $      (.01)         $    (.00)
                                               ===========          =========

NOTE 7 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company had a net loss for the six months ended August 31, 2008 of $35,482, and a deficit accumulated from inception to August 31, 2008 of $41,596. At August 31, 2008, the Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


NOTE 8 - SUBSEQUENT EVENTS
--------------------------

Subsequent to August 31, 2008 the Company issued 700 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $10,500.

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

         Our activities have been primarily related to our formation of our business, formulation of our business plan and initial start-up operations such as investigating sources of supply for product, investigating potential distribution channels for our products and capital raising activities. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources. As of August 31, 2008, we had not incurred any material costs or expenses other than those associated with these activities.

         Subsequently, on September 22, 2008 the Company made its first purchase of merchandise for $10, 300. As of September 30, 2008 all of this merchandise has been sold.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended August 31, 2008, working capital increased $7,143 to a surplus of $38,843 from a surplus of $31,700. The primary reason for the increase was the increase in cash of 13,440 offset by an increase in accounts payable of $6,297. During this same period, stockholders' equity increased $7,143 to $38,843 from $31,700. The increase in stockholders' equity is primarily due to the net loss for the period of ($35,482) and the costs of the registration statement of $14,000, offset by the common stock issued for cash of $21,000 and the preferred stock issued for cash of $35,625.

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

ITEM 4T. CONTROLS AND PROCEDURES.

         An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of August 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2008.

         No change in internal control over financial reporting occurred during the quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

         None

Use of proceeds from initial public offering.

         Our Registration Statement on Form S-1 (Commission File No. 333-150419) became effective on June 6, 2008. We registered 40,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $600,000 and also registered the shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock. During the quarter ended August 31, 2008 the Company sold 2,375 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $35,625, to 21 accredited investors. The shares are being offered through our President pursuant to an exemption as a broker/dealer under rule 3a 4-1 of the Securities Exchange Act. The offering was commenced on June 6, 2008.

         Subsequent to August 31, 2008 the Company issued 700 shares of Series A Convertible Preferred Stock at $15.00 per share to 3 accredited investors, for a total of $10,500.

ITEM 6.  EXHIBITS

The following exhibits are furnished with this report:

         31.1 Certification of President, Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.


         32.1 Certification of President, Principal Financial and Accounting Office Pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            H & H IMPORTS, INC.


October 13, 2008                        By: /s/ Francis A. Rebello
                                        --------------------------
                                      Francis A. Rebello, President
                           (Chief Executive Officer and Chief Financial Officer)