Form 10-Q
period 2008-11-30
H & H Imports, Inc.
filed 2009-01-05
CIK 1432967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the Quarterly Period Ended: November 30, 2008

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

On December 19, 2008 the Company had 5,150,500 shares of common stock outstanding.

                               H & H IMPORTS, INC
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                          ------

Part I.     Unaudited Financial Information

   Item 1.  Unaudited Balance Sheet as of November 30, 2008 and
            February 29, 2008 ............................................     3

            Unaudited Statements of Operations -
            Three and Nine Months Ended November 30, 2008 and 2007,
            and for the period from November 20, 2006 (inception)
            through November 30, 2008 ....................................     4

            Unaudited Statements of Cash Flows -
            Nine Months Ended November 30, 2008 and 2007,
            and for the period from November 20, 2006 (inception)
            through November 30, 2008 ....................................     5

            Notes to Financial Statements - ..............................   6-9

   Item 2.  Managements Discussion and Analysis of Financial Condition
            and Results of Operations .................................... 10-11

   Item 3.  Quantatitive and Qualitative Disclosures About Market Risk ...    11

   Item 4T. Controls and procedures ......................................    11

Part II.    Other Information

   Item 1.  Risk Factors .................................................    11

   Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ...    12

   Item 6.  Exhibits .....................................................    12

                               H & H IMPORTS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)

                                                     November 30,   February 29,
                                                         2008         2008 (1)
                                                     ------------   ------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................     $ 64,363       $ 32,000
  Prepaid expenses ...............................        1,500              -
                                                       --------       --------
Total current assets .............................       65,863         32,000

                                                       --------       --------

Total assets .....................................     $ 65,863       $ 32,000
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................     $  3,681       $    300
                                                       --------       --------
Total current liabilities ........................        3,681            300

STOCKHOLDERS' EQUITY
  Preferred stock, no par value authorized 40,000
   shares; issued and outstanding 4,125 shares;
   liquidation preference $61,875 ................       61,875              -
  Common stock, $.0001 par value; authorized
   200,000,000 shares; issued and outstanding
   5,150,000 shares ..............................          515            431
  Additional paid-in capital .....................       44,299         37,383
  Deficit accumulated during the development stage      (44,507)        (6,114)
                                                       --------       --------
Total stockholders' equity .......................       62,182         31,700
                                                       --------       --------
Total liabilities and stockholders' equity .......     $ 65,863       $ 32,000
                                                       ========       ========

(1) Derived from audited financial statement

            See accompanying notes to unaudited financial statements.

                                          H & H IMPORTS, INC
                                     (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS (UNAUDITED)
                      THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007, AND
                  PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH NOVEMBER 30, 2008
                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                   NOVEMBER 30,               NOVEMBER 30,          NOVEMBER 20, 2006
                             -----------------------   ------------------------    (INCEPTION) THROUGH
                                2008          2007         2008          2007       NOVEMBER 30, 2008
                             -----------    --------   -----------    ---------    -------------------
NET SALES ................   $    15,000    $      -   $    15,000    $       -         $  15,000
Cost of sales ............        10,300           -        10,300            -            10,300
                             -----------    --------   -----------    ---------         ---------
Gross profit .............         4,700           -         4,700            -             4,700

COSTS AND EXPENSES:
  Selling, general and
   administrative expenses         7,612           -        43,406        2,064            49,521
                             -----------    --------   -----------    ---------         ---------
                                   7,612           -        43,406        2,064            49,521
                             -----------    --------   -----------    ---------         ---------
Loss from operations .....        (2,912)          -       (38,706)      (2,064)          (44,821)

Interest income ..........             1           -           313            -               314
                             -----------    --------   -----------    ---------         ---------
LOSS BEFORE INCOME TAXES .        (2,911)          -       (38,393)      (2,064)          (44,507)
INCOME TAXES .............             -           -             -            -                 -
                             -----------    --------   -----------    ---------         ---------
NET LOSS .................   $    (2,911)   $      -   $   (38,393)   $  (2,064)        $ (44,507)
                             ===========    ========   ===========    =========         =========


BASIC AND DILUTED NET LOSS
 PER SHARE ...............   $     (0.00)   $      -   $     (0.01)   $   (0.00)
                             ===========    ========   ===========    =========

WEIGHTED AVERAGE SHARES
 OUTSTANDING BASIC AND
 DILUTED .................     5,150,000     900,000     5,120,764      900,000
                             ===========    ========   ===========    =========

                       See accompanying notes to unaudited financial statements.

                                                   4

                                       H & H IMPORTS, INC
                                  (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS (UNAUDITED)
                        NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007, AND
               PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH NOVEMBER 30, 2008
                                                       NINE MONTHS ENDED
                                                          NOVEMBER 30,        NOVEMBER 20, 2006
                                                      --------------------   (INCEPTION) THROUGH
                                                        2008        2007      NOVEMBER 30, 2008
                                                      --------    --------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................   $(38,393)   $ (2,064)       $ (44,507)
Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating activities:
  Issuance of common stock for services ...........          -       2,064            5,814
  Change in assets and liabilities
    Prepaid Expenses ..............................     (1,500)          -           (1,500)
    Accounts payable ..............................      3,381           -            3,681
                                                      --------    --------        ---------
Net cash used in operating activities .............    (36,512)          -          (36,512)
                                                      --------    --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred stock issued for cash .................     61,875           -           61,875
  Common stock issued for cash, net of costs ......      7,000           -           39,000
                                                      --------    --------        ---------
Net cash provided by  financing activities ........     68,875           -          100,875
                                                      --------    --------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........     32,363           -           64,363
CASH AND CASH EQUIVALENTS, beginning of fiscal year     32,000           -                -
                                                      --------    --------        ---------
CASH AND CASH EQUIVALENTS, end of period ..........   $ 64,363    $      -        $  64,363
                                                      ========    ========        =========

Supplementary information:
  Cash paid for:
    Interest ......................................   $      -    $      -        $       -
                                                      ========    ========        =========
    Income taxes ..................................   $      -    $      -        $       -
                                                      ========    ========        =========

                    See accompanying notes to unaudited financial statements.

                                                5

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                NOVEMBER 30, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK
-----------------------------------------------------------

H & H Imports, Inc. (The Company) was formed to import leather goods from Asia.

The Company had sales of $15,000 in the quarter ended November 30, 2008. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

PREFERRED STOCK

At November 30, 2008, the Company had 4,125 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company's common stock upon written notice of the record holder to the Company.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                NOVEMBER 30, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, components and raw materials.

REVENUE RECOGNITION

The Company will recognize revenue when:

o Persuasive evidence of an arrangement exists;

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three month periods ended November 30, 2008 and 2007 and the period from November 20, 2006 (inception) through August 31, 2008 the Company has recognized minimal revenues.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                NOVEMBER 30, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

During the three months ended November 30, 2008 the Company issued 1,750 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $26,250.

NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from November 20, 2006 (inception) through November 30, 2008 totaling $44,507. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                NOVEMBER 30, 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - CONCENTRATION OF CREDIT RISK
-------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At November 30, 2008, the Company had no amounts in excess of FDIC insured limit.

NOTE 6 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. The Company currently has 412,500 common shares equivalents.

The following reconciles amounts reported in the financial statements:

                                               Nine Month         Nine  Month
                                               Period ended       Period ended
                                               November 30,       November 30,
                                                   2008               2007
                                               ------------       ------------

Net loss ...............................       $   (38,393)       $    (2,064)
                                               ===========        ===========

Denominator for basic loss per share -
Basic Weighted average shares ..........         5,120,764            900,000
Denominator for diluted loss per share -
Diluted Weighted average shares ........         5,219,309            900,000
Basic and diluted loss per common share
                                               $      (.01)       $      (.00)
                                               ===========        ===========

NOTE 7 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company had a net loss for the nine months ended November 30, 2008 of $38,393, and a deficit accumulated from inception to November 30, 2008 of $44,507. At November 30, 2008, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

OVERVIEW

         We were formed in November 2006 to purchase and sell at wholesale women's handbags. The objective of our company is to successfully operate a wholesale handbag company for a profit. However, since we are in the developmental stage and have recently introduced products into the marketplace, we can not assure you that we will achieve this objective.

         To date substantially all of our activities have been related to our formation of our business, formulation of our business plan and initial start-up operations such as investigating sources of supply for product, investigating potential distribution channels for our products and development of our proposed financing. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources. As of November 30, 2008, we had not incurred any material costs or expenses other than those associated with these activities.

         On September 22, 2008 the Company made its first purchase of merchandise for $10, 300. As of November 30, 2008 all of this merchandise has been sold.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended November 30, 2008, working capital increased $23,339 to a surplus of $62,182 from a surplus of $38,843. The primary reason for the increase was the increase in cash of 32,363 offset by an increase in accounts payable of $3,381. During this same period, stockholders' equity increased $30,482 to $62,182 from $31,700. The increase in stockholders' equity is primarily due to the net loss for the period of ($38,393) and the costs of the registration statement of $14,000, offset by the common stock issued for cash of $21,000 and the preferred stock issued for cash of $61,875.


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

ITEM 4T. CONTROLS AND PROCEDURES.

         An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of November 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2008.

         No change in internal control over financial reporting occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

         An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in the registration statements on Form S-1 (File No. 333-150419) filed in connection with our public offering. You should consider carefully all of the material risks described in such registration statement before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered sale of equity securities.

         None

Use of proceeds from initial public offering.

         Our Registration Statement on Form S-1 (Commission File No. 333-150419) became effective on June 6, 2008. We registered 40,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $600,000 and also registered the 4,000,000 shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock. The shares were offered by our President. There were no fees, commissions or expenses paid to underwriters or finders' in connection with the offering. The offering was commenced on June 6, 2008 and terminated on December 22, 2008. We sold 4,125 of the 4,000,000 shares of Series A Convertible Preferred Stock registered in the offering and received the offering price of $61,875. We paid other expenses in connection with the offering of $14,000 and the net proceeds to us were $47,875. As of November 30, 2008 the net proceeds were used as follows:

         Temporary Investments   $10,275
         Working capital         $37,600

         $4,500 of the net proceeds was paid directly or indirectly, to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

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


                                            H & H IMPORTS, INC.


January 5, 2009                         By: /s/ Francis A. Rebello
                                        --------------------------
                                      Francis A. Rebello, President
                           (Chief Executive Officer and Chief Financial Officer)