Form 10-K
period 2009-02-28
H & H Imports, Inc.
filed 2009-05-28
CIK 1432967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2009

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                        Commission File Number: 000-53539

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                   Yes |_|   No |X|

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes |_|   No |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes |X|   No |_|

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.
229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                Yes |_|   No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer |_|              Accelerated filer         |_|
     Non-accelerated filer   |_|              Smaller Reporting Company |X|

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                     Yes |_|   No |X|

As of August 31, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $48,000 based on the sales price of the common stock in a private non-registered offering.

As of March 31, 2009, there were 5,150,000 shares of registrant's common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note of Forward Looking Statements

This annual report contains forward-looking statements, as defined in Section 27A of the Securities Exchange Act of 1934, concerning our anticipated future revenues, profits, plans and objectives. While the Company believes that such forward-looking statements are based on reasonable assumptions, there can be no assurance that such future revenues, profits, plans and objectives will be achieved on the schedule or in the amounts indicated. Investors are cautioned that these forward-looking statements are not guarantees of future performance. Actual events or results may differ from the Company's expectations, and are subject to various risks and uncertainties, including those listed in Item 1A of
Part II of this Form 10-K. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future events make it clear that any of the projected results expressed or implied herein will not be realized.

PART I

ITEM 1.  BUSINESS

         We were organized as a Florida corporation on November 6, 2006. Our office is located at 7220 NW 7th Street, Plantation, FL 33317 and our telephone number is 954- 792-0067.

         Our business is the purchase and sale of women's handbags at wholesale. The objective of our company is to successfully operate a wholesale handbag company for a profit. We initiated commercial sales in the last quarter of fiscal 2009. Accordingly, we cannot assure you that we will be achieve long term success. See Item 1A below for further risk factors related to our business.

Our merchandising strategy

         H & H Imports specializes in moderately priced handbags, $20 to $100 at retail. Our products do not seek to copy the latest high fashion "It" bag of the moment but are of a more low key practical design and price point to appeal to impulse purchasers. We do brand our products with a logo and we are not attempting to position our products as "designer" offerings.

         We will not initially seek to sell our products to established fashion retailers such as department stores, boutiques and mass merchandisers. Rather, we seek to initially sell our products to stores and other outlets which do not specialize in fashion merchandising such as beauty salons, nail salons, beauty supply stores and women's health clubs. We cannot assure you that we will be successful in achieving substantial distribution through these outlets to achieve long term success.

Purchasing and supply

         We will establish relationships with manufacturers and importers of handbags which meet our design and price criteria. We believe suitable products are available from multiple sources. We have not executed any long term supply contracts with any suppliers and do not anticipate doing so.

Sales, marketing and distribution

         As a new entrant into a market with numerous competitors who have already established retail channels we will seek to sell our products to stores and other outlets which are not primarily considered retailers of fashion accessories, such as beauty salons, nail salons, beauty supply stores and women's health clubs.

         In order to establish initial distribution to these potential outlets we directly approach them to purchase our products through our management and attend trade shows for this category of merchants. We will also seek to establish customer interest through public relations and an internet site. We may also sell our products directly to the public through the internet. We have not yet established an internet site for our business. Our Vice President has agreed to devote his full time to marketing and sales and is compensated solely by commission.

         In order to interest potential customers in carrying our products we anticipate using various promotions such as volume discount programs and employee incentive programs. We will also highlight the advantages of offering our products, including the profit potential and the ability to offer our products without additional overhead cost.

         We will also seek to engage independent sales representatives for our products. We are developing a sales and marketing presentation to aid them in representing our products. We may also provide point of sale displays to our customers. We have designed a point of sale display rack which will hold a number of handbags but requires little more than one square foot of floor space.

         The handbag business is highly competitive. Many of these competitors have established sources of supply, channels of distribution of their products, greater financial and other resources than we do. That is why we will initially seek to sell to non-traditional outlets. However, if we are successful in generating sales to these outlets we anticipate established competitors will enter our marketplace. Competition can take many forms, including product design and other attributes, pricing of products, discounts and promotions, advertising and payments for access to shelf space.

         All of our operations are currently conducted by the two officers identified in Item 10. We will engage additional employees or independent contractors as the need arises.

ITEM 1A. RISK FACTORS

There are many factors that affect our business and the results of its operation, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.

BECAUSE WE ONLY RECENTLY BEGAN COMMERCIAL SALES, OUR BUSINESS MAY NOT BE SUCCESSFUL.

         We had our first product sales in the fourth quarter of the fiscal year ended February 28, 2009. We cannot assure you that we will be able to continue to sell product in sufficient quantity and profit margin to be successful. Investing in a business in the start-up phase is riskier than investing in a business that has already begun selling products and has a history of operations.

OUR INDEPENDENT AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our independent auditors have raised substantial doubts about our ability to continue as a going concern in their report on our financial statements included in this annual report. If we are unable to continue as going concern we might experience additional losses from the write-down of assets.

BECAUSE WE MAY NOT BE SUCCESSFUL IN DEVELOPING OUR PROPOSED HANDBAG BUSINESS, THIS IS A RISKY INVESTMENT.

         The establishment of any new business is difficult and there can be no assurance that the products we introduce will be a commercial success.

BECAUSE OUR PRODUCTS MAY NOT BE COMMERCIALLY SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE IN BUSINESS.

         In order to achieve profitable operations we are dependent upon market acceptance of our products, substantial sales and the ability to acquire and distribute products at satisfactory cost levels, none of which can be assured. We have not achieved sufficient sales to achieve profitable operations.

WE MAY NEED ADDITIONAL CAPITAL TO ENABLE US TO BE ABLE TO CONTINUE OPERATING OUR BUSINESS.

         We have no current arrangements with respect to, or sources of any additional capital, and there can be no assurance that such additional capital will be available to us when needed. If we are unable to obtain additional capital this would have a material adverse effect on us and would cause us to be unable to continue sales of products. To the extent that any such financing involves the sale of our equity securities, the interests of our then existing stockholders, including the investors in this offering, could be substantially diluted. In the event that we do not have sufficient capital to support our operations we may have to curtain our operations.

OUR OFFICERS AND DIRECTORS HAVE NO EXPERIENCE IN THE HANDBAG BUSINESS OR MANAGING PUBLIC COMPANIES, MAKING IT LESS LIKELY THAT OUR BUSINESS WILL BE SUCCESSFUL.

         None of our officers and directors has any background or experience in the handbag business or managing public companies. Investing in a business which is run by persons who have no experience in the industry in which it will operate is riskier than investing in a business that has a management team with experience in its industry. Investing in a public company which is run by persons who have no experience in operating public companies is riskier than investing in a business that has a management team with experience in the operation of public companies.

WE HAVE ONLY ONE EMPLOYEE DEVOTING HIS FULL TIME TO OUR BUSINESS.

         We have one full time employee who sells our products on a commission. We cannot assure you that our management will be able to devote sufficient time to our business in the future or that we will be able to hire employees when needed to support our business.

ITEM 2.  PROPERTIES

         We have leased warehouse space in Hallandale, Florida for storage of inventory.

         Our administrative functions are operated from the home of our president. We do not pay our president for use of such space. We anticipate that we will rent separate office facilities when needed to support the growth of our business.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

         As of February 28, 2009, there were approximately 53 shareholders of record of the Company's Common Stock.

         Our common stock does not trade on any stock market.

DIVIDENDS AND DIVIDEND POLICY

         The Company does not contemplate paying dividends in the near-term. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company's earnings and financial condition.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

         Our Registration Statement on Form S-1 (Commission File No. 333-150419) became effective on June 6, 2008. We registered 40,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $600,000 and also registered the 4,000,000 shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock. The shares were offered by our President. There were no fees, commissions or expenses paid to underwriters or finders' in connection with the offering. The offering was commenced on June 6, 2008 and terminated on December 22, 2008. We sold 4,125 of the 4,000,000 shares of Series A Convertible Preferred Stock registered in the offering and received the offering price of $61,875. We paid other expenses in connection with the offering of $14,000 and the net proceeds to us were $47,875. As of February 28, 2098 the net proceeds were used as follows:

         Temporary Investments          $10,275
         Working capital                $37,600

         $6,500 of the net proceeds was paid directly or indirectly, to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

ITEM 6.  SELECTED FINANCIAL DATA.

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We were formed in November 2006 to purchase and sell at wholesale women's handbags. The objective of our company is to successfully operate a wholesale handbag company for a profit. However, since we are in the developmental stage and have recently introduced products into the marketplace, we can not assure you that we will achieve this objective.

         To date substantially all of our activities have been related to our formation of our business, formulation of our business plan and initial start-up operations such as investigating sources of supply for product, investigating potential distribution channels for our products, development of our proposed financing and initial product sales. Our ability to develop our business depends upon our obtaining adequate financial resources.

LIQUIDITY AND CAPITAL RESOURCES

         During the twelve months ended February 28, 2009, working capital increased $9,637 to a surplus of $41,337 from a surplus of $31,700. The primary reason for the increase was the increase in cash of $17,210 offset by an increase in accounts payable of $2,823and accrued expenses of $6,250. During this same period, stockholders' equity increased $9,637 to $41,337 from $31,700. The increase in stockholders' equity is primarily due to the net loss for the period of ($59,238) and the costs of the registration statement of $14,000, offset by the common stock issued for cash of $21,000 and the preferred stock issued for cash of $61,875.

         We are continuing to pursue our business plan. However, the low level of our working capital will make it more difficult to purchase and market products in substantial quantity. Accordingly, there are no assurances that the Company will be successful in achieving profitable operations or continue as a going concern.

         Our independent auditors have raised substantial doubts about our ability to continue as a going concern in their reports on our financial statements included in this annual report. We will continue to pursue our business plan with our available capital. In the fourth quarter we purchased and sold initial products at a profit and anticipate continuing this activity. One of our officers is devoting his full time to our business and receives a commission on product sales.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for our company beginning December 15, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements once adopted.

         In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We have not determined the impact on our financial statements of this accounting standard.

         In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

         May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows

         In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

         In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

         In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements are contained in pages F-1 through F-10, which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES.

         Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of February 28, 2009. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2009.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

         This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE
         GOVERNANCE.

         Listed below are the directors and executive officers of the Company:

         Name                      Position
         ----                      --------
         Francis A Rebello         Director and President (principal executive
                                     officer and principal accounting and
                                     financial officer)

         Michael H. Jordon         Director, Vice President - Marketing and
                                     Sales, Secretary

         Pamela P. Rabin           Director

         Todd Rowley               Director

         Anand Kumar               Director

BUSINESS EXPERIENCE

         Francis A. Rebello, age 59, has been our President, Chief Executive Officer and a director since March 2007. Mr. Rebello was Special Projects Manager for the Satilla Regional Cancer Treatment Center, Waycross, Georgia from November 2002 to May 2006. Since July 2006 he has been Controller of Actsys Door Systems, Inc., a specialized building contractor located in Miami Florida.

         Michael H. Jordan, age 55, has been our Vice President, Secretary and a director since November 2006. He has been owner and chief executive of a business consulting firm for over five years. He now devotes his full time to the business of the company primarily in sales and marketing.

         Pamela P. Rabin, age 56, was appointed a director in 2008. She has served in administrative staff positions for Stearns, Weaver, Miller et al., a law firm in Miami, Florida, since 1982. She is currently personnel director of the firm.

         Todd W. Rowley, age 50, was appointed a director in 2008. Mr. Rowley has worked for the Wachovia Corporation since 1987 having begun his career at First Virginia Bank in 1980. His most recent role is as a Senior Vice President and Senior Relationship Manager in the Metropolitan Washington region's Commercial Banking Division.

         Anand Kumar, age 66, was appointed a director in 2009. He has been President of GT LLC, an import export firm for the last ten years.

         Our directors are elected yearly and hold office until the next annual meeting of shareholders and the election and qualification of their successors.

         Our officers are elected by the board of directors and may be replaced or removed by the board at any time.

CORPORATE GOVERNANCE

BOARD OF DIRECTOR COMMITTEES

         Our board of directors also serves as our audit committee. We do not have any executive, compensation or any other committee of our board of directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         The Company's officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") are required under the Act to file reports of ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. The Company's common stock was registered under Section 12 of Exchange Act in December 2008. However, the Reporting Persons have not filed required Form 3 disclosure statements resulting from such registration.

CODE OF ETHICS

         We have adopted a Code of Ethics which is filed as Exhibit 14 to this annual report. Any stockholder may receive a copy without charge by written request to Francis A. Rebello, 7220 NW 7th Street, Plantation, FL 33317.

DIRECTOR COMPENSATION

         We issue 50,000 shares of our common stock, valued at $1,250, to each of our non-executive directors upon their initial appointment as a director. No compensation for director service was provided in fiscal 2009. We do not have any other arrangements for compensating our directors.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table presents compensation information for the year ended February 28, 2009 for the person who served as our principal executive officer/principal financial officer (the "named executive officer"). No other officer received compensation in the fiscal year ended February 28, 2009.

                                            STOCK
NAME AND                                    OPTION      ALL OTHER
PRINCIPAL POSITION     YEAR     SALARY      AWARD      COMPENSATION     TOTAL
------------------     ----     -------     ------     ------------     ------
Francis A. Rebello     2009     $  -             -        $6,500        $6,500
President and CEO      2008     $561(1)          -             -        $  516
_________
1) Represents the value of 225,000 shares of common stock issued to Mr. Rebello.

         All our officers are employees at will and have no written employment contracts.

         A commission compensation structure was established for Mr. Jordan of 5% of sales with a gross margin of 35% to 60% and 7.5% on sales with a gross margin in excess of 60% to be paid upon receipt of the proceeds of such sales.

EQUITY COMPENSATION PLAN INFORMATION AS OF FEBRUARY 28, 2009

         The Company does not have any equity compensation plans outstanding as of February 28, 2009. All equity compensation awards have been issued prior to such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of May 11, 2009, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

                                                          Percent of Outstanding
Name                                Number of Shares           Common Stock
----                                ----------------      ----------------------
Francis A Rebello ............            225,000                  4.4%
Michael H. Jordon ............          2,630,000                 51.1%
Anand Kumar ..................             50,000                  1.0%
Pamela P. Rabin ..............             50,000                  1.0%
Todd Rowley ..................             50,000                  1.0%
All directors and officers
  as a group (5 persons) .....          3,005,000                 58.3%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         Our Board of Directors requires that all related party transactions be reviewed and approved by an independent body of the Board of Directors.

DIRECTOR INDEPENDENCE

         The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules, although our common stock is not listed on The NASDAQ Stock Market.

         The Board has determined that directors Anand Kumar, Pamela P. Rabin and Todd W. Rowley are independent directors within The NASDAQ Stock Market's director independence standards. Directors Francis A. Rebello and Michael H. Jordan are not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the

Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated a separate compensation or nominating committee.

AUDIT COMMITTEE

         The Board of Directors has not designated a separate audit committee and the entire Board, whose members are named above, conducts the functions of such committee. The Board has determined that none of its members are an audit committee financial expert.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Sherb & Co., LLP served as our independent registered public accounting firm for the fiscal year ended February 29, 2008 and the interim period through December 17, 2008. Lake and Associates CPA's, LLC served as our independent registered public accounting firm for the interim period from December 18, 2008 through February 28, 2009.The following table shows the fees that were billed for the audit and other services provided by such firm for 2009 and 2008.

                                                      2009        2008
                                                    --------    --------

Audit Fees - Sherb & Co, LLP ...................    $  5,000    $  8,000
Audit Fees - Lake and Associates CPA's, LLC ....       7,250           0
Audit related fees .............................           0         750
Tax fees .......................................           0           0
                                                    --------    --------
Total ..........................................    $ 12,250    $  8,750

Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

PRE-APPROVAL POLICY

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2009 were pre-approved by the entire Board of Directors.

BOARD OF DIRECTORS REPORT

         The Board of Directors has reviewed and discussed with the Company's management and independent auditor the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's fiscal year ended February 28, 2009. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

         The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

         The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

         Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company's Annual Report on Form 10-K for its fiscal year ending February 28, 2009 for filing with the SEC.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

         On December 17, 2008, we dismissed Sherb & Co., LLP as the Company's independent registered public accounting firm. The decision to change the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

         During the fiscal years ended February 29, 2008 and February 28, 2007 and the interim period through December 17, 2008, there were no disagreements with Sherb & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or accounting scope or procedure, which disagreements, if not resolved to the satisfaction of Sherb & Co., LLP, would have caused Sherb & Co., LLP to make reference thereto in its report on the financial statements for such years.

         During the fiscal years ended February 29, 2008 and February 28, 2007 and the interim period through December 17, 2008, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

         The report of Sherb & Co., LLP on the Company's financial statements as of and for the fiscal years ended February 29, 2008 and February 28, 2007 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, other than uncertainty as to the Company's ability to continue as a going concern.

         We have requested that Sherb & Co., LLP furnish a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether Sherb & Co., LLP agrees with the above statements made by us. A copy of this letter addressed to the SEC, dated December 19, 2008, is filed as Exhibit 16.1 to our Current Report on Form 8-K filed December 19, 2008.

         On December 17, 2008, the Company engaged Lake & Associates CPA's LLC, as its new independent registered public accounting firm. The Company has not consulted with Lake & Associates CPA's LLC during the fiscal years ended February 28, 2007 and February 29, 2008 and the interim period through December 17, 2008, on either the application of accounting principles or type of opinion Lake & Associates CPA's LLC might issue on the Company's financial statements.

                                     PART IV

ITEM 15. EXHIBITS

3.1 Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 filed April 24, 2008.

3.2 Articles of Amendment. Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 filed April 24, 2008.

3.3 By-laws of the Company. Incorporated by reference to Exhibiti 3.3 to the Company's registration statement on Form S-1 filed April 24, 2008.

10.1     Commission compensation established for Michael Jordan. *

14       Code of Ethics

31.1     Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1     Certification pursuant to 18 U.S.C. Section 1350
_________________
* Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              H & H IMPORTS, INC.


May 28, 2009                  By: /s/ Francis A. Rebello
                              --------------------------
                              Francis A. Rebello, President (principal executive
                              officer and principal financial officer)

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and on the dates stated.

      Signature                          Title                         Date
      ---------                          -----                         ----

/s/ Francis A. Rebello      President (principal executive          May 28, 2009
----------------------      officer and principal accounting
Francis A. Rebello          and financial officer) and director


/s/ Michael H. Jordan       Director                                May 28, 2009
---------------------
Michael H. Jordan


/s/ Anand Kumar             Director                                May 28, 2009
---------------
Anand Kumar


/s/ Pamela P. Rabin         Director                                May 28, 2009
-------------------
Pamela P. Rabin


/s/ Todd Rowley             Director                                May 28, 2009
---------------
Todd Rowley

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

                                      INDEX
                                                                            Page
                                                                             No.
                                                                           -----

Report of Independent Registered Public Accouting Firm ....................  F-2

Audited Balance Sheet as of February 28, 2009 and February 29, 2008 .......  F-3

Audited Statements of Operations For the Years Ended February 28, 2009 and February 29, 2008, and for the period from November 20, 2006 (inception)
through February 28, 2009 .................................................  F-4

Audited Statements of Cash Flows For the Years Ended February 28, 2009 and February 29, 2008, and for the period from November 20, 2006 (inception)
through February 28, 2009 .................................................  F-5

Audited Statements of Changes in Stockholders' Equity Period from
November 20, 2006 (inception) through February 28, 2009 ...................  F-6

Notes to Financial Statements .............................................  F-7

                                                        LAKE & ASSOCIATES, CPA'S

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

TO THE BOARD OF DIRECTORS
H & H IMPORTS, INC.
Miami, Florida

We have audited the accompanying balance sheet of H & H Imports, Inc. as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended February 28, 2009 and February 29, 2008 and the period from November 20, 2006 (inception) through February 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of H & H Imports, Inc. as of February 28, 2009 and February 29, 2008 and the results of its operations and its cash flows for the years ended February 28, 2009 and February 29, 2008 and the period from November 20, 2006 (inception) through February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has an accumulated deficit as of February 28, 2009 and is just beginning to establish an ongoing source of revenues. These revenues are not sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA's LLC

Lake & Associates, CPA's LLC
Boca Raton, Florida
April 22, 2009
                                                              20283 State Road 7
                                                                       Suite 300
                                                       Boca Raton, Florida 33498

                                                             Phone: 561.982.9874
                                                               Fax: 561.982.7985

                               H & H IMPORTS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                     FEBRUARY 28,   FEBRUARY 29,
                                                         2009          2008
                                                     ------------   ------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................     $ 49,210       $ 32,000
  Prepaid expenses ...............................        1,500       $      -
                                                       --------       --------
Total current assets .............................       50,710         32,000

                                                       --------       --------
Total assets .....................................     $ 50,710       $ 32,000
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................     $  3,123       $    300
  Accrued expenses ...............................     $  6,250       $      -
                                                       --------       --------
Total current liabilities ........................        9,373            300


STOCKHOLDERS' EQUITY
  Preferred stock, no par value authorized 40,000
   shares; issued and outstanding 4,125 shares;
   liquidation preference $61,875 ................       61,875              -
  Common stock, $.0001 par value; authorized
   200,000,000 shares; issued and outstanding
   5,150,000 shares ..............................          515            431
  Additional paid-in capital .....................       44,299         37,383
  Deficit accumulated during the development stage      (65,352)        (6,114)
                                                       --------       --------
Total stockholders' equity .......................       41,337         31,700
                                                       --------       --------
Total liabilities and stockholders' equity .......     $ 50,710       $ 32,000
                                                       ========       ========

                 See accompanying notes to financial statements.

                                   H & H IMPORTS, INC
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS
                YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008, AND
           PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH FEBRUARY 28, 2009
                                                                      NOVEMBER 20,  2006
                                                                     (INCEPTION) THROUGH
                                           2009           2008        FEBRUARY 28, 2009
                                       -----------    -----------    -------------------
NET SALES ..........................   $    15,000    $         -        $    15,000
Cost of sales ......................        10,300              -             10,300
                                       -----------    -----------        -----------
Gross profit .......................         4,700              -              4,700

COSTS AND EXPENSES:
  Selling, general and
   administrative expenses .........        64,256          6,114             70,370
                                       -----------    -----------        -----------
                                            64,256          6,114             70,370
                                       -----------    -----------        -----------
Loss from operations ...............       (59,556)        (6,114)           (65,670)

Interest income ....................           318              -                318
                                       -----------    -----------        -----------
LOSS BEFORE INCOME TAXES ...........       (59,238)        (6,114)           (65,352)
INCOME TAXES .......................             -              -
                                       -----------    -----------        -----------
NET LOSS ...........................   $   (59,238)   $    (6,114)       $   (65,352)
                                       ===========    ===========        ===========


BASIC AND DILUTED NET LOSS PER SHARE   $     (0.01)   $     (0.01)
                                       ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ................     5,127,973      1,131,973
                                       ===========    ===========

                     See accompanying notes to financial statements.

                                           F-4

                                                  H & H IMPORTS, INC
                                            (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH FEBRUARY 28, 2009
                                                                                          Deficit
                                                                                        Accumulated
                                                                           Additional     during the       Total
                                  Common Stock          Preferred Stock     Paid-in     Development     Stockholders'
                               Shares     Par Value   Shares   Par Value    Capital        Stage           Equity
                             ----------   ---------   ------   ---------   ----------   ------------    -------------
BALANCE, NOVEMBER 20, 2006
 (INCEPTION) .............            -   $       -        -   $       -   $        -   $          -    $          -

BALANCE, February 28, 2007            -           -        -           -            -              -               -
                             ----------   ---------   ------   ---------   ----------   ------------    ------------
Common stock issued for
 services - (March 2007
 @ .002/sh) ..............      900,000          90        -           -        1,974              -           2,064

Common stock issued for
 cash to an initial
 investor - (February 2008
 @ .002/sh) ..............    2,180,000         218        -           -        4,782              -           5,000

Common stock issued to
 directors for services -
 (February 2008 @ .025/sh)      150,000          15        -           -        3,735              -           3,750

Common stock issued for
 cash - (February 2008
 @ .025/sh) ..............    1,080,000         108        -           -       26,892              -          27,000

   Net loss
    February 29, 2008 ....            -           -        -           -            -         (6,114)         (6,114)
                             ----------   ---------   ------   ---------   ----------   ------------    ------------
BALANCE, February 29, 2008    4,310,000   $     431        0   $       -   $   37,383   $     (6,114)   $     31,700
                             ----------   ---------   ------   ---------   ----------   ------------    ------------
Common stock issued for
 cash (March 2008
 @ .025/sh) ..............      840,000          84        -           -       20,916              -          21,000

Preferred stock issued for
 cash (@ 15.00/sh) .......            -           -    4,125      61,875            -              -          61,875

Costs incurred to file
 registration statement ..            -           -        -           -      (14,000)             -         (14,000)

   Net loss
    February 28, 2009 ....            -           -        -           -            -        (59,238)        (59,238)
                             ----------   ---------   ------   ---------   ----------   ------------    ------------
BALANCE, February 29, 2009    5,150,000   $     515    4,125   $  61,875   $   44,299   $    (65,352)   $     41,337
                             ----------   ---------   ------   ---------   ----------   ------------    ------------

                                   See accompanying notes to financial statements.

                                                         F-5

                                        H & H IMPORTS, INC
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                     YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008, AND
               PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH FEBRUARY 28, 2009
                                                           YEAR ENDED          NOVEMBER 20, 2006
                                                      --------------------    (INCEPTION) THROUGH
                                                        2009        2008       FEBRUARY 28, 2009
                                                      --------    --------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................   $(59,238)   $ (6,114)        $ (65,352)
Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating activities:
  Issuance of common stock for services ...........          -       5,814             5,814
  Change in assets and liabilities:
    Prepaid Expenses ..............................     (1,500)          -            (1,500)
    Accounts payable ..............................      2,823         300             3,123
    Accrued expenses ..............................      6,250           -             6,250
                                                      --------    --------         ---------
Net cash used in operating activities .............    (51,665)          -           (51,665)
                                                      --------    --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred stock issued for cash .................     61,875           -            61,875
  Common stock issued for cash, net of costs ......      7,000      32,000            39,000
                                                      --------    --------         ---------
Net cash provided by  financing activities ........     68,875      32,000           100,875
                                                      --------    --------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........     17,210      32,000            49,210
CASH AND CASH EQUIVALENTS, beginning of fiscal year     32,000           -                 -
                                                      --------    --------         ---------
CASH AND CASH EQUIVALENTS, end of period ..........   $ 49,210    $ 32,000         $  49,210
                                                      ========    ========         =========

Supplementary information:
  Cash paid for:
    Interest ......................................   $      -    $      -         $       -
                                                      ========    ========         =========
    Income taxes ..................................   $      -    $      -         $       -
                                                      ========    ========         =========

                         See accompanying notes to financial statements.

                                               F-6

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK
-----------------------------------------------------------

H & H Imports, Inc. (The Company) was formed to import leather goods from Asia.

The Company had sales of $15,000 in the year ended February 28, 2009. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

PREFERRED STOCK

At February 28, 2009, the Company had 4,125 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company's common stock upon written notice of the record holder to the Company.

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

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                          NOTES TO FINANCIAL STATEMENTS

REVENUE RECOGNITION

The Company will recognize revenue when:

o Persuasive evidence of an arrangement exists;

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the twelve month periods ended February 28, 2009 and February 29, 2008 and the period from November 20, 2006 (inception) through February 28, 2009 the Company has recognized minimal revenues.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                          NOTES TO FINANCIAL STATEMENTS

In May 2008, the FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company's financial statements.

May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                          NOTES TO FINANCIAL STATEMENTS

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

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

NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from November 20, 2006 (inception) through February 28, 2009 totaling $65,352. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 5 - CONCENTRATION OF CREDIT RISK
-------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At February 28, 2009, the Company had no amounts in excess of FDIC insured limit.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. The Company currently has 412,500 common shares equivalents.

The following reconciles amounts reported in the financial statements:

                                              Twelve Month        Twelve Month
                                              Period ended        Period ended
                                           February 28, 2009   February 29, 2008
                                           -----------------   -----------------

Net loss ...............................      ($   59,238)        $    (6,114)
                                              ===========         ===========

Denominator for basic loss per share -
Basic Weighted average shares ..........        5,127,973           1,131,973

Denominator for diluted loss per share -
Diluted Weighted average shares ........        5,303,932           1,131,973

Basic and diluted loss per common share       $      (.01)        $      (.01)
                                              ===========         ===========

NOTE 7 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company had a net loss for the twelve months ended February 28, 2009 of $59,238, and a deficit accumulated from inception to February 28, 2009 of $65,352. At February 28, 2009, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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