Form 10-Q
period 2009-05-31
H & H Imports, Inc.
filed 2009-07-09
CIK 1432967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the Quarterly Period Ended: May 31, 2009

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

On May 31, 2009 the Company had 5,562,500 shares of common stock outstanding.

                               H & H IMPORTS, INC
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                          ------

Part I.  Financial Information

Item 1.  Financial Statements

         Unaudited Balance Sheet as of May 31, 2009 and February 28, 2009      3

         Unaudited Statements of Operations -
         Three Months Ended May 31, 2009 and 2008, and for the period
         from November 20, 2006 (inception) through May 31, 2009 .........     4

         Unaudited Statements of Cash Flows -
         Three Months Ended May 31, 2009 and 2008, and for the period
         from November 20, 2006 (inception) through May 31, 2009 .........     5

         Notes to unaudited Financial Statements - .......................   6-9

Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations ....................................... 10-11

Item 3.  Quantatitive and Qualitative Disclosures About Market Risk ......    11

Item 4T. Controls and procedures .........................................    11

Part II. Other Information

Item 1.  Legal Proceedings ...............................................    11

Item 1A. Risk Factors ....................................................    12

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ......    12

Item 3.  Defaults Upon Security Securities ...............................    12

Item 4.  Submission of Matters to a Vote of Security Holders .............    12

Item 5.  Other Information ...............................................    12

Item 6.  Exhibits ........................................................    12

                               H & H IMPORTS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)

                                                        MAY 31,     FEBRUARY 28,
                                                         2009         2009 (1)
                                                       ---------    ------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................     $  36,100     $  49,210
  Accounts Receivable ............................         1,195             -
  Inventories ....................................         2,000             -
  Prepaid expenses ...............................             -         1,500
                                                       ---------     ---------
Total current assets .............................        39,295        50,710

                                                       ---------     ---------
Total assets .....................................     $  39,295     $  50,710
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................     $   5,394     $   3,123
  Accrued expenses ...............................         1,000         6,250
  Due to shareholder .............................         1,000             -
                                                       ---------     ---------
Total current liabilities ........................         7,394         9,373


STOCKHOLDERS' EQUITY
  Preferred stock, no par value authorized 40,000
    shares; issued and outstanding 0 shares at
    May 31, 2009, 4,125 shares at February 28,
    2009; liquidation preference $61,875 .........             -        61,875
  Common stock, $.0001 par value; authorized
    200,000,000 shares; issued and outstanding
    5,562,500 shares at May 31, 2009, 5,150,000
    shares at February 28, 2009 ..................           556           515
  Additional paid-in capital .....................       107,383        44,299
  Deficit accumulated during the development stage       (76,038)      (65,352)
                                                       ---------     ---------
Total stockholders' equity .......................        31,901        41,337
                                                       ---------     ---------
Total liabilities and stockholders' equity .......     $  39,295     $  50,710
                                                       =========     =========

(1) Derived from audited financial statement

            See accompanying notes to unaudited financial statements.

                                         H & H IMPORTS, INC
                                   (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS (UNAUDITED)
                           THREE MONTHS ENDED MAY 31, 2009 AND 2008, AND
                   PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH MAY 31, 2009
                                                      THREE MONTHS ENDED
                                                            MAY 31,              NOVEMBER 20, 2006
                                                  --------------------------    (INCEPTION) THROUGH
                                                      2009           2008           MAY 31, 2009
                                                  -----------    -----------    -------------------
NET SALES .....................................   $     8,195    $         -        $    23,195
Cost of sales .................................         5,000              -             15,300
                                                  -----------    -----------        -----------
Gross profit ..................................         3,195              -              7,895

COSTS AND EXPENSES:
  Selling, general and administrative expenses         13,885         22,764             84,255
                                                  -----------    -----------        -----------
                                                       13,885         22,764             84,255
                                                  -----------    -----------        -----------
Loss from operations ..........................       (10,690)       (22,764)           (76,360)

Interest income ...............................             4             31                322
                                                  -----------    -----------        -----------
LOSS BEFORE INCOME TAXES ......................       (10,686)       (22,733)           (76,038)
INCOME TAXES ..................................             -              -                  -
                                                  -----------    -----------        -----------
NET LOSS ......................................   $   (10,686)   $   (22,733)       $   (76,038)
                                                  ===========    ===========        ===========


BASIC AND DILUTED NET LOSS PER SHARE ..........   $     (0.00)   $     (0.00)
                                                  ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ...........................     5,423,505      5,062,609
                                                  ===========    ===========

                     See accompanying notes to unaudited financial statements.

                                                 4

                                         H & H IMPORTS, INC
                                   (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS (UNAUDITED)
                           THREE MONTHS ENDED MAY 31, 2009 AND 2008, AND
                   PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH MAY 31, 2009
                                                        THREE MONTHS ENDED
                                                              MAY 31,            NOVEMBER 20, 2006
                                                      ----------------------    (INCEPTION) THROUGH
                                                         2009         2008          MAY 31, 2009
                                                      ---------    ---------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................   $ (10,686)   $ (22,733)        $ (76,038)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Issuance of common stock for services ...........       1,250            -             7,064
  Change in assets and liabilities
    Prepaid Expenses ..............................       1,500            -                 0
    Accounts Receivable ...........................      (1,195)           -            (1,195)
    Inventories ...................................      (2,000)           -            (2,000)
    Accounts Payable ..............................       2,271            -             5,394
    Accrued Expenses ..............................      (5,250)      20,024             1,000
    Due to shareholder ............................       1,000            -             1,000
                                                      ---------    ---------         ---------
Net cash used in operating activities .............     (13,110)      (2,709)          (64,775)
                                                      ---------    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred stock issued for cash .................           -            -            61,875
  Common stock issued for cash, net of costs ......           -        7,000            39,000
                                                      ---------    ---------         ---------
Net cash provided by  financing activities ........           -        7,000           100,875
                                                      ---------    ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........     (13,110)       4,291            36,100
CASH AND CASH EQUIVALENTS, beginning of fiscal year      49,210       32,000                 -
                                                      ---------    ---------         ---------
CASH AND CASH EQUIVALENTS, end of period ..........   $  36,100    $  36,291         $  36,100
                                                      =========    =========         =========

Supplementary information:
  Cash paid for :
    Interest ......................................   $       -    $       -         $       -
                                                      =========    =========         =========
    Income taxes ..................................   $       -    $       -         $       -
                                                      =========    =========         =========

                     See accompanying notes to unaudited financial statements.

                                                 5

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  MAY 31, 2009
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK
-----------------------------------------------------------

H & H Imports, Inc. (The Company) was formed to import leather goods from Asia.

The Company had sales of approximately $8,000 in the quarter ended May 31, 2009. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 2009, which is included in the Company's Form 10K for the year ended February 28, 2009.

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

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  MAY 31, 2009
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three month periods ended May 31, 2009 and 2008 and the period from November 20, 2006 (inception) through May 31, 2009 the Company has recognized minimal revenues.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  MAY 31, 2009
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 3 - EQUITY TRANSACTIONS
----------------------------

During the three months ended May 31, 2008 the Company issued 840,000 shares of common stock at $.025 per share, for a total of $21,000.

During the three months ended May 31, 2008 the Company incurred costs to file its registration statement of $14,000. These costs are offset against additional paid in capital.

During the year ended February 28, 2009, the Company issued 4,125 shares of Series A Convertible Preferred Stock at $15.00 per share, for a total of $61,875.

During the three months ended May 31, 2009, the Company retired 50,000 shares of common stock that were issued to a former director of the Company.

During the three months ended May 31, 2009, the Company issued 50,000 shares of common stock for services rendered at a value of $1,250

During the three months ended May 31, 2009, the holders of 4,125 shares of Series A Convertible Preferred Stock exercised the right to convert such shares into 412,500 shares of common stock. No Series A convertible preferred stock remains outstanding as of May 31, 2009.

NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from November 20, 2006 (inception) through May 31, 2009 totaling $76,038 start-up costs are being amortized over sixty months beginning in the year of initial operations.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  MAY 31, 2009
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - CONCENTRATION OF CREDIT RISK
-------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At May 31, 2009, the Company had no amounts in excess of FDIC insured limit.

NOTE 6 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. The Company currently has 0 common shares equivalents.

The following reconciles amounts reported in the financial statements:

                                              Three Month      Three Month
                                              Period ended     Period ended
                                              May 31, 2009     May 31, 2008
                                              ------------     ------------

Net loss ...............................      $   (10,686)     $   (22,733)
                                              ===========      ===========

Denominator for basic loss per share -
  Basic Weighted average shares ........        5,423,505        5,062,609

Denominator for diluted loss per share -
  Diluted Weighted average shares ......                -                -

Basic and diluted loss per common share       $      (.00)     $      (.00)
                                              ===========      ===========

NOTE 7 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company had a net loss for the three months ended May 31, 2009 of $10,686, and a deficit accumulated from inception to November 30, 2008 of $76,038. At May 31, 2009, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

BUSINESS

         We were formed in November 2006 to purchase and sell at wholesale women's handbags. The objective of our company is to successfully operate a wholesale handbag company for a profit. However, since we are in the developmental stage and have recently introduced products into the marketplace, we cannot assure you that we will achieve this objective.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 2009 AND 2008

         In the quarter ended May 31, 2009 we achieved net sales of products in the amount of $8,195 and gross profit of $3,195, or 39% of net sales. While the gross margin on our sales was satisfactory, sales were still below the level required to achieve profitable operations. There were no sales in the quarter ended May 31, 2008. Selling, general and administrative expenses fell from $22,764 in the quarter ended May 31, 2008 to $13,885 in the quarter ended May 31, 2009. As a result we lost $10,686 in the quarter ended May 31, 2009 versus a loss of $22,733 in the quarter ended May 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended May 31, 2009, working capital decreased $9,436 to a surplus of $31,901 from a surplus of $41,337. The primary reason for the decrease was the decrease in cash of $13,110. During this same period, stockholders' equity decreased $9,436 to $31,901 from $41,337. The decrease in stockholders' equity is primarily due to the net loss for the period of ($10,686) offset by the costs of the stock issued for services of $1,250.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES.

         Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of May 31, 2009. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There were no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

ITEM 1A. RISK FACTORS

         An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended February 28, 2009. You should consider carefully all of the material risks described in such registration statement before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered sale of equity securities.

         None

Use of proceeds from initial public offering.

         Our Registration Statement on Form S-1 (Commission File No. 333-150419) became effective on June 6, 2008. We registered 40,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $600,000 and also registered the 4,000,000 shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock. The shares were offered by our President. There were no fees, commissions or expenses paid to underwriters or finders' in connection with the offering. The offering was commenced on June 6, 2008 and terminated on December 22, 2008. We sold 4,125 of the 4,000,000 shares of Series A Convertible Preferred Stock registered in the offering and received the offering price of $61,875. We paid other expenses in connection with the offering of $14,000 and the net proceeds to us were $47,875. As of May 31, 2009 the net proceeds were used as follows:

         Temporary Investments ...   $10,275
         Working capital .........   $37,600

         $6,500 of the net proceeds was paid directly or indirectly, to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

31.1     Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1     Certification pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        H & H IMPORTS, INC.

July 8, 2009                            By: /s/ Francis A. Rebello
                                            ----------------------
                                            Francis A. Rebello, President
                                            (Chief executive officer and
                                            Chief Financial Officer)