Form 10-Q
period 2009-08-31
H & H Imports, Inc.
filed 2009-10-08
CIK 1432967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the Quarterly Period Ended: August 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). [ ] Yes   [ ] No

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

On August 31, 2009 the Company had 5,562,500 shares of common stock outstanding.

                               H & H IMPORTS, INC
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                          ------

Part I.  Financial Information

Item 1.  Financial Statements

         Unaudited Balance Sheet as of August 31, 2009 and
         February 28, 2009 ...............................................     3

         Unaudited Statements of Operations -
         Three and Six Months Ended  August 31, 2009 and 2008, and
         for the period from November 20, 2006 (inception) through
         August 31, 2009 .................................................     4

         Unaudited Statements of Cash Flows -
         Three and Six Months Ended August 31, 2009 and 2008, and
         for the period from November 20, 2006 (inception) through
         August 31, 2009 .................................................     5

         Notes to unaudited Financial Statements - .......................  6-10

Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations ....................................... 11-12

Item 3.  Quantatitive and Qualitative Disclosures About Market Risk ......    12

Item 4T. Controls and procedures .........................................    12

Part II. Other Information

Item 1.  Legal Proceedings ...............................................    13

Item 1A. Risk Factors ....................................................    13

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ......    13

Item 3.  Defaults Upon Security Securities ...............................    13

Item 4.  Submission of Matters to a Vote of Security Holders .............    13

Item 5.  Other Information ...............................................    14

Item 6.  Exhibits ........................................................    14

                               H & H IMPORTS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)

                                                       AUGUST 31,   FEBRUARY 28,
                                                         2009         2009 (1)
                                                       ---------    ------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................     $  20,631     $  49,210
  Accounts Receivable ............................         1,195             -
  Inventories ....................................         2,000             -
  Prepaid expenses ...............................             -         1,500
                                                       ---------     ---------
Total current assets .............................        23,826        50,710

                                                       ---------     ---------
Total assets .....................................     $  23,826     $  50,710
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................     $   7,483     $   3,123
  Accrued expenses ...............................         1,000         6,250
  Due to shareholder .............................         1,000             -
                                                       ---------     ---------
Total current liabilities ........................         9,483         9,373


STOCKHOLDERS' EQUITY
  Preferred stock, no par value authorized 40,000
    shares; issued and outstanding 0 shares at
    August 31, 2009, 4,125 shares at February 28,
    2009; liquidation preference $61,875 .........             -        61,875
  Common stock, $.0001 par value; authorized
    200,000,000 shares; issued and outstanding
    5,562,500 shares at August 31, 2009, 5,150,000
    shares at February 28, 2009 ..................           556           515
  Additional paid-in capital .....................       107,383        44,299
  Deficit accumulated during the development stage       (93,596)      (65,352)
                                                       ---------     ---------
Total stockholders' equity .......................        14,343        41,337
                                                       ---------     ---------
Total liabilities and stockholders' equity .......     $  23,826     $  50,710
                                                       =========     =========

(1) Derived from audited financial statement

            See accompanying notes to unaudited financial statements.

                                            H & H IMPORTS, INC
                                       (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF OPERATIONS (UNAUDITED)
                         THREE AND SIX MONTHS ENDED AUGUST 31, 2009 AND 2008, AND
                     PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH AUGUST 31, 2009
                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                    AUGUST 31,                    AUGUST 31,            NOVEMBER 20, 2006
                           --------------------------    --------------------------    (INCEPTION) THROUGH
                               2009           2008           2009           2008         AUGUST 31, 2009
                           -----------    -----------    -----------    -----------    -------------------
NET SALES ..............   $         -    $         -    $     8,195    $         -        $    23,195
Cost of sales ..........             -              -          5,000              -             15,300
                           -----------    -----------    -----------    -----------        -----------
Gross profit ...........             -              -          3,195              -              7,895

COSTS AND EXPENSES:
 Selling, general and
 administrative expenses        17,581         13,031         31,466         35,795            101,836
                           -----------    -----------    -----------    -----------        -----------
                                17,581         13,031         31,466         35,795            101,836
                           -----------    -----------    -----------    -----------        -----------
Loss from operations ...       (17,581)       (13,031)       (28,271)       (35,795)           (93,941)

Interest income ........            23            282             27            313                345
                           -----------    -----------    -----------    -----------        -----------
LOSS BEFORE INCOME TAXES       (17,558)       (12,749)       (28,244)       (35,482)           (93,596)

INCOME TAXES ...........             -              -              -              -                  -
                           -----------    -----------    -----------    -----------        -----------
NET LOSS ...............   $   (17,558)   $   (12,749)   $   (28,244)   $   (35,482)       $   (93,596)
                           ===========    ===========    ===========    ===========        ===========


BASIC AND DILUTED NET
 LOSS PER SHARE ........   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING
  BASIC AND DILUTED ....     5,562,500      5,150,000      5,425,747      5,106,304
                           ===========    ===========    ===========    ===========

                         See accompanying notes to unaudited financial statements.

                                                     4

                                         H & H IMPORTS, INC
                                   (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS (UNAUDITED)
                           SIX MONTHS ENDED AUGUST 31, 2009 AND 2008, AND
                 PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH AUGUST 31, 2009
                                                          SIX MONTHS ENDED
                                                             AUGUST 31,          NOVEMBER 20, 2006
                                                      ----------------------    (INCEPTION) THROUGH
                                                         2009         2008        AUGUST 31, 2009
                                                      ---------    ---------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................   $ (28,244)   $ (35,482)        $ (93,596)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Issuance of common stock for services ...........       1,250            -             7,064
  Change in assets and liabilities
    Prepaid Expenses ..............................       1,500            -                 0
    Accounts Receivable ...........................      (1,195)           -            (1,195)
    Inventories ...................................      (2,000)           -            (2,000)
    Accounts Payable ..............................       4,360        6,297             7,483
    Accrued Expenses ..............................      (5,250)           -             1,000
    Due to shareholder ............................       1,000            -             1,000
                                                      ---------    ---------         ---------
Net cash used in operating activities .............     (28,579)     (29,185)          (80,244)
                                                      ---------    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred stock issued for cash .................           -       35,625            61,875
  Common stock issued for cash, net of costs ......           -        7,000            39,000
                                                      ---------    ---------         ---------
Net cash provided by financing activities .........           -       42,625           100,875
                                                      ---------    ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........     (28,579)      13,440            20,631
CASH AND CASH EQUIVALENTS, beginning of fiscal year      49,210       32,000                 -
                                                      ---------    ---------         ---------
CASH AND CASH EQUIVALENTS, end of period ..........   $  20,631    $  45,440         $  20,631
                                                      =========    =========         =========

Supplementary information:
--------------------------
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

                                                 5

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 AUGUST 31, 2009
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK
-----------------------------------------------------------

H & H Imports, Inc. (The Company) was formed to import leather goods from Asia.

The Company had sales of approximately $8,000 in the six month period ended August 31, 2009. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the six month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 2009, which is included in the Company's Form 10-K for the year ended February 28, 2009.

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

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 AUGUST 31, 2009
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and six month periods ended August 31, 2009 and 2008 and the period from November 20, 2006 (inception) through August 31, 2009 the Company has recognized minimal revenues.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 AUGUST 31, 2009
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles" ("Codification"), as a replacement of SFAS No. 162, "The Hierarchy of Generally Accepted Principles" which was issued in May 2008. The Codification will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Statement No. 168 effectively modifies GAAP hierarchy into two levels of GAAP: authoritative and non-authoritative. The Company does not believe the application of SFAS 168 will have a significant impact, if any, on the Company's financial statements.

In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)", which changes the approach to determining the primary beneficiary of a variable interest entity ("VIE") and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 AUGUST 31, 2009
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's financial condition or results of operations.

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

NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from November 20, 2006 (inception) through August 31, 2009 totaling $93,596 start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 5 - CONCENTRATION OF CREDIT RISK
-------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At August 31, 2009, the Company had no amounts in excess of FDIC insured limit.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 AUGUST 31, 2009
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. The Company currently has no common shares equivalents.

The following reconciles amounts reported in the financial statements:

                                                Six Month           Six Month
                                              Period ended        Period ended
                                             August 31, 2009     August 31, 2008
                                             ---------------     ---------------

Net loss ...............................      $   (28,244)        $   (35,482)
                                              ===========         ===========

Denominator for basic loss per share -
  Basic Weighted average shares ........        5,425,747           5,106,304

Denominator for diluted loss per share -
  Diluted Weighted average shares ......                -                   -

Basic and diluted loss per common share       $      (.01)        $      (.01)
                                              ===========         ===========

NOTE 7 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company had a net loss for the six months ended August 31, 2009 of $28,244, and a deficit accumulated from inception to November 30, 2008 of $93,596. At August 31, 2009, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining debt financing and/or equity capital. The Company has yet to generate a significant internal cash flow, and until sales of products increase substantially, the Company is highly dependent upon debt and equity funding. Should continuing working capital requirements not be met the Company's operations may cease to exist.

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

         In the six months ended August 31, 2009 we achieved net sales of products in the amount of $8,195 and gross profit of $3,195, or 39% of net sales. While the gross margin on our sales was satisfactory, sales were still below the level required to achieve profitable operations. There were no sales in the six months ended August 31, 2008. Selling, general and administrative expenses fell from $35,795 in the six months ended August 31, 2008 to $31,466 in the six months ended August 31, 2009. As a result we lost $28,244 in the six months ended August 31, 2009 versus a loss of $35,482 in the six months ended August 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended August 31, 2009, working capital decreased $26,994 to a surplus of $14,343 from a surplus of $41,337. The primary reason for the decrease was the decrease in cash of $13,110. During this same period, stockholders' equity decreased $26,994 to $14,343 from $41,337. The decrease in stockholders' equity is primarily due to the net loss for the period of ($28,244) offset by the costs of the stock issued for services of $1,250.

         We are continuing to pursue our business plan. However, the low level of our working capital will make it more difficult to purchase and market products in substantial quantity. Accordingly, there are no assurances that the Company will be successful in achieving profitable operations or continue as a going concern.

         Our independent auditors have raised substantial doubts about our ability to continue as a going concern in their reports on our financial statements included in our annual report on Form 10-K for the fiscal year ended February 28, 2009. We will continue to pursue our business plan with our available capital. One of our officers is devoting his full time to our business and receives a commission on product sales.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES.

         Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of August 31, 2009. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There were no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         Our Registration Statement on Form S-1 (Commission File No. 333-150419) became effective on June 6, 2008. We registered 40,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $600,000 and also registered the 4,000,000 shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock. The shares were offered by our President. There were no fees, commissions or expenses paid to underwriters or finders' in connection with the offering. The offering was commenced on June 6, 2008 and terminated on December 22, 2008. We sold 4,125 of the 4,000,000 shares of Series A Convertible Preferred Stock registered in the offering and received the offering price of $61,875. We paid other expenses in connection with the offering of $14,000 and the net proceeds to us were $47,875. As of August 31, 2009 the net proceeds were used as follows:

         Temporary Investments ...   $10,275
         Working capital .........   $37,600

         $9,500 of the net proceeds was paid directly or indirectly, to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

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

                                        H & H IMPORTS, INC.

October 8, 2009                         By: /s/ Francis A. Rebello
                                            ----------------------
                                            Francis A. Rebello, President
                                            (Chief executive officer and
                                            Chief Financial Officer)