Form 10-Q
period 2009-11-30
H & H Imports, Inc.
filed 2010-01-08
CIK 1432967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the Quarterly Period Ended: November 30, 2009

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

On November 30, 2009 the Company had 5,562,500 shares of common stock outstanding.

                               H & H IMPORTS, INC
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                          ------

Part I.  Financial Information

Item 1.  Financial Statements

         Unaudited Balance Sheet as of November 30, 2009 and
         February 28, 2009 ...............................................     3

         Unaudited Statements of Operations -
         Three and Nine Months Ended November 30, 2009 and 2008, and
         for the period from November 20, 2006 (inception) through
         November 30, 2009 ...............................................     4

         Unaudited Statements of Cash Flows -
         Nine Months Ended November 30, 2009 and 2008, and for the period
         from November 20, 2006 (inception) through November 30, 2009 ....     5

         Notes to unaudited Financial Statements - .......................  6-13

Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations ....................................... 14-15

Item 3.  Quantatitive and Qualitative Disclosures About Market Risk ......    15

Item 4T. Controls and procedures .........................................    16

Part II. Other Information

Item 1.  Legal Proceedings ...............................................    16

Item 1A. Risk Factors ....................................................    16

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds ......    16

Item 3.  Defaults Upon Security Securities ...............................    17

Item 4.  Submission of Matters to a Vote of Security Holders .............    17

Item 5.  Other Information ...............................................    17

Item 6.  Exhibits ........................................................    17

                               H & H IMPORTS, INC
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)

                                                      NOVEMBER 30,  FEBRUARY 28,
                                                          2009        2009 (1)
                                                      -----------   ------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................     $  12,705      $  49,210
  Accounts Receivable ............................         1,195              -
  Inventories ....................................         2,000              -
  Prepaid expenses ...............................             -          1,500
                                                       ---------      ---------
Total current assets .............................        15,900         50,710

                                                       ---------      ---------
Total assets .....................................     $  15,900      $  50,710
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................     $   4,214      $   3,123
  Accrued expenses ...............................         2,500          6,250
  Due to shareholder .............................         1,000              -
                                                       ---------      ---------
Total current liabilities ........................         7,714          9,373


STOCKHOLDERS' EQUITY

  Preferred stock, no par value authorized 40,000
    shares; issued and outstanding 0 shares at
    November 30, 2009, 4,125 shares at February
    28, 2009; liquidation preference $61,875 .....             -         61,875
  Common stock, $.0001 par value; authorized
    200,000,000 shares; issued and outstanding
    5,562,500 shares at November 30, 2009,
    5,150,000 shares at February 28, 2009 ........           556            515
  Additional paid-in capital .....................       107,383         44,299
  Deficit accumulated during the development stage       (99,753)       (65,352)
                                                       ---------      ---------
Total stockholders' equity .......................         8,186         41,337
                                                       ---------      ---------
Total liabilities and stockholders' equity .......     $  15,900      $  50,710
                                                       =========      =========

(1) Derived from audited financial statement

            See accompanying notes to unaudited financial statements.

                                         H & H IMPORTS, INC
                                   (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS (UNAUDITED)
                    THREE AND NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008, AND
                PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH NOVEMBER 30, 2009
                                                                                       NOVEMBER 20,
                                                                                           2006
                               THREE MONTHS ENDED             NINE MONTHS ENDED        (INCEPTION)
                                   NOVEMBER 30,                  NOVEMBER 30,            THROUGH
                           --------------------------    --------------------------    NOVEMBER 30,
                               2009           2008           2009           2008           2009
                           -----------    -----------    -----------    -----------    ------------
NET SALES ..............   $         -    $    15,000    $     8,195    $    15,000    $    23,195
Cost of sales ..........             -         10,300          5,000         10,300         15,300
                           -----------    -----------    -----------    -----------    -----------
Gross profit ...........             -          4,700          3,195          4,700          7,895

COSTS AND EXPENSES:
  Selling, general and
   administrative
   expenses ............         6,159          7,612         37,625         43,406        107,995
                           -----------    -----------    -----------    -----------    -----------
                                 6,159          7,612         37,625         43,406        107,995
                           -----------    -----------    -----------    -----------    -----------
Loss from operations ...        (6,159)        (2,912)       (34,430)       (38,706)      (100,100)

Interest income ........             2              1             29            313            347
                           -----------    -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES        (6,157)        (2,911)       (34,401)       (38,393)       (99,753)
INCOME TAXES ...........             -              -              -              -              -
                           -----------    -----------    -----------    -----------    -----------
NET LOSS ...............   $    (6,157)   $    (2,911)   $   (34,401)   $   (38,393)   $   (99,753)
                           ===========    ===========    ===========    ===========    ===========


BASIC AND DILUTED NET
 LOSS PER SHARE ........   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING
  BASIC AND DILUTED ....     5,562,500      5,150,000      5,516,000      5,120,764
                           ===========    ===========    ===========    ===========

                     See accompanying notes to unaudited financial statements.

                                                 4

                                     H & H IMPORTS, INC
                                (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS (UNAUDITED)
                      NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008, AND
             PERIOD FROM NOVEMBER 20, 2006 (INCEPTION) THROUGH NOVEMBER 30, 2009
                                                                                NOVEMBER 20,
                                                                                    2006
                                                         NINE MONTHS ENDED      (INCEPTION)
                                                            NOVEMBER 30,          THROUGH
                                                      ----------------------    NOVEMBER 30,
                                                         2009         2008          2009
                                                      ---------    ---------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................   $ (34,401)   $ (38,393)   $   (99,753)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Issuance of common stock for services ...........       1,250            -          7,064
  Change in assets and liabilities
    Prepaid Expenses ..............................       1,500       (1,500)             0
    Accounts Receivable ...........................      (1,195)           -         (1,195)
    Inventories ...................................      (2,000)           -         (2,000)
    Accounts Payable ..............................       1,091        3,381          4,214
    Accrued Expenses ..............................      (3,750)           -          2,500
    Due to shareholder ............................       1,000            -          1,000
                                                      ---------    ---------    -----------
Net cash used in operating activities .............     (36,505)     (36,512)       (88,170)
                                                      ---------    ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred stock issued for cash .................           -       61,875         61,875
  Common stock issued for cash, net of costs ......           -        7,000         39,000
                                                      ---------    ---------    -----------
Net cash provided by  financing activities ........           -       68,875        100,875
                                                      ---------    ---------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........     (36,505)      32,363         12,705
CASH AND CASH EQUIVALENTS, beginning of fiscal year      49,210       32,000              -
                                                      ---------    ---------    -----------
CASH AND CASH EQUIVALENTS, end of period ..........   $  12,705    $  64,363    $    12,705
                                                      =========    =========    ===========

Supplementary information:
  Cash paid for :
    Interest ......................................   $       -    $       -    $         -
                                                      =========    =========    ===========
    Income taxes ..................................   $       -    $       -    $         -
                                                      =========    =========    ===========

                  See accompanying notes to unaudited financial statements.

                                              5

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOVEMBER 30, 2009 AND 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

H & H Imports, Inc. (The Company) was formed to import leather goods from Asia. The Company had sales of approximately $8,000 in the nine month period ended November 30, 2009. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements as of November
30. 2009 and for the three and nine months ended November 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Form 10-Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of November 30, 2009 and the results of operations for the three and nine months ended November 30, 2009 and 2008 and cash flows for the nine months ended November 30, 2009 and 2008. The results of operations for the three and nine months ended November 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year ended February 28, 2010. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 2009, which is included in the Company's Form 10-K for the year ended February 28, 2009.

The accompanying financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOVEMBER 30, 2009 AND 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

INCOME TAXES

Under the asset and liability method prescribed under ASC 740, Income Taxes, The Company uses the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of November 30, 2009, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOVEMBER 30, 2009 AND 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

REVENUE RECOGNITION

The Company will recognize revenue when:

o Persuasive evidence of an arrangement exists;

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectability is reasonably assured

The Company closely follows the provisions of ASC 605, Revenue Recognition, which include the guidelines of Staff Accounting Bulletin No. 104 as described above. For the three and nine month periods ended November 30, 2009 and 2008 and the period from November 20, 2006 (inception) through November 30, 2009 the Company has recognized minimal revenues.

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted ASC topic 820, "Fair Value Measurements and Disclosures" (ASC 820), formerly SFAS No. 157 "Fair Value Measurements," effective January 1, 2009. ASC 820 defines "fair value" as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company's financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

   o Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

   o Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

   o Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOVEMBER 30, 2009 AND 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update ("ASU") ASU No. 2009-13 (ASC Topic 605) which provides authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The Company will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-14 (ASC Topic 985) which provides authoritative guidance for the accounting for certain revenue arrangements that include software elements. This authoritative guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The Company will adopt this authoritative guidance prospectively commencing in its first quarter of fiscal 2010. The implementation is not expected to have a material impact on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05 (ASC Topic 820) which amends the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009 and did not have a material impact on our financial statements.

In June 2009, the FASB issued ASU No. 2009-17 (ASC Topic 810) that revises the guidance on variable interest entities, which becomes effective the first annual reporting period after November 15, 2009 and will be effective for the Company in fiscal 2011. This authoritative guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company is evaluating the potential impact of the implementation of this authoritative guidance on its financial statements, but would not expect it to have a material impact.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOVEMBER 30, 2009 AND 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

FASB ACCOUNTING STANDARDS CODIFICATION
(Accounting Standards Update ("ASU") 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended November 30, 2009.

As a result of the Company's implementation of the Codification during the quarter ended November 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

SUBSEQUENT EVENTS
(Included in Accounting Standards Codification ("ASC") 855 "Subsequent Events", previously SFAS No. 165 "Subsequent Events")

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued ("subsequent events"). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company's financial statements. The Company evaluated for subsequent events through the issuance date of the Company's financial statements. No recognized or non-recognized subsequent events were noted.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOVEMBER 30, 2009 AND 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS
(Included in ASC 350 "Intangibles -- Goodwill and Other", previously FSP SFAS No. 142-3 "Determination of the Useful Lives of Intangible Assets")

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company's financial statements.

NONCONTROLLING INTERESTS
(Included in ASC 810 "Consolidation", previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51")

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009. The adoption of SFAS No. 160 did not have any other material impact on the Company's financial statements.

NOTE 3 - EQUITY TRANSACTIONS

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

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOVEMBER 30, 2009 AND 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from November 20, 2006 (inception) through November 30, 2009 totaling $99,753 start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At November 30, 2009, the Company had no amounts in excess of FDIC insured limit.

NOTE 6 - NET LOSS PER SHARE

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. The Company currently has no common shares equivalents.

The following reconciles amounts reported in the financial statements:

                                              Nine Month          Nine Month
                                             Period ended        Period ended
                                           November 30, 2009   November 30, 2008
                                           -----------------   -----------------

Net loss ...............................     $   (34,401)        $   (38,393)
                                             ===========         ===========

Denominator for basic loss per share -
  Basic Weighted average shares ........       5,516,000           5,120,764

Denominator for diluted loss per share -
  Diluted Weighted average shares ......               -                   -

Basic and diluted loss per common share      $      (.01)        $      (.01)
                                             ===========         ===========

NOTE 7 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the nine months ended November 30, 2009 of $34,401, and a deficit accumulated from inception to November 30, 2009 of $99,753. At November 30, 2009, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                               H & H IMPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOVEMBER 30, 2009 AND 2008
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 8 - RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. The balance payable to the shareholder at November 30, 2009 and February 28, 2009 were $1,000 and $0, respectively.

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

RESULTS OF OPERATIONS

         In the three months ended November 30, 2009 we had no sales of products as compared to $15,000 of net sales and gross profit of $4,700, or 31% of net sales in the three months ended November 30, 2008. Selling, general and administrative expenses fell from $7,612 in the three months ended November 30, 2008 to $6,159 in the three months ended November 30, 2009. As a result we lost $6,157 in the three months ended November 30, 2009 versus a loss of $2,911 in the three months ended November 30, 2008.

         In the nine months ended November 30, 2009 we achieved net sales of products in the amount of $8,195 and gross profit of $3,195, or 39% of net sales. While the gross margin on our sales was satisfactory, sales were still below the level required to achieve profitable operations. There was $15,000 of net sales and gross profit of $4,700, or 31% of net sales in the nine months ended November 30, 2008. Selling, general and administrative expenses fell from $43,406 in the nine months ended November 30, 2008 to $37,625 in the nine months ended November 30, 2009. As a result we lost $34,401 in the nine months ended November 30, 2009 versus a loss of $38,393 in the nine months ended November 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended November 30, 2009, working capital decreased $33,151 to a surplus of $8,186 from a surplus of $41,337. The primary reason for the decrease was the decrease in cash of $36,505. During this same period, stockholders' equity decreased $33,151 to $8,186 from $41,337. The decrease in stockholders' equity is primarily due to the net loss for the period of ($34,401) offset by the costs of the stock issued for services of $1,250.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES.

         Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of November 30, 2009. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There were no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         Our Registration Statement on Form S-1 (Commission File No. 333-150419) became effective on June 6, 2008. We registered 40,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $600,000 and also registered the 4,000,000 shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock. The shares were offered by our President. There were no fees, commissions or expenses paid to underwriters or finders' in connection with the offering. The offering was commenced on June 6, 2008 and terminated on December 22, 2008. We sold 4,125 of the 4,000,000 shares of Series A Convertible Preferred Stock registered in the offering and received the offering price of $61,875. We paid other expenses in connection with the offering of $14,000 and the net proceeds to us were $47,875. As of November 30, 2009 the net proceeds were used as follows:

         Temporary Investments   $10,275
         Working capital         $37,600

$10,500 of the net proceeds was paid directly or indirectly, to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

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

                                            H & H IMPORTS, INC.

January 8, 2010                         By: /s/ Francis A. Rebello
                                        --------------------------
                                       Francis A. Rebello, President
                                       (Chief executive officer and
                                         Chief Financial Officer)