Form 10-K
period 2010-02-28
H & H Imports, Inc.
filed 2010-05-24
CIK 1432967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 000-53539

H & H IMPORTS, INC.

(Exact name of Registrant as specified in its charter)

Florida	80-0149096

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or organization)

7220 NW 7th Street
Plantation, FL 33317	(954) 792-0067

(Address of Principal Executive Offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of August 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $48,000 based on the last sale prior to such date.

As of April 30, 2010, there were 5,567,500 shares of registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business plan and generate revenues, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

Item 1. Business

We were organized as a Florida corporation on November 6, 2006. Our office is located at 7220 NW 7th Street, Plantation, FL 33317 and our telephone number is 954- 792-0067.

We were formed in November 2006 to purchase and sell at wholesale women’s handbags and other leather products. The objective of our company is to successfully operate a wholesale leather goods company for a profit. However, since we are in the developmental stage and have recently introduced products into the marketplace, we cannot assure you that we will achieve this objective.

Our merchandising strategy

H & H Imports specializes in moderately priced handbags, $20 to $100 at retail. Our products do not seek to copy the latest high fashion “It” bag of the moment but are of a more low key practical design and price point to appeal to impulse purchasers. We do not brand our products with a logo and we are not attempting to position our products as “designer” offerings.

We do not sell our products to established fashion retailers such as department stores, boutiques and mass merchandisers. Rather, we seek to initially sell our products to stores and other outlets which do not currently sell such products such as beauty salons and health clubs. We cannot assure you that we will be successful in achieving substantial distribution through these outlets to achieve long term success.

Purchasing and supply

Our products are available from multiple sources. We have not executed any long term supply contracts with any suppliers and do not anticipate doing so.

Sales, marketing and distribution

As a new entrant into a market with numerous competitors who have already established retail channels we will seek to sell our products to stores and other outlets which are not primarily considered retailers of fashion accessories, such as beauty salons, nail salons, beauty supply stores and women’s health clubs.

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

The leather good is highly competitive. Many of these competitors have established sources of supply, channels of distribution of their products, greater financial and other resources than we do. That is why we will initially seek to sell to non-traditional outlets. However, if we are successful in generating sales to these outlets we anticipate established competitors will enter our marketplace. Competition can take many forms, including product design and other attributes, pricing of products, discounts and promotions, advertising and payments for access to shelf space.

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

BECAUSE WE MAY NOT BE SUCCESSFUL IN DEVELOPING SUFFICIENT LEVEL OF SALES IN OUR BUSINESS, THIS IS A RISKY INVESTMENT.

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

OUR OFFICERS AND DIRECTORS HAVE NO EXPERIENCE IN OUR BUSINESS OR MANAGING PUBLIC COMPANIES, MAKING IT LESS LIKELY THAT OUR BUSINESS WILL BE SUCCESSFUL.

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “HNHI” The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the following periods. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal 2010
March 1, 2009 - May 31, 2009	$.00	$.00
June 1, 2009 - August 31, 2009	$.00	$.00
September 1, 2009 - November 30, 2009	$.00	$.00
December 1, 2009 - February 28, 2010	$.50	$.50

As of February 28, 2010, there were approximately 50 shareholders of record of the Company’s Common Stock.

Dividends and Dividend Policy

The Company does not contemplate paying dividends in the near-term. The Board of Directors will determine the payment of dividends in the future in light of conditions then existing, including the Company’s earnings and financial condition.

Equity Compensation Plans

As of February 28, 2010 there were no equity compensation plans under which our securities are authorized for issuance.

Use of proceeds from initial public offering

Our Registration Statement on Form S-1 (Commission File No. 333-150419) became effective on June 6, 2008. We registered 40,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $600,000 and also registered the 4,000,000 shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock. The shares were offered by our President. There were no fees, commissions or expenses paid to underwriters or finders’ in connection with the offering. The offering was commenced on June 6, 2008 and terminated on December 22, 2008. We sold 4,125 of the 4,000,000 shares of Series A Convertible Preferred Stock registered in the offering and received the offering price of $61,875. We paid other expenses in connection with the offering of $14,000 and the net proceeds to us were $47,875. As of February 28, 2010 the net proceeds were used as follows:

Temporary Investments	$10,275
Working capital	$37,600

$10,250 of the net proceeds was paid directly or indirectly, to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations

Overview

We were formed in November 2006 to purchase and sell at wholesale women’s handbags. The objective of our company is to successfully operate a wholesale handbag company for a profit. However, since we are in the developmental stage and have recently introduced products into the marketplace, we can not assure you that we will achieve this objective.

To date substantially all of our activities have been related to our formation of our business, formulation of our business plan and initial start-up operations such as investigating sources of supply for product, investigating potential distribution channels for our products, development of our proposed financing and initial product sales. Our ability to develop our business depends upon our obtaining adequate financial resources, which cannot be assured.

Results of Operations - 2010 versus 2009

Total net sales for the fiscal year ended February 28, 2010 were $8,195, a decrease of $6,805 or 45% from net sales of $15,000 for the fiscal year ended February 28, 2009. The Company’s overall gross profit margin increased to 39% of net sales for the fiscal year ended February 28, 2010 versus 31% for the fiscal year ended February 28, 2009.

Selling, general and administrative (“SG&A”) expenses for fiscal year ended February 28, 2010 were $50,110 representing a decrease of $14,146 or 22% from SG&A expenses of $64,256 for the fiscal year ended February 28, 2009. The decrease is due primarily to decreased professional fees.

Net interest income was $30 for the fiscal year ended February 28, 2010 compared to net interest income of $318 for the fiscal year February 28, 2009. The decrease in interest income was due primarily to the interest on the cash balance decreasing during fiscal 2010.

The Company had a net loss from operations of $48,030 for the fiscal year ended February 28, 2010, representing a decrease of $11,158 or 17% from the net loss of $59,238 for the fiscal year ended February 28, 2009, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

During the year ended February 28, 2010, working capital decreased $46,080 to a deficit of ($4,743) from a surplus of $41,337. The primary reason for the decrease was the decrease in cash of $42,513. During this same period, stockholders’ equity decreased $46,080 to ($4,743) from $41,337. The decrease in stockholders’ equity is primarily due to the net loss for the period of ($48,080) offset by the costs of the stock issued for services of $2,000.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

New Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-17, which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          (a) On December 17, 2008, we dismissed Sherb & Co., LLP as our independent registered public accounting firm. The decision to change the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

          (b) During the fiscal years ended February 29, 2008 and February 28, 2007 and the interim period through December 17, 2008, there were no disagreements with Sherb & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or accounting scope or procedure, which disagreements, if not resolved to the satisfaction of Sherb & Co., LLP, would have caused Sherb & Co., LLP to make reference thereto in its report on the financial statements for such years.

          (c) During the fiscal years ended February 29, 2008 and February 28, 2007 and the interim period through December 17, 2008, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

          (d) The report of Sherb & Co., LLP on the Company’s financial statements as of and for the fiscal years ended February 29, 2008 and February 28, 2007 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, other than uncertainty as to the Company’s ability to continue as a going concern.

          (e) We have requested that Sherb & Co., LLP furnish a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether Sherb & Co., LLP agrees with the above statements made by us. A copy of this letter addressed to the SEC, dated December 19, 2008, is filed as Exhibit 16.1 to our Current Report on Form 8-K filed December 19, 2008.

          (f) On December 17, 2008, we engaged Lake & Associates CPA’s LLC, as its new independent registered public accounting firm. The Company has not consulted with Lake & Associates CPA’s LLC during the fiscal years ended February 28, 2007 and February 29, 2008 and the interim period through December 17, 2008, on either the application of accounting principles or type of opinion Lake & Associates CPA’s LLC might issue on the Company’s financial statements.

Item 9A(T). Controls and Procedures.

Disclosure controls and procedures.

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures as of February 28, 2010. Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2010.

Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of February 28, 2010 based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Control Persons and Corporate Governance.

Listed below are the directors and executive officers of the Company:

Name	Position

Francis A Rebello	Director and President (principal executive officer and principal accounting and financial officer)
Michael H. Jordon	Director, Vice President – Marketing and Sales, Secretary
Pamela P. Rabin	Director
Todd Rowley	Director
Anand Kumar	Director

Business Experience

          Francis A. Rebello, age 60, has been our President, Chief Executive Officer and a director since March 2007. Mr. Rebello was Special Projects Manager for the Satilla Regional Cancer Treatment Center, Waycross, Georgia from November 2002 to May 2006. Since July 2006 he has been Controller of Actsys Door Systems, Inc., a specialized building contractor located in Miami Florida.

          Michael H. Jordan, age 56, has been our Vice President, Secretary and a director since November 2006. He has been owner and chief executive of a business consulting firm for over five years. He now devotes his full time to the business of the company primarily in sales and marketing.

          Pamela P. Rabin, age 57, was appointed a director in 2008. She has served in administrative staff positions for Stearns, Weaver, Miller et al., a law firm in Miami, Florida, since 1982. She is currently personnel director of the firm.

          Todd W. Rowley, age 51, was appointed a director in 2008. Mr. Rowley has worked for the Wachovia Corporation since 1987 having begun his career at First Virginia Bank in 1980. His most recent role is as a Senior Vice President and Senior Relationship Manager in the Metropolitan Washington region’s Commercial Banking Division.

          Anand Kumar, age 67, was appointed a director in 2009. He has been President of GT LLC, an import export firm for the last eleven years.

          Our directors are elected yearly and hold office until the next annual meeting of shareholders and the election and qualification of their successors.

          Our officers are elected by the board of directors and may be replaced or removed by the board at any time.

CORPORATE GOVERNANCE

Director Independence

          The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules. The Board has determined that directors Rabin, Rowley and Kumar are independent and that directors Rebello and Jordan are not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence.

Board of Director Committees

          Our Board of Directors does not have standing audit, nominating or compensation committees. Instead, the functions that might be delegated to such committees are carried out by our entire Board of Directors, to the extent required.

Audit Committee Financial Expert

          The Board has determined that none of its members is an audit committee financial expert. The Board does not have an audit committee financial expert due to the Company still being in the developmental stage.

Code of Ethics

          We have adopted a Code of Ethics which is filed as Exhibit 14 to our annual report on Form 10-K for the fiscal year ended February 28, 2009. Any stockholder may receive a copy without charge by written request to Francis A. Rebello, H&H Imports, Inc., 7220 NW 7th Street, Plantation, FL 33317.

Attendance at Meetings

          During the fiscal year ended February 28, 2010, the Board of Directors conducted all of its business by written consent without a meeting.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

          The Company’s officers, directors and beneficial owners of more than 10% of any class of its equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) are required under the Act to file reports of ownership and changes in beneficial ownership of the Company’s equity securities with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. The initial ownership reports were required to be filed in January 2010. However they were not filed until May 2010.

Director Compensation

          We issue 50,000 shares of our common stock to each of our non-executive directors upon their initial appointment as a director. In May 2009 the Company issued 50,000, valued at $1,250 to Anand Kumar upon his appointment as a director of the Company. Mr. Kumar was the only director who received compensation for director service in fiscal 2010. We do not have any other arrangements for compensating our directors.

Item 11. Executive Compensation.

The following table presents compensation information for the for the person who served as our principal executive officer/principal financial officer (the “named executive officer”) in the year ended February 28, 2010. Our other executive officer earned no compensation in the fiscal year ended February 28, 2010.

			Stock Option	All Other
Name and Principal Position	Year	Salary	Award	Compensation	Total

Francis A. Rebello	2010	$—	—	$3,750	$3,750
President and CEO	2009	$—	—	$6,500	$6,500

          Mr. Rebello received no equity, retirement, long term compensation or any other compensation in such fiscal years.

          All our officers are employees at will and have no written employment contracts.

          A commission compensation structure was established for Mr. Jordan of 5% of sales with a gross margin of 35% to 60% and 7.5% on sales with a gross margin in excess of 60% to be paid upon receipt of the proceeds of such sales.

Equity Compensation Plan Information as of February 28, 2010

          The Company does not have any equity compensation plans outstanding as of February 28, 2010. All equity compensation awards have been issued prior to such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth, as of February 28, 2010, the beneficial ownership of the Company’s Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company’s Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

	Number of Shares Common Stock	Percent of Outstanding

Francis A Rebello	225,000	4.0%
Michael H. Jordon	2,630,000	47.2%
Anand Kumar	50,000	0.9%
Pamela P Rabin	50,000	0.9%
Todd Rowley	50,000	0.9%

All directors and officers as a group (5 persons)	3,005,000	54.0%

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

          The Board has determined that directors Anand Kumar, Pamela P. Rabin and Todd W. Rowley are independent directors within The NASDAQ Stock Market’s director independence standards. Directors Francis A. Rebello and Michael H. Jordan are not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence.

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

Item 14. Principal Accountant Fees and Services.

          Sherb & Co., LLP served as our independent registered public accounting firm for the fiscal year ended February 29, 2008 and the interim period through December 17, 2008. Lake and Associates CPA’s, LLC served as our independent registered public accounting firm for the interim period from December 18, 2008 through February 28, 2010.The following table shows the fees that were billed for the audit and other services provided by such firms for 2010 and 2009.

	2010	2009

Audit Fees – Sherb & Co, LLP	$—	$5,000
Audit Fees – Lake and Associates CPA’s , LLC	9,850	7,250
Audit related fees	0	0
Tax fees	0	0

Total	$9,850	$12,250

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2010 and 2009 were pre-approved by the entire Board of Directors.

BOARD OF DIRECTORS REPORT

          The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended February 28, 2010. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s consolidated financial statements.

          The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

          The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

          Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ending February 28, 2010 for filing with the SEC.

PART IV

Item 15. Exhibits

3.1     Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed April 24, 2008.

3.2     Articles of Amendment. Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed April 24, 2008.

3.3     By-laws of the Company. Incorporated by reference to Exhibiti 3.3 to the Company’s registration statement on Form S-1 filed April 24, 2008.

10.1   Commission compensation established for Michael Jordan. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2009. *

14     Code of Ethics. Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2009.

31.1   Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1   Certification pursuant to 18 U.S.C. Section 1350

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H & H IMPORTS, INC.

May 24, 2010	By: /s/ Francis A. Rebello

Francis A. Rebello, President (principal executive officer and principal financial officer)

          In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Francis A. Rebello	President (principal executive	May 24, 2010
Francis A. Rebello	officer and principal accounting
and financial officer) and director

/s/ Michael H. Jordan	Director	May 24, 2010

Michael H. Jordan

/s/ Anand Kumar	Director	May 24, 2010

Anand Kumar

/s/ Pamela P. Rabin	Director	May 24, 2010

Pamela P. Rabin

/s/ Todd Rowley	Director	May 24, 2010

Todd Rowley

H & H Imports
(A Development Stage Company)
Financial Statements
February 28, 2010 and 2009
INDEX

Page No.

Report of Independent Registered Public Accounting Firm	F-2

Audited Balance Sheets as of February 28, 2010 and 2009	F-3

Audited Statements of Operations -
For the Years Ended February 28, 2010 and 2009, and for the period from November 20, 2006 (inception) through February 28, 2010	F-4

Audited Statements of Cash Flows -	F-5
For the Years Ended February 28, 2010 and 2009, and for the period from November 20, 2006 (inception) through February 28, 2010

Audited Statements of Changes in Stockholders’ Equity -	F-6
Period from November 20, 2006 (inception) through February 28, 2010 from November 20, 2006 (inception) through February 28, 2010

Notes to Financial Statements -	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of H & H Imports, Inc.

We have audited the accompanying balance sheets of H & H Imports, Inc. as of February 28, 2010 and 2009, and the related statements of operations, stockholders’ equity(deficit), and cash flows for the years ended February 28, 2010 and 2009 and the period from November 20, 2006 (inception) through February 28, 2010. H & H Import Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of H & H Imports, Inc. as of February 28, 2010 and 2009, and the results of its operations and its cash flows for each of the years ended February 28, 2010 and February 28, 2009 and the period from November 20, 2006 through February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has an accumulated deficit as of February 28, 2010 and has minimal operating revenues. These revenues are not sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC
Boca Raton, Florida
May 13, 2010

1905 Wright Boulevard	20283 State Road 7, Suite 300

Schaumburg, IL 60193	Boca Raton, FL 33498
Phone: 847.524.0800	Phone: 866.982.9874
Fax: 847.524.1655	Fax: 561.982.7985

H & H Imports, Inc
(A Development Stage Company)
Balance Sheets

	February 28,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$6,697	$49,210
Accounts Receivable, net of allowance of $1195 at February 28, 2009	—	—
Inventories	2,000	—

Prepaid expenses	—	1,500
Total current assets	8,697	50,710

Total assets	$8,697	$50,710

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,740	$3,123
Accrued expenses	7,700	6,250
Due to shareholder	1,000	—

Total current liabilities	13,440	9,373

Stockholders’ equity (deficit)

Preferred stock, no par value authorized 40,000 shares; issued and outstanding 0 shares at February 28, 2010, 4,125 shares at February 28, 2009; liquidation preference $61,875	—	61,875
Common stock, $.0001 par value; authorized 200,000,000 shares; issued and outstanding 5,567,500 shares at November 30, 2009, 5,150,000 shares at February 28, 2009	557	515
Additional paid-in capital	108,132	44,299
Deficit accumulated during the development stage	(113,432)	(65,352)

Total stockholders’ equity (deficit)	(4,743)	41,337

Total liabilities and stockholders’ equity	$8,697	$50,710

See accompanying notes to financial statements.

H & H Imports, Inc
(A Development Stage Company)
Statements of Operations
Years Ended February28, 2010 and 2009, and
Period from November 20, 2006 (inception) through February 28, 2010

	2010	2009	NOVEMBER 20, 2006 (INCEPTION) THROUGH FEBRUARY 28, 2010

Net sales	$8,195	$15,000	$23,195
Cost of sales	5,000	10,300	15,300

Gross profit	3,195	4,700	7,895

Costs and expenses:
Selling, general and administrative expenses	50,110	64,256	120,480
Bad debt expense	1,195	—	1,195

	51,305	64,256	121,675

Loss from operations	(48,110)	(59,556)	(113,780)

Interest income	30	318	348

Loss before income taxes	(48,080)	(59,238)	(113,432)
Income taxes	—	—	—

Net loss	$(48,080)	$(59,238)	$(113,432)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding Basic and diluted	5,496,890	5,127,973

See accompanying notes to financial statements.

H & H Imports, Inc (A Development Stage Company) Statements of Cash Flows
Years Ended February 28, 2010 and 2009, and
Period from November 20, 2006 (inception) through February 28, 2010

			NOVEMBER 20, 2006
	YEAR ENDED		(INCEPTION) THROUGH
	2010	2009	FEBRUARY 28, 2010

Cash flows from operating activities
Net loss	$(48,080)	$(59,238)	$(113,432)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Issuance of common stock for services	2,000	—	7,814
Allowance for doubtful accounts	1,195	—	1,195
Change in assets and liabilities
Prepaid Expenses	1,500	(1,500)	—
Accounts Receivable	(1,195)	—	(1,195)
Inventories	(2,000)	—	(2,000)
Accounts payable	1,617	2,823	4,740
Accrued expenses	1,450	6,250	7,700
Due to shareholder	1,000	—	1,000

Net cash used in operating activities	(42,513)	(51,665)	(94,178)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Preferred stock issued for cash	—	61,875	61,875
Common stock issued for cash, net of costs	—	7,000	39,000

Net cash provided by financing activities	—	68,875	100,875

Net increase in cash and cash equivalents	(42,513)	17,210	6,697
Cash and cash equivalents, beginning of fiscal year	49,210	32,000	—

Cash and cash equivalents, end of period	$6,697	$49,210	$6,697

Supplementary information:
Cash paid for :
Interest	$—	$—	$—

Income taxes	$—	$—	$—

See accompanying notes to financial statements.

H & H Imports, Inc (A Development Stage Company) Statements of Changes in Stockholders’ Equity (Deficit) Period from November 20, 2006 (inception) through February 28, 2009

	Common Stock		Preferred Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity (Deficit)

Balance, November 20, 2006 (inception)	—	$—	—	$—	$—	$—	$—
Balance, February 28, 2007	—	—	—	—	—	—	—

Common stock issued for services - (March 2007 @ .002 / sh)	900,000	90	—	—	1,974	—	2,064
Common stock issued for cash to an initial investor - (February 2008 @ .002 /sh)	2,180,000	218	—	—	4,782	—	5,000
Common stock issued to directors for services - (February 2008 @ .025 /sh)	150,000	15	—	—	3,735	—	3,750
Common stock issued for cash - (February 2008 @ .025 /sh)	1,080,000	108	—	—	26,892	—	27,000
Net loss February 29, 2008	—	—	—	—	—	(6,114)	(6,114)

Balance, February 29, 2008	4,310,000	431	—	—	37,383	(6,114)	31,700

Common stock issued for cash (March 2008 @ .025 /sh)	840,000	84	—	—	20,916	—	21,000
Preferred stock issued for cash (@ 15.00 /sh)	—	—	4,125	61,875	—	—	61,875
Costs incurred to file registration statement	—	—	—	—	(14,000)	—	(14,000)
Net loss February 28, 2009	—	—	—	—	—	(59,238)	(59,238)

Balance, February 29, 2009	5,150,000	515	4,125	61,875	44,299	(65,352)	41,337
4,125 shares of preferred stock converted to 412,500 shares of common stock	412,500	41	(4,125)	(61,875)	61,834	—	—
Common stock retired for director resignation - (May 2009)	(50,000)	(5)	—	—	5	—	—
Common stock issued to director for services - (May 2009 @ .025 /sh)	50,000	5	—	—	1,245	—	1,250
Common stock issued for services - (June 2009 @ .15/sh)	5,000	1	—	—	749		750
Net loss February 28, 2010	—	—	—	—	—	(48,080)	(48,080)

	5,567,500	$557	—	$—	$108,132	$(113,432)	$(4,743)

See accompanying notes to financial statements.

H & H IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
February 28, 2010 and February 29, 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

H & H Imports, Inc. (The Company) was formed to import leather goods from Asia.

The Company had sales of approximately $8,000 in the fiscal year ended February 28, 2010. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Preferred Stock

At February 28, 2009, the Company had 4,125 shares outstanding of its Series A Convertible Preferred Stock (“Series A”). Series A has a stated liquidation preference value of $15 per share, and each preferred share is convertible to 100 shares of the Company’s common stock upon written notice of the record holder to the Company. During the fiscal year ended February 28, 2010 all preferred shares were converted into 412,500 shares of common stock.

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

H & H IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
February 28, 2010 and February 29, 2009
NOTES TO FINANCIAL STATEMENTS

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of February 28, 2010, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

There is no provision for income taxes due to continuing losses. At February 28, 2010, the Company has net operating loss carryforwards for tax purposes of approximately $113,432 which expire through 2030. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

Revenue Recognition

The Company will recognize revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured

The Company closely follows the provisions of ASC 605, Revenue Recognition, which include the guidelines of Staff Accounting Bulletin No. 104 as described above. For the years ended February 28, 2010 and 2009, and the period from November 20, 2006 (inception) through February 28, 2010 the Company has recognized minimal revenues.

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

H & H IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
February 28, 2010 and February 29, 2009
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Recent Authoritative Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at February 28, 2010 and 2009:

	2010	2009

Accounts receivable	$1,195	$—
Less: Allowance for doubtful accounts	(1,195)	—

Accounts receivable, net	$—	$—

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at February 28, 2010 and 2009:

	February 28, 2010	February 28, 2009

Accrued Professional fees	7,700	6,250

	$7,700	$6,250

H & H IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
February 28, 2010 and February 29, 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – EQUITY TRANSACTIONS

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

During the three months ended August 31, 2009, the Company issued 5,000 shares of common stock for services rendered at a value of $750

NOTE 6 – INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from November 20, 2006 (inception) through February 28, 2010 totaling $113,432. The start-up costs are being amortized over sixty months beginning in the year of initial operations.

NOTE 7 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At February 28, 2010, the Company had no amounts in excess of FDIC insured limit.

H & H IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
February 28, 2010 and February 29, 2009
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – NET LOSS PER SHARE

The Company’s basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. The Company currently has no common shares equivalents.

The following reconciles amounts reported in the financial statements:

	Twelve Month Period ended February 28, 2010	Twelve Month Period ended February 28, 2009

Net loss	$(48,080)	$(59,238)

Denominator for basic loss per share -
Basic Weighted average shares	5,496,890	5,127,973
Denominator for diluted loss per share -
Diluted Weighted average shares	5,496,890	5,303,932
Basic and diluted loss per common share
	$(.01)	$(.01)

NOTE 9 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the twelve months ended February 28, 2010 of $48,080, and a deficit accumulated from inception to February 28, 2010 of $113,432. At February 28, 2010, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate a significant internal cash flow, and until sales of products commence, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

NOTE 10 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. The balance payable to the shareholder at February 28, 2010 and February 28, 2009 were $1,000 and $0, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On April 15, 2010, H&H Imports, Inc. (“H&H”) entered into a definitive merger agreement (the “Merger Agreement”) to acquire TV Goods Holding Corporation (“TV Goods”), a Florida-based privately held direct response (“DR”) marketing company, pursuant to which TV Goods will be merged with a subsidiary of H&H and continue its business as a wholly owned subsidiary of H&H.

Under the terms of the Merger Agreement, the TV Goods shareholders will receive shares of H&H common stock such that the TV Goods shareholders would own approximately 98% of the total shares of H&H to be issued and outstanding following the merger.

The transaction has been approved by the boards of directors of H&H and TV Goods and requires the approval of the TV Goods shareholders and satisfaction of other conditions to closing. Accordingly, investors are advised that there can be no assurance that the acquisition will be completed. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement which will be filed with the Securities and Exchange Commission as an exhibit to registrant’s next quarterly report on Form 10-Q.

We evaluated subsequent events through the date and time our financial statements were issued on May 13, 2010.