Form 10-Q
period 2010-06-30
H & H Imports, Inc.
filed 2010-08-17
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2010
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-53539

———————

H&H Imports, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	80-149096
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

14044 Icot Boulevard, Clearwater, Florida 33760

(Address of Principal Executive Office) (Zip Code)

(727) 288-2738

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class		Shares Outstanding as of August 1, 2010
Common Stock, $0.0001 Par Value Per Share		196,312,345

H&H Imports, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and March 31, 2010

1

Consolidated Statement of Operations (Unaudited) for the Three Months ended June 30, 2010 and period from inception (October 16, 2009) to June 30, 2010

2

Consolidated Statement of Stockholders' Equity (Unaudited) for The Period from

Inception to June 30, 2010

3

Consolidated Statement of Cash Flows (Unaudited) for the Three Months ended June 30, 2010 and period from inception (October 16, 2009) to June 30, 2010

4

Notes to Consolidated Financial Statements (Unaudited)

5

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

19

Item 4T.

Controls and Procedures

20

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

21

Item 1A.

Risk Factors

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

(Removed And Reserved)

22

Item 5.

Other Information

22

Item 6.

Exhibits

22

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,133,082	$74,991
Accounts receivable	20,533	55,830
Due from related party	145,011	140,961
Inventories	97,372	46,188
Prepaid expenses and other current assets	204,420	155,170
Total current assets	1,600,418	473,140

Property, plant and equipment, net	38,097	29,685

Total Assets	$1,638,515	$502,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$53,917	$66,441
Loan from officer	107,000	107,513
Deferred revenue	162,257	136,450
Notes payable	—	737,500
Accrued interest related parties	1,700	2,321
Accrued expenses and other current liabilities	45,100	61,050
Total current liabilities	369,974	1,111,275

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized, 196,312,345 and 158,187,510 issued and outstanding at June 30, 2010 and March 31, 2010, respectively	19,631	16,106
Additional paid-in capital	3,242,307	293,269
Accumulated deficit	(1,993,397)	(917,825)
Total stockholders' equity (deficit)	1,268,541	(608,450)

Total liabilities and stockholders' deficit	$1,638,515	$502,825

The accompanying notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2010	Period From Inception (October 16, 2009) to June 30, 2010
	(unaudited)	(unaudited)

Revenues	$164,298	$527,787
Cost of revenues	309,285	659,808

Gross profit (loss)	(144,987)	(132,022)

Operating expenses:
Selling, general and administrative expenses	569,588	1,076,046
Goodwill impairment	320,000	320,000
Total operating expenses	889,588	1,396,046

Loss from operations	(1,034,575)	(1,528,067)

Other (income) expense:
Interest income - related party	(4,050)	(10,011)
Other income	(21,899)	(32,846)
Interest expenses - Notes payable	63,096	502,014
Interest expense - related party	3,850	6,173
	40,997	465,330

Loss before income taxes	(1,075,572)	(1,993,397)
Provision for income taxes	—	—

Net loss	$(1,075,572)	$(1,993,397)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	171,990,723	158,187,510

The accompanying notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION (OCTOBER 16, 2009) TO JUNE 30, 2010

	Common Shares, $.0001 Par Value Per Share
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance April 1, 2009	—	$—	$—	$—	$—
Initial founders shares	152,000,010	15,200	(15,200)	—	—

Shares issued in connection with senior working capital notes	6,187,500	619	308,756	—	—

Reverse merger transaction	8,436,240	286	(286)	—	—

Loss				(917,825)	(917,825)

Balance April 1, 2010	161,055,000	16,106	293,270	(917,525)	(608,450)

Common stock issued on conversion of Working Capital notes payable	10,307,345	1,031	686,469		687,500

Common stock issued in Private Placement	24,950,000	2,495	2,173,318		2,175,813

Share-based compensation expenses			89,250		89,250

Net loss				(1,075,572)	(1,075,572)

	196,312,345	$19,631	$3,242,307	$(1,993,397)	$1,268,541

The accompanying notes are an integral part of these financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2010	Period From Inception (October 16, 2009) to June 30, 2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,075,572)	$(1,993,397)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	2,456	3,655
Amortization of discount on 12% convertible debt	—	309,375
Amortization of deferred financing costs	—	105,750
Share-based compensation expenses	89,250	89,250
Goodwill impairment	320,000	320,000
Changes in operating assets and liabilities:
Accounts receivable	35,297	(20,533)
Inventories, net	(51,184)	(97,372)
Prepaid expenses and other current assets	(49,250)	(204,420)
Accounts payable	(12,524)	53,917
Deferred revenue	25,807	162,257
Accrued interest related party	(621)	1,700
Accrued expenses and other current liabilities	(15,950)	45,100
Net cash used in operating activities	(732,291)	(1,224,718)

Cash flows from investing activities:
Merger transaction	(320,000)	(320,000)
Additions to property, plant and equipment	(10,868)	(41,752)
Net cash used in investing activities	(330,868)	(361,752)

Cash flows from financing activities:
Proceeds from issuance of 12% convertible debt	—	687,500
Costs associated with 12% convertible debt	—	(105,750)
Proceeds of note payable		50,000
Repayment of note payable	(50,000)	(50,000)
Loans from related parties	(513)	107,000
Loans to related party	(4,050)	(145,011)
Proceeds from private placement	2,495,000	2,495,000
Costs associated with private placement	(319,187)	(319,187)

Net cash provided by financing activities	2,121,250	2,719,552

Net cash increase (decrease)	1,058,091	1,133,082
Cash and cash equivalents - beginning of period	74,991	—
Cash and cash equivalents - end of period	$1,133,082	$1,133,082

Supplemental disclosures of cash flow information:
Cash paid for interest	—	$—
Cash paid for taxes	—	$—
Common shares issued in payment of notes payable	$687,500	$687,500

The accompanying notes are an integral part of these financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of Our Business

H&H Import, Inc., a Florida Corporation (the “Company” or “H&H”), is a development stage company organized in November 2006 with operating subsidiaries that market and distribute products and services through direct response channels. Our operations are conducted principally through our wholly-owned subsidiaries, TV Goods Holding Corporation, Inventors Business Center, LLC and TV Goods, Inc. Our primary channels of distribution are through television via infomercials (28.5 minute shows), short form spots (30 seconds to 5 minutes) and via shopping channels such as QVC, HSN and Shop NBC. Our business model is to initially test the potential commercial viability of a product or service with a limited media campaign to determine if a full-scale marketing campaign would be justified. If preliminary marketing results appear to justify an expanded campaign, we will develop and launch a much expanded program. Secondary channels of distribution include the internet, retail, catalog, radio and print media. If a product or service can be initially marketed successfully in the US, then the campaign could be rolled out internationally through live shopping channels and through international distribution partners.

Our executive offices are located in Clearwater, Florida.

Note 2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation

1.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of March 31, 2010 has been derived from our audited financial statements. The condensed consolidated statements of operations for the three months ended June 30, 2010 and cash flows for the three months ended June 30, 2010 are not necessarily indicative of the results or operations or cash flows to be expected for any future period or for the year ending March 31, 2011.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

Effective May 28, 2010, the Company completed an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and the Company’s wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of the Company. H&H is subject to the reporting requirements of the Securities and Exchange Commission and its common stock is quoted on the Over-the-Counter Bulletin Board.  Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of H&H issued and outstanding following the merger. Accordingly, the transaction was accorded reverse acquisition accounting treatment under the provision of FASB ASC 805-40 (“FAS-141R”), whereby TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquirer.

Current with the effective date of the reverse acquisition transaction, the Company adopted the fiscal year end of the account acquirer, March 31, 2010.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Liquidity

As of June 30, 2010, we had approximately $1,133,000 in cash and cash equivalents. The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principals generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through June 30, 2010. At June 30, 2010, we had an accumulated deficit of approximately $2.0 million.

In 2010, cash on hand and cash received in the TV Goods Private Placement (defined below) will primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities as well as for general working capital purposes.

All share and per share information contained in this report gives retroactive effect to a TV Goods 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and reverse acquisition transaction completed May 28, 2010.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported periods.

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment and historical bad debt experience. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of share-based compensation.

Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are recorded in the balance sheets at cost, which approximates fair value. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Revenue Recognition

We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper.

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Receivables

Accounts receivable consists of amounts due from the sale of our infomercial development services to our customers. It is common in our industry that deposits or advances be made prior to incurring costs associated with infomercial development projects. These advances are recorded in deferred revenue until earned. Accordingly, our accounts receivable balances, as a percentage of revenues, is smaller than other industries. Accounts receivables totaled $20,533 and $55,830 at June 30, 2010 and March 31, 2010, respectively. As of June 30, 2010 and March 31, 2010, we recognized no allowance for doubtful accounts.

Inventories, net

As our business model is to drop ship firm orders directly to our customers through the use of a third party facilitator, we maintain a minimal amount of inventory on hand. We do however purchase, in certain instances, products which are shipped to and held by the facilitator until sales orders are received. As orders are placed and paid for through the facilitator, the Company is notified of the sale and the appropriate amount of inventory is charged to cost of sales. As we do not internally manufacture any of our products, we do not maintain raw materials or work-in-process inventories.

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

Property, Plant and Equipment, net

We record property, plant and equipment and leasehold improvements at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. We generally provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease.

Earnings Per Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the period ending June 30, 2010, as the inclusion of potentially issuable shares would be anti-dilutive.

Shares potentially issuable at June 30, 2010 and March 31, 2010 were as follows:

	June 30, 2010	March 31, 2010
Stock options	21,000,000	—
Warrants	74,850,000	—
Convertible Note	1,426,667	10,307,345
	97,276,667	10,307,345

In addition, the Company issued the placement agent and its assignees placement agent warrants to acquire up to 10% of the Units sold under the Private Placement. Each placement agent warrant is exercisable at $0.10 and includes one (1) share of common stock; one (1) Series A warrant; one (1) Series B Warrant; and one (1) Series C Warrant. The placement agent warrants are exercisable for a period of three (3) years from the date of issuance and include a cashless exercise and anti-dilution provision. The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the Private Placement, but contain a cashless exercise provision.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Share-Based Payments

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan. In May 2010, the Board of Directors of TV Goods granted 12,000,000 options and 9,000,000 options, respectively, under these plans and such options were exchanged for Company options under the Merger Agreement. We recognized share-based compensation expense in connection with these share-based awards, net of an estimated forfeiture rate over the service period of the award. We utilized the Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

The following table includes the assumptions used for options granted during the three months ended June 30, 2010. Stock-based compensation expense recognized in the quarter ended June 30, 2010 totaled $89,250, which has been allocated to general and administrative expenses. Options granted during the quarter ended June 30, 2010 were the first options issued by the Company.

Three Months Ended June 30, 2010

Dividend yield	0%
Expected volatility	79%
Risk free interest rate	2.08%
Estimated holding period (years)	5

Information related to options granted under both our option plans at June 30, 2010 and for the three month period then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at March 31, 2010	—	$—	—	$—
Granted	21,000,000	0.075	4.92	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2010	21,000,000	$0.075	4.92	$0
Exercisable at June 30, 2010	—	—	—	—

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at June 30, 2010 or March 31, 2010, respectively.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Income Taxes

We account for income taxes in accordance with FASB ASC 740 — Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FASB ASC 740 — Income Taxes.

FASB ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is primarily limited to approximately $20,533 at June 30, 2010. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Marketing and Advertising Costs

Marketing, advertising and promotional costs are expensed when incurred.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us at June 30, 2010. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models consider various assumptions, including volatility factors, current market prices and contractual prices for the underlying financial instruments. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

New Accounting Standards

There were various accounting standards and interpretations issued recently, none of which had or are expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10, Subsequent Events (formerly FASB Statement No. 165, Subsequent Events). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, ASC 855-10 sets forth:

•

the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•

the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements; and

•

the disclosures that we should make about events or transactions that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.

ASC 855-10 requires disclosure of the date through which an entity has evaluated subsequent events, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We have adopted the provisions of ASC 855-10 which did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”). The Codification is the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has changed the manner in which U.S. GAAP guidance is referenced only and as such adoption did not have an impact on our consolidated financial position, results of operations or cash flows, but has changed the manner in which we reference U.S. GAAP.

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. Certain of the disclosure requirements will be effective for us on April 1, 2011. As ASU No. 2010-6 only requires enhanced disclosures, the adoption of ASU No. 2010-6 did not have a material effect on our consolidated financial position, results of operations or cash flows and did not materially expand our financial statement footnote disclosures.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3. 2010 Private Placement

In June 2010, we completed a Private Placement of our common stock and warrants raising gross proceeds of $2,495,000 and net proceeds of approximately $2,175,813 after offering related costs. In connection with the offering, the Company issued 24,950,000 shares of common stock. Each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $0.50 per share. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The selling price of the Units was $0.10 per Unit.

Other than the exercise price and call provisions of each series of Warrant, all other terms and conditions of the warrants are the same.

In connection with the Private Placement, the Company paid certain fees and commissions to a placement agent of approximately $249,500. In addition, the Company issued the placement agent and its assignees placement agent warrants to acquire up to 10% of the Units sold under the Private Placement. Each placement agent warrant is exercisable at $0.10 and includes one (1) share of common stock; one (1) Series A warrant; one (1) Series B Warrant; and one (1) Series C Warrant. The placement agent warrants are exercisable for a period of three (3) years from the date of issuance and include a cashless exercise and anti-dilution provision. The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the Private Placement, but contain a cashless exercise provision.

Note 4. Related Party Transactions

During the fiscal year ended March 31, 2010, the Company loaned approximately $141,000, including approximately $6,000 in accrued interest, to an entity in which our Chairman’s brother is an officer and owner. Our Chairman had previously been an officer of that entity. The loans were made to fund certain projects which were believed to have potential mutual benefit to both the entity and the Company. The loans are unsecured, bear interest at 12% per annum and are payable on demand. This loan, including related accrued interest, totaled approximately $145,000 at June 30, 2010.

Our Chief Executive Officer loaned the Company funds to meet short-term working capital. These loans totaled $107,000 and $107,513, with related accrued interest of $1,700 and $2,321 at June 30, 2010 and March 31, 2010, respectively. The loans were unsecured and bear interest at 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable. The Promissory Note is convertible at $0.075 per share and bears interest at 12% per annum.

Note 5. Notes Payable

Commencing in February 2009 through March 2010, the Company issued a series of 12% Senior Working Capital Notes and Revenue Participation Agreements totaling $687,500 in gross proceeds with net proceeds of $581,750 after related costs of $105, 750.

Terms of the Senior Working Capital Notes included:

•

450,000 common shares issued to the Note investor for each $50,000 invested;

•

Mandatory partial conversions: In the event of a subsequent financing of $2,000,000 or more, 50% of the investors Note principal shall automatically be converted into common shares of the Company ay a conversion price equal to 66.6% of the subsequent financing price;

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

•

Voluntary conversion: Following a Mandatory partial conversion, the Note investor may, at their option, convert the remaining 50% of their Note principal into common shares at a conversion price equal to 66.6% of the subsequent financing price;

•

Revenue participation agreement: Note holders receive a pro-rata portion of 1% of the Company’s revenues over 24 months from closing on 18 identified products; and

•

Registration rights were granted if the related common shares were not saleable under Rule 144 by the maturity date of the Notes, December 31, 2010.

In connection with the issuance of the Senior Working capital Notes, the Company recognized deferred financing costs of $105,750 and a discount on the Notes attributable to the common shares issued of $309,375. These costs were initially being accreted over the life of the Notes. Subsequent to issuance, and at March 31, 2010, the Notes were in default for failure to pay the required interest. As a result of the default, the Notes become immediately callable by the Note holders. Accordingly, the unaccreted balances remaining attributable to financing costs and Note discount were charged to interest expense.

During the first fiscal quarter, the Company entered into a series of Amendment and Exchange Agreements, modifying the terms and conditions of their 12% Senior Working Capital Notes and Revenue Participation Agreements, which totaled $687,500.

The terms of the Amended and Restated Senior Working Capital Notes modified the terms of the original notes providing:

•

The revenue sharing provision was waived.

•

The definition of Subsequent Financing, which triggered certain conversion provisions, was modified such that Subsequent Financing was amended to mean prior to the note maturity date, the Company closes a reverse acquisition transaction whereby the Company becomes a reporting company under the Securities Exchange Act of 1934, as amended.

•

Interest payment provisions were modified such that in the event of a redefined Subsequent Financing, interest would be paid through the maturity date within thirty days.

•

Prepayment provisions were eliminated.

•

The partial mandatory conversion provisions were modified such that in the event of a subsequent financing, 100% of the outstanding notes shall automatically convert into common shares of the Company at the conversion price.

In May 2010, concurrent with the completion of the Merger Agreement, the Senior Working Capital Notes totaling $687,500 were converted into 10,307,345 common shares. Also, as provided in the amended note agreements, upon conversion, the note holders were paid interest through December 2010, the maturity date. The interest payment, made in cash, totaled $84,379.

In March 2010, the Company borrowed $50,000 under a note agreement. The note was due on or before the earlier of (a) the initial closing of the Company’s then pending Private Placement or (b) August 30, 2010, the maturity date. The note provided that in the event there is no closing of the Private Placement prior to the maturity date, the note holder will forgive $25,000 and the related accrued interest. The note carried an interest rate of 12% per annum and could be prepaid at anytime; however, in the event of a prepayment, the company was obligated to pay interest through the maturity date. The lender in this transaction was an officer of the placement agent in the Company’s Private Placement. In May 2010, upon completion of the Private Placement, the note and related accrued interest were paid-in full.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Our Chief Executive Officer loaned the Company funds to meet short-term working capital. These loans totaled $107,000 and $107,513, with related accrued interest of $1,700 and $2,321 at June 30, 2010 and March 31, 2010, respectively. The loans were unsecured and bear interest at 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note (the “Convertible Note”). The Convertible Note is convertible at $0.075 per share and bears interest at 12% per annum.

Note 6. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at June 30, 2010 or March 31, 2010, respectively.

Common Stock

We are authorized to issue up to 200,000,000 shares of common stock, $.0001 par value per share.  At June 30, 2010 and March 31, 2010, the Company had 196,312,345 and 158,187,510 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

All share and per share information contained in this report gives retroactive effect to a 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and the reverse acquisition transaction completed in May 2010.

Merger Agreement

On April 15, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods, pursuant to which TV Goods was merged with a subsidiary of H&H and continue its business as a wholly owned subsidiary of H&H. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of H&H issued and outstanding following the merger. Accordingly, the transaction was accorded reverse acquisition accounting treatment under the provision of FASB ASC 805-40 (“FAS-141R”), whereby the TV Goods became the accounting acquirer (legal acquirer) and H&H was treated as the accounting acquirer (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquirer.

Current with the effective date of the reverse acquisition transaction, TV Goods adopted the fiscal year end of the account acquirer, March 31, 2010.

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “Plans”). In May 2010, the Board of Directors of TV Goods granted 12,000,000 options and 9,000,000 options, respectively, under TV Goods stock option plans and such options were exchanged for Company options under the Merger Agreement. Our Board of Directors granted 12,000,000 options under the Executive Equity Incentive Plan, exercisable at $0.075 per share to two officers and directors of the Company. The shares vest over eighteen months from grant and are exercisable for five (5) years from grant date (May 2010). At June 30, 2010, there are no shares available for issuance under this Plan.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Our Board also granted options to purchase an aggregate of 9,000,000 shares of our common stock with an exercise price of $0.075 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of grant (March 2010) and are exercisable for five (5) years from their grant date. At June 30, 2010, there were 1,000,000 shares available for future issuance under the Non Executive Equity Incentive Plan.

In the event of any stock split of our outstanding common stock, the Board of Directors in its discretion may elect to maintain the stated amount of shares reserved under the Plans without giving effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the Plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Plan options may either be (i) ISOs, (ii) NSOs (iii) awards of our common stock or (iv) rights to make direct purchases of our common stock which may be subject to certain restrictions. Any option granted under the Plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The Plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.

Note 7. Subsequent Events

Effective August 5, 2010 the Company amended its articles of incorporation to increase its authorized common stock to 400,000,000 shares.

We have evaluated events and transactions that occurred subsequent to June 30, 2010, through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. Other than the disclosures above, we did not identify any events or transactions through August 14, 2010 that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to product sales, future financings, or the commercial success of our products. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described from time to time in our future reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

H&H Imports, Inc., a Florida corporation (the “Company’ or “H&H”), was organized in November 2006 to purchase and sell at wholesale women’s handbags and other leather products. Effective May 28, the Company completed an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and H&H’s wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of H&H. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of H&H issued and outstanding following the merger. Accordingly, the transaction was accorded reverse acquisition accounting treatment under the provision of FASB ASC 805-40 (“FAS-141R”), whereby TV Goods became the accounting acquirer (legal acquiree) and H&H. was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquirer.

TV Goods commenced operations on October 16, 2009 and has operated as a development stage company since inception. TV Goods operates as a direct response marketing and distribution company. Our primary channels of distribution are through television via infomercials (28.5 minute shows), short form spots (30 seconds to 5 minutes) and via shopping channels such as QVC, HSN and Shop NBC. Our business model is to initially test the potential commercial viability of a product or service with a limited media campaign to determine if a full-scale marketing campaign would be justified. If preliminary marketing results appear to justify an expanded campaign, we will develop and launch a much expanded program. Secondary channels of distribution include the internet, retail, catalog, radio and print media. If a product or service can be initially marketed successfully in the US, then the campaign could be rolled out internationally through live shopping channels and through international distribution partners.

Our operations are conducted principally through our wholly-owned subsidiaries, Inventors Business Center, LLC and TV Goods, Inc.

As TV Goods began operations in October 2009, year-over-year analytical comparisons are not addressed.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimated and judgments in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove to be inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include revenue recognition and share based compensation. We also have other key accounting policies that are less subjective and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimated and judgments involved.

Revenue Recognition

We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper.

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recognized as deferred revenue until earned.

Share-Based Payments

In May 2010, the Board of Directors issued 12,000,000 options and 9,000,000 options, respectively, under its Executive Equity Incentive Plan and Non Executive Equity Incentive Plan. We recognized share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate over the service period of the award. We utilized the Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Liquidity and Capital Resources

At June 30, 2010, we had a cash balance of approximately $1,133,000 working capital of 1,230,444 and an accumulated deficit of approximately $2.0 million. This increase in both the cash balances and working capital was due to the completion of a Private Placement in June 2010 with net proceeds to the Company of approximately, $2,176,000.

2010 Private Placement

In June 2010, we completed a Private Placement of Units containing common stock and warrants raising gross proceeds of $2,495,000 and net proceeds of approximately $2,175,813 after offering related costs. In connection with the Unit offering, the Company issued 24,950,000 shares of common stock. Each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $0.50 per share. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The selling price of the Units was $0.10 per Unit.

Other than the exercise price and call provisions of each series of Warrant, all other terms and conditions of the warrants are the same.

In connection with the Private Placement, the Company paid certain fees and commissions to a placement agent of approximately $249,500. In addition, the Company issued the placement agent and its assignees placement agent warrants to acquire up to 10% of the Units sold under the Private Placement. Each placement agent warrant is exercisable at $0.10 and includes one (1) share of common stock; one (1) Series A warrant; one (1) Series B Warrant; and one (1) Series C Warrant. The placement agent warrants are exercisable for a period of three (3) years from the date of issuance and include a cashless exercise and anti-dilution provision. The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the Private Placement, but contain a cashless exercise provision.

Notes Payable

To raise needed working capital, commencing in October 2009 through February 2010, the Company issued a series of 12% Senior Working Capital Notes and Revenue Participation Agreements totaling $687,500 in gross proceeds with net proceeds of $581,750 after related costs of $105,750.

In connection with the issuance of the Senior Working capital Notes, the Company recognized deferred financing costs of $105,750 and a discount on the Notes attributable to the common shares issued of $309,375. These costs were initially being accreted over the life of the Notes. Subsequent to issuance, and at March 31, 2010, the Notes were in default for failure to pay the required interest. As a result of the default, the Notes became immediately callable by the Note holders. Accordingly, the unaccreted balances remaining attributable to financing costs and Note discount were charged to interest expense.

During the quarter ending June 30, 2010, the terms of the 12% senior working capital notes were modified through a series of Amendment and Exchange Agreements and issuance of amended note agreements. The terms of the Amended and Restated Senior Working Capital Notes modified the terms of the original notes providing:

•

The revenue sharing provision was waived.

•

The definition of Subsequent Financing, which triggered certain conversion provisions, was modified such that Subsequent Financing was amended to mean prior to the note maturity date, the Company closes a reverse acquisition transaction whereby the Company becomes a reporting company under the Securities Exchange Act of 1934, as amended.

•

Interest payment provisions were modified such that in the event of a redefined Subsequent Financing, interest would be paid through the maturity date within thirty days.

•

Prepayment provisions were eliminated.

•

The partial mandatory conversion provisions were modified such that in the event of a subsequent financing, 100% of the outstanding notes shall automatically convert into common shares of the Company at the conversion price.

In May 2010, concurrent with the completion of our merger agreement, the Senior Working Capital Notes totaling $687,500 were converted into 10,307,345 common shares. Also, as provided in the amended not agreements, upon conversion, the note holders were paid interest through December 31, 2010, the maturity date. The interest payment, made in cash, totaled $84,379.

In March 2010, TV Goods borrowed $50,000 under a Note agreement. The note was due on or before the earlier of (a) the initial closing of the TV Goods Private Placement transaction or (b) August 30, 2010, the maturity date. The note provided that in the event there is no closing of the Private Placement prior to the maturity date, the Note holder will forgive $25,000 and the related accrued interest. The note provided for interest at 12% per annum and could be prepaid at anytime; however, in the event of a prepayment, the Company was obligated to pay interest through the maturity date. Following the completion of the Private Placement in June 2010, this note with related accrued interest was paid in full.

During the period ended March 31, 2010, TV Goods also borrowed $107,513 from the Chief Executive Officer of TV Goods to meet short term operational needs. In May 2010, these borrowings were formalized in the form of a note payable which is convertible at $0.075 per common share bearing interest at 12% per annum. The note is due on or before May 25, 2011.

While there can be no assurance, we believe the cash on hand coupled with anticipated operational revenues will provide the funding necessary for the Company to execute its business plan for the foreseeable future.

Results of Operations

TV Goods was formed and commenced operations on October 16, 2009 as a development stage company. Revenues for the three months ended June 30, 2010 totaled $164,298 and consisted primarily of fees charged for the shooting and editing of infomercials for our clients. Cost of revenues, which totaled $309,285 during the period, represented costs incurred by the Company directed related to the infomercials developed. These costs included studio rentals, the hiring of on-screen talent and editing consulting services. Operating expenses consisted of general and administrative expenses were incurred primarily in our Clearwater Florida facilities.

During the first quarter 2010, the Company evaluated the goodwill recognized related to its merger transaction completed in May 2010, totaling $320,000. Following our evaluation, it was determined that Goodwill was impaired and the entire balance was written off during the quarter.

Interest expense for the quarter ended June 30, 2010 totaled $63,096 and was primarily attributable to the Senior Working Capital Notes issued by the Company between November 2009 and February 2010. Included in the total interest expense figures was a component attributable to a provision of the Senior Working Capital Notes which required the payment of interest, in cash, through December 31, 2010, the maturity date, upon conversion of the Notes, regardless of the date the Notes were converted into common shares. Completion of the Company’s reverse merger transaction in May 2010 triggered mandatory conversion of the Notes.

Plan of Operations

While TV Goods was organized and commenced operations on October 16, 2009, TV Goods’ management has more than 25 years experience and a track record of success in this industry. Management is responsible for having produced over 500 infomercials and spots over the years accounting for over $4 billion in sales revenues. TV Goods intends to leverage this experience and the current high profile of its Chairman, Kevin Harrington, to develop and launch marketing campaigns for a portfolio of products and services. TV Goods has commenced limited revenue generation and believes it has several products ready for marketing over the next 90 days.

Harrington is currently a “Shark” in the Sony Television/Mark Burnett production of “Shark Tank” which runs on primetime on the ABC Network. “Shark Tank” provides a forum for entrepreneurs to pitch their products or businesses to the Sharks in hopes of receiving an investment and a business venture with the Sharks to take the businesses to the next level. Harrington’s involvement with “Shark Tank” has generated a number of product marketing opportunities. “Shark Tank” is not associated with TV Goods.

In addition to accessing products as a result of Harrington’s name recognition and track record within the industry, TV Goods’ Inventors Business Center (“IBC”) subsidiary operates as a one-stop-shop and incubator for inventors and new products. IBC’s clients pay TV Goods up-front in cash, as well as significant equity participation in the product, to receive turnkey services for product and infomercial development. This business model differentiates TV Goods from other players within the direct response industry as it allows TV Goods to generate, rather than expend, cash flow in the product development phase.

TV Goods also intends to differentiate itself from its DRTV competitors by utilizing DRTV to create increased retail sales where the both the number of sales and the margins are greater than product sales made via TV. TV Goods plans to focus on driving retail sales by increasing consumer awareness via the utilization of the traditional and non-traditional DRTV markets and methods.

Our primary channels of product distribution are through television via infomercials (28.5 minutes shows), short form spots (30 seconds to 5 minutes) and live shopping channels such as QVC, HSN and Shop NBC. Our business philosophy is to test the products or services with a limited media spend to determine if a full-scale marketing campaign can be rolled out. Secondary channels of distribution include the internet, retail, catalog, radio and print. If a product or service can be marketed successfully in the US, then the campaign is often rolled out internationally through live shopping channels and through international distribution partners.

TV Goods’ strategy is to (i) develop and enhance a diverse product portfolio with ownership interests in products and brands, (ii) utilize management’s highly developed multi-tiered domestic and international infrastructure of distribution channels to maximize the profitability of our products, (iii) develop and maintain a low cost position in our industry by virtue of our scale, by combining in-house expertise in critical value-added functions such as product selection, marketing development, media buying and direct response television production with a strategy of outsourcing to low-cost providers non-core functions such as manufacturing, order processing and fulfillment, and (iv) minimize business risk by retaining a highly variable cost structure and curtailing inventory risk.

Enhance Diverse Product Portfolio. Our initial product portfolio described below provides us with a diversified product portfolio and a potentially stable source of revenues and less exposure to changes in consumer preferences. We actively seek products through numerous sources such as inventors, product owners, design companies, manufacturers, advertising and media agencies, production houses, trade shows as well as our own internal development staff. We believe that TV Goods’ industry reputation as a quality business partner as well as its ability to launch a coordinated worldwide marketing and distribution effort makes it a partner of choice for product owners and attracts numerous product proposals from third parties. Management reviews thousands of product proposals annually. In addition, TV Goods has an in-house product development staff to create products to capitalize on market opportunities in domestic and international markets.

Leverage Multi-Tiered Domestic and International Distribution Infrastructure. TV Goods utilizes multiple distribution channels to maximize customer awareness and brand recognition of its products, thereby extending their lifecycle and maximizing their profit potential. TV Goods utilizes direct response television to create customer awareness and brand loyalty of its products on a profitable and expeditious basis. The media exposure of a direct response television campaign typically allows TV Goods to expand its sources of revenue and achieve higher levels of profitability by leveraging its media investments through other distribution channels such as retail, home shopping channels (e.g. QVC and Home Shopping Network), print advertisements, catalogs, telemarketing and the Internet.

Maintain Low Cost Structure. TV Goods strives to maintain a low cost structure by combining in-house expertise in product testing, marketing development, media buying and direct response television production with outsourced non-core functions such as manufacturing, order processing and fulfillment. TV Goods utilizes in-house expertise in functions that are critical to the success of its business and contracts with third-party providers where it can achieve significant cost savings and efficiencies. In TV Goods has structured its international operations as distributorships and strategic partnerships to avoid the significant costs and risks associated with managing far-reaching overseas operations.

Minimize Business Risk. TV Goods has developed a number of strategies to minimize business risk, including (i) maintaining a high ratio of variable costs, which will result from outsourcing all non-core activities to low-cost third-party providers, (ii) minimizing inventory levels by not placing significant orders until demand is actually generated, and (iii) adopting a systematic and highly disciplined market testing methodology, which rigorously screens products prior to committing significant resources to them.

TV Goods’ growth strategy is to (i) develop various marketing channels to extend product life cycles and create additional revenue and profit opportunities, (ii) develop international sales by further expanding the scope of management’s relationships with existing international distributors and strategic partners and adding new international distributors and strategic partners in underserved markets, and (iii) increase focus on product branding through direct response television to facilitate sales across distribution channels and product categories and build valuable brand equity over time by virtue of significant annual media spending.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.–OTHER FINANCIAL INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Merger Agreement and in exchange for all of the outstanding shares of TV Goods common stock, effective May 28, 2010 (the “Closing Date”) holders of TV Goods common stock received 182,487,500 shares of the Company representing approximately 98.8% of the outstanding shares of the Company. The 108 TV Goods security holders also received warrants exercisable to purchase an additional 72,000,000 shares of the Company common stock in exchange for TV Goods warrants. The TV Good warrants are described below. In addition, 2,400,000 warrants were issued to Forge Financial Group, Inc. and its assignees (the “TV Goods Placement Agent Warrants”) which are also described below. Options to purchase 21,000,000 shares of common stock were also issued to 8 TV Goods employees under pursuant to TV Goods stock option plans. The options are exercisable at $0.075 per share. The shares of common stock issued pursuant to the Merger contain the same rights, terms and preferences as the Company's currently issued and outstanding shares of common stock.

Prior to the Closing Date, TV Goods completed a private placement (“TV Goods Private Placement”) and sold 24,000,000 Units or $2,400,000, each Unit consisting of: (i) one Share of Common Stock (the “TV Goods Offering Shares”); (ii) one Series A Warrant to purchase one share of Common Stock exercisable at $0.15 per share; (iii) one Series B Warrant to purchase one share of Common Stock exercisable at $0.25 per share; and (iv) one Series C Warrant to purchase one share of Common Stock exercisable at $0.50 per share (the Series A Warrant, Series B Warrant and Series C Warrants, collectively the “TV Goods Offering Warrants”) at a price per Unit of $0.10; and in addition, TV Goods Holdings issued placement agent warrants (“TV Goods Placement Agent Warrants”), to purchase at $0.10 per Unit, a number of Units equal to 10% of the Units sold under the TV Goods Holding Private Placement (the TV Goods Holding Offering Shares, TV Goods Holding Offering Warrants and TV Goods Placement Agent Warrants, together referred to as the “TV Goods Private Placement Securities”). The TV Goods Private Placement Securities were exchanged for Company securities pursuant to the Merger Agreement. In addition, prior to the Closing Date, TV Goods also had issued and outstanding Senior Working Capital Notes in the principal amount of $687,500 (“TV Goods Senior Notes”) which were held by 16 note holders. The TV Goods Senior Notes were converted into an aggregate of 10,307,345 shares of TV Goods Common Stock pursuant to the terms of such notes and the Merger Agreement.

The securities issued to the TV Goods security holders were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting transferability absent registration or applicable exemption. The TV Goods security holders received current information about the Company and had the opportunity to ask questions about the Company. All of the TV Goods security holders were deemed accredited.

In connection with the Merger Agreement 3,000,000 shares of our outstanding shares of common stock were returned to treasury by certain shareholders of H&H and retired in consideration of $300,000.

On June 30, 2010 the Company sold an additional 950,000 Units to one accredited investor at $0.10 per Unit resulting in the issuance of an additional 950,000 shares and 2,850,000 warrants under terms identical to those of the private placement. The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The investor had access to information concerning the Company and the securities issued to the investor contain a legend restricting transferability absent registration or applicable exemption.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

In a matter unrelated to our company, in March 2009, Omnireliant Holdings, Inc. (“OMNI”), a company in which Kevin Harrington was then a shareholder, filed suit against ResponzeTV, PLC (“RETV”), a company controlled by Mediaxposure Limited (“MX), and two of RETV’s directors. The OMNI suit alleged that RETV together with other defendants, engaged in unjust enrichment and common law fraud against OMNI. The case, filed in the Supreme Court of the State of New York, County of New York, is still pending. In November of that same year, MX filed suit against OMNI, five other defendants and Kevin Harrington in a case entitled Mediaxposure Limited (“MX”) vs. Omnireliant Holdings et al, now pending in the Federal District Court for the Southern District of New York. In the complaint, MX alleges similar causes of action by the defendants, as in the Omni suit. Harrington, previously an officer and director of RETV, entered into a full settlement and release with RETV at the time of his voluntary separation from RETV and denies all of the allegations of wrongdoing.

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1 3.1 3.2 3.3	Merger Agreement dated May 28, 2010 (1) Articles of Incorporation(2) Articles of Amendment(2) Bylaws(2)
4.1	Form of Series A, B and C Common Stock Purchase Warrant(1)
4.2	Placement Agent Warrant(1)
4.3	Convertible Promissory Note issued to Steve Rogai(1)
10.1	Employment Agreement with Kevin Harrington(1)
10.2	Executive Equity Incentive Plan(3)
10.3	Non Executive Equity Incentive Plan(3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

(1)

Incorporated by reference to the Company’s current report on Form 8-K dated May 28, 2010 filed on June 4, 2010.

(2)

Incorporated by reference to the Company’s registration statement on Form S-1 filed April 24, 2008.

(3)

Incorporated by reference to the Company’s Schedule 14C Definitive Information Statement filed on July 8, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010

H&H Imports, Inc.

By:	/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer
Chief Financial Officer

23