Form 10-Q
period 2010-09-30
H & H Imports, Inc.
filed 2010-11-15
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2010
or

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class		Shares Outstanding as of November 12, 2010
Common Stock, $0.0001 Par Value Per Share		202,518,595

H&H Imports, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and March 31, 2010

1

Consolidated Statement of Operations (Unaudited) for the three and six months ended September 30, 2010 and period from inception (October 16, 2009) to September 30, 2010) to

September 30, 2010

2

Consolidated Statement of Stockholders' Equity (Unaudited) for The Period from

Inception (October 16, 2009) to September 30, 2010

3

Consolidated Statement of Cash Flows (Unaudited) for the six months ended September 30, 2010 and period from inception (October 16, 2009) to September 30, 2010

4

Notes to Consolidated Financial Statements (Unaudited)

5

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

21

Item 4T.

Controls and Procedures

21

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

24

Item 4.

(Removed And Reserved)

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$198,063	$74,991
Accounts receivable, net	87,806	55,830
Due from related party	149,061	140,961
Inventories	49,685	46,188
Deferred productions costs	110,247	—
Prepaid expenses and other current assets	495,552	155,170
Total current assets	1,090,414	473,140

Property, plant and equipment, net	72,300	29,685

Total Assets	$1,162,714	$502,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$143,196	$66,441
Loan from officer	107,000	107,513
Deferred revenue	197,187	136,450
Notes payable	27,293	737,500
Accrued interest related parties	4,494	2,321
Accrued expenses and other current liabilities	137,600	61,050
Total current liabilities	616,770	1,111,275

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized, 198,362,345 and 161,055,000 issued and outstanding at September 30, 2010 and March 31, 2010, respectively	19,837	16,106
Additional paid-in capital	3,851,672	293,269
Deficit accumulated during development stage	(3,325,565)	(917,825)
Total stockholders’ equity (deficit)	545,944	(608,450)

Total liabilities and stockholders’ deficit	$1,162,714	$502,825

The accompanying unaudited notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2010 (unaudited)	Six Months Ended September 30, 2010 (unaudited)	Period From Inception (October 16, 2009) to September 30, 2010 (unaudited)
Revenues	$292,933	$457,231	$820,720
Cost of revenues	271,989	581,274	931,797

Gross profit (loss)	20,944	(124,043)	(111,077)

Operating expenses:
Selling, general and administrative expenses	1,356,951	1,926,539	2,432,997
Goodwill impairment	—	320,000	320,000
Total operating expenses	1,356,951	2,246,539	2,752,997

Loss from operations	(1,336,007)	(2,370,582)	(2,864,074)

Other (income) expense:
Interest income - related party	(4,050)	(8,100)	(14,061)
Other income	(5,793)	(27,692)	(38,639)
Interest expenses - Notes payable	2,710	65,806	504,724
Interest expense - related party	3,294	7,144	9,467
	(3,839)	37,158	461,491

Loss before income taxes	(1,332,168)	(2,407,740)	(3,325,565)

Provision for income taxes	—	—	—

Net loss	$(1,332,168)	$(2,407,740)	$(3,325,565)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	197,559,084	188,466,341

The accompanying unaudited notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION (OCTOBER 16, 2009) TO SEPTEMBER 30, 2010

	Common Shares, $.0001 Par Value Per Share
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance April 1, 2009	—	$—	$—	$—	$—
Initial founders shares	152,000,010	15,200	(15,200)	—	—

Reverse merger transaction	2,867,490	287	(287)	—	—

Shares issued in connection with senior working capital notes at $.05 per share	6,187,500	619	308,756	—	309,375

Loss	—	—	—	(917,825)	(917,825)

Balance April 1, 2010	161,055,000	16,106	293,269	(917,825)	(608,450)

Common stock issued towards settlement of notes payable at $.0667 per share (See Note 5)	10,307,345	1,031	686,469	—	687,500

Shares issued for services at $.18 per share	1,000,000	100	179,900	—	180,000

Common stock issued in Private Placement at $.10 per unit	26,000,000	2,600	2,597,400	—	2,600,000
Private Placement issuance costs	—	—	(332,186)	—	(332,186)
Share-based compensation at $.04 per share	—	—	426,820	—	426,820

Net loss				(2,407,740)	(2,407,740)

Balance September 30, 2010	198,362,345	$19,837	$3,851,672	$(3,325,565)	$545,944

The accompanying unaudited notes are an integral part of these financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended September30, 2010	Period From Inception (October 16, 2009) to September 30, 2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,407,740)	$(3,325,565)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	6,345	7,543
Amortization of discount on 12% convertible debt	—	309,375
Amortization of deferred financing costs	—	105,750
Share-based compensation	426,820	426,820
Shares issued for consulting services	180,000	180,000
Goodwill impairment	320,000	320,000
Changes in operating assets and liabilities:
Accounts receivable	(31,976)	(87,806)
Inventories, net	(3,497)	(49,685)
Deferred production costs	(110,247)	(110,247)
Prepaid expenses and other current assets	(340,383)	(495,552)
Accounts payable	76,755	143,196
Deferred revenue	60,737	197,187
Accrued interest related party	2,173	4,494
Accrued expenses and other current liabilities	76,550	137,600
Net cash used in operating activities	(1,744,463)	(2,236,890)

Cash flows from investing activities:
Merger transaction	(320,000)	(320,000)
Additions to property, plant and equipment	(48,961)	(79,845)
Net cash used in investing activities	(368,961)	(399,845)

Cash flows from financing activities:
Proceeds from issuance of 12% convertible debt	—	687,500
Costs associated with 12% convertible debt	—	(105,750)
Proceeds of notes payable	27,295	77,295
Repayment of notes payable	(50,000)	(50,000)
Loans from related parties	(513)	107,000
Loans to related party	(8,100)	(149,061)
Proceeds from private placement of common stock	2,600,000	2,600,000
Costs associated with private placement of common stock	(332,186)	(332,186)

Net cash provided by financing activities	2,236,496	2,834,798

Net cash increase in cash and cash equivalents	123,072	198,063
Cash and cash equivalents - beginning of period	74,991	—
Cash and cash equivalents - end of period	$198,063	$198,063

Supplemental disclosures of cash flow information:
Cash paid for interest	$89,351	$89,351
Cash paid for taxes	—	$—
Common shares issued towards settlement of notes payable	$687,500	$687,500
Common shares issued for consulting services	$180,000	$180,000

The accompanying unaudited notes are an integral part of these financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of Our Business

H&H Import, Inc., a Florida Corporation (“H&H”), is a development stage company organized in November 2006 with operating subsidiaries (collectively referred to as “The Company)  that market and distribute products and services through direct response channels. Our operations are conducted principally through our wholly-owned subsidiaries, TV Goods Holding Corporation, Inventors Business Center, LLC and TV Goods, Inc. Our primary channels of distribution are through television via infomercials (28.5 minute shows), short form spots (30 seconds to 5 minutes) and via shopping channels such as QVC, HSN and Shop NBC. Our business model is to initially test the potential commercial viability of a product or service with a limited media campaign to determine if a full-scale marketing campaign would be justified. If preliminary marketing results appear to justify an expanded campaign, we will develop and launch an expanded program. Secondary channels of distribution include the internet, retail, catalog, radio and print media. If a product or service can be initially marketed successfully in the US, then the campaign could be rolled out internationally through live shopping channels and through international distribution partners.

Our executive offices are located in Clearwater, Florida.

Note 2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation

1.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of March 31, 2010 has been derived from our audited financial statements. The condensed consolidated statements of operations for the three months ended and six months ended September 30, 2010 and cash flows for six months ended September 30, 2010 are not necessarily indicative of the results or operations or cash flows to be expected for any future period or for the year ending March 31, 2011.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

Effective May 28, 2010, the Company completed an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and the Company’s wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of the Company. H&H is subject to the reporting requirements of the Securities and Exchange Commission and its common stock is quoted on the Over-the-Counter Bulletin Board.  Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of H&H issued and outstanding following the merger. Accordingly, the transaction was recording following the reverse acquisition accounting  under the provision of FASB ASC 805-40 (“FAS-141R”), whereby TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree.

Concurrent with the effective date of the reverse acquisition transaction, the Company adopted the fiscal year end of the accounting acquirer, March 31, 2010.

Liquidity

As of September 30, 2010, we had approximately $198,000 in cash and cash equivalents. The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principals generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through September 30, 2010. At September 30, 2010, we had an accumulated deficit of approximately $3.3 million.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Due to our financial condition, the report of our independent registered public accounting firm on our March 31, 2010 unaudited consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing, funding through strategic partnerships.

•

Curtailing operations where feasible to conserve cash through deferring certain of our marketing activities until our cash flow improves and we can recommence these activities with appropriate funding.

•

Investigating and pursuing transactions including mergers, and other business combinations and relationships deemed by the board of directors to present attractive opportunities to enhance stockholder value.

In 2010, cash on hand and cash received in the Private Placement (defined below) is primarily being used to fund our ongoing operations including expanding our sales and marketing capabilities as well as for general working capital purposes.

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

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Costs associated with a given project are deferred until the related revenues are recognized.  As of September 30, 2010, we had recognized deferred production costs of $110,247 and deferred revenues of $197,187.

Receivables

Accounts receivable consists of amounts due from the sale of our infomercial development services to our customers. It is common in our industry that deposits or advances be made prior to incurring costs associated with infomercial development projects. These advances are recorded in deferred revenue until earned. Accordingly, our accounts receivable balances, as a percentage of revenues, is smaller than other industries. Accounts receivables totaled $87,806 and $55,830 at September 30, 2010 and March 31, 2010, respectively. For the six months ended September 30, 2010, we recognized as uncollectable $15,750 in receivables.  At March 31, 2010, no allowance for doubtful accounts was recognized.

Inventories

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

Property, Plant and Equipment, net

We record property, plant and equipment and leasehold improvements at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. We generally provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease. Depreciation expense totaled $3,889 and $6,345 for the three months and six months ended September 30, 2010, respectively.

Earnings Per Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the period ending September 30, 2010, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

Shares potentially issuable at September 30, 2010 and March 31, 2010 were as follows:

	September 30, 2010	March 31, 2010
Stock options	22,000,000	—
Warrants	78,000,000	—
Related Party convertible note	1,426,667	10,307,345
	101,426,667	10,307,345

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

Election by the placement agent to exercise their rights under the agreement would result in the issuance of an additional 2,600,000 common shares and warrants to purchase an additional 7,800,000 common shares.

Share-Based Payments

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan. In May 2010, the Board of Directors of TV Goods granted 12,000,000 options and 9,000,000 options, respectively, under these plans and such options were exchanged for Company options under the Merger Agreement. On July 15, 2010, the Company issued an additional 1,000,000 shares under the non Executive Equity Incentive Plan under terms similar to the May 2010 grant.  We recognized share-based compensation expense in connection with these share-based awards, net of an estimated forfeiture rate over the service period of the award. We utilized the Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

The following table includes the assumptions used for options granted during the six months ended September 30, 2010. Stock-based compensation expense recognized totaled $280,503 and $369,753 for the three months and six months ended September 30, 2010, respectively, which has been allocated to general and administrative expenses. Options granted during the quarter ended June 30, 2010 were the first options issued by the Company.

Dividend yield	0%
Expected volatility	79%
Risk free interest rate	2.08%
Estimated holding period (years)	5

Information related to options granted under both our option plans at September 30, 2010 and for the six month period then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at March 31, 2010	—	$—	—	$—
Granted	22,000,000	0.075	4.67	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2010	22,000,000	$0.075	4.67	$1,870,000
Exercisable at September 30, 2010	—	—	—	—

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed for the three month and six months  ending September 30, 2010, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is primarily limited to approximately $87,806 at September 30, 2010. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Marketing and Advertising Costs

Marketing, advertising and promotional costs are expensed when incurred.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us at September 30 and June 30, 2010, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Note 3. 2010 Private Placement

In July 2010, we completed a Private Placement (the “Private Placement”) of our common stock and warrants raising gross proceeds of $2,600,000 and net proceeds of approximately $2,267,814 after offsetting offering related costs. In connection with the offering, the Company issued 26,000,000 shares of common stock. Each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at

$0.50 per share. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The selling price of the Units was $0.10 per Unit.

Other than the exercise price and call provisions of each series of Warrant, all other terms and conditions of the warrants are the same.

In connection with the Private Placement, the Company paid certain fees and commissions to a placement agent of approximately $280,000. In addition, the Company issued the placement agent and its assignees placement agent warrants to acquire up to 10% of the Units sold under the Private Placement. Each placement agent warrant is exercisable at $0.10 and includes one (1) share of common stock; one (1) Series A warrant; one (1) Series B Warrant; and one (1) Series C Warrant. The placement agent warrants are exercisable for a period of three (3) years from the date of issuance and include a cashless exercise and anti-dilution provision. The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the Private Placement, but contain a cashless exercise provision.

Note 4. Related Party Transactions

During the fiscal year ended March 31, 2010, the Company loaned approximately $141,000, including approximately $6,000 in accrued interest, to an entity in which our Chairman’s brother is an officer and owner. Our Chairman had previously been an officer of that entity. The loans were made to fund certain projects which were believed to have potential mutual benefit to both the entity and the Company. The loans are unsecured, bear interest at 12% per annum and are payable on demand. This loan, including related accrued interest of approximately $14,000, totaled approximately $149,000 at September 30, 2010.

Our Chief Executive Officer loaned the Company funds to meet short-term working capital. These loans totaled $107,000 and $107,513, with related accrued interest of $4,494 and $2,321 at September 30, 2010 and March 31, 2010, respectively. The loans were unsecured and bear interest at 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000. The Promissory Note is convertible into common shares of the Company at $0.075 per share and bears interest at 12% per annum.  In connection with the issuance of this note, the Company recognized $57,067 in compensation expense representing the fair value of the conversion feature of the note.  Assumptions used in the valuation of the conversion feature associated with this note included:

Dividend yield	0%
Expected volatility	79%
Risk free interest rate	2.08%
Estimated holding period	5 years

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

•

Mandatory partial conversions: In the event of a subsequent financing of $2,000,000 or more, 50% of the investors Note principal would automatically be converted into common shares of the Company ay a conversion price equal to 66.6% of the subsequent financing price;

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

In connection with the issuance of the Senior Working capital Notes, the Company recognized deferred financing costs of $105,750 and a discount on the Notes attributable to the fair value of the common shares issued of $309,375. These costs were initially being accreted over the life of the Notes. Subsequent to issuance, and at March 31, 2010, the Notes were in default for failure to pay the required interest. As a result of the default, the Notes became immediately callable by the Note holders. Accordingly, the unaccreted balances remaining attributable to financing costs and Note discount were charged to interest expense.

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

•

The definition of Subsequent Financing, which triggered certain conversion provisions, was modified such that Subsequent Financing was amended to mean prior to the note maturity date, the Company closed a reverse acquisition transaction whereby the Company becomes a reporting company under the Securities Exchange Act of 1934, as amended.

•

Interest payment provisions were modified such that in the event of a redefined Subsequent Financing, interest would be paid through the maturity date, December 31, 2010, within thirty days.

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

In March 2010, the Company borrowed $50,000 under a note agreement. The note was due on or before the earlier of (a) the initial closing of the Company’s then pending Private Placement or (b) August 30, 2010, the maturity date. The note provided that in the event there was no closing of the Private Placement prior to the maturity date, the note holder will forgive $25,000 and the related accrued interest. The note carried an interest rate of 12% per annum and could be prepaid at anytime; however, in the event of a prepayment, the company was obligated to pay interest through the maturity date. The lender in this transaction was an officer of the placement agent in the Company’s Private Placement. In May 2010, upon completion of the Private Placement, the note and related accrued interest were paid-in full.

Our Chief Executive Officer loaned the Company funds to meet short-term working capital. These loans totaled $107,000 and $107,513, with related accrued interest of $4,494 and $2,321 at September 30, 2010 and March 31, 2010, respectively. The loans were unsecured and bear interest at 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note (the “Convertible Note”) in the principal amount of $107,000. The Convertible Note is convertible at $0.075 per share and bears interest at 12% per annum.  In connection with the issuance of this note, the Company recognized $57,067 in compensation expense representing the fair value of the conversion feature of the note.

Note 6. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at September 30, 2010 or March 31, 2010, respectively.

Common Stock

We are authorized to issue up to 400,000,000 shares of common stock, $.0001 par value per share.  At September 30, 2010 and March 31, 2010, the Company had 198,362,345 and 161,055,000 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

All share and per share information contained in this report gives retroactive effect to a 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and the reverse acquisition transaction completed in May 2010.

Merger Agreement

On April 15, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods, pursuant to which TV Goods was merged with a subsidiary of the Company and continue its business as a wholly owned subsidiary of H&H. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of the Company common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of the H&H issued and outstanding following the merger. Accordingly, the transaction was accorded reverse acquisition accounting treatment under the provision of FASB ASC 805-40 (“FAS-141R”), whereby the TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree.

Concurrent with the effective date of the reverse acquisition transaction, H&H adopted the fiscal year end of the accounting acquirer, March 31, 2010.

In July 2010, we completed a Private Placement of our common stock and warrants raising gross proceeds of $2,600,000 and net proceeds of approximately $2,267,814 after offering related costs. In connection with the offering, the Company issued 26,000,000 shares of common stock. Each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $0.50 per share. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The selling price of the Units was $0.10 per Unit.

On August 18, 2010, under the provisions of a three month consulting agreement, the Company issued 1,000,000 common shares.  The shares issued had a fair value on the contract date of $180,000.

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “Plans”). In May 2010, the Board of Directors of TV Goods granted 12,000,000 options and 9,000,000 options, respectively, under TV Goods stock option plans and such options were exchanged for Company options under the Merger Agreement. On July 15, 2010, the Company issued an additional 1,000,000 shares under the Non Executive Incentive Plan under terms similar to the May 2010 grant.

Our Board of Directors granted 12,000,000 options under the Executive Equity Incentive Plan, exercisable at $0.075 per share to two officers and directors of the Company. The shares vest over eighteen months from grant and are exercisable for five (5) years from grant date (May 26, 2010). At September 30, 2010, there are no shares available for issuance under the Executive Equity Incentive Plan.

Our Board also granted options to purchase an aggregate of 9,000,000 shares of our common stock with an exercise price of $0.075 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of grant (March 26, 2010) and are exercisable for five (5) years from their grant date.  At September 30, 2010, there were no shares available for future issuance under the Non Executive Equity Incentive Plan.

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

Note 7. Subsequent Events

In October and November, 2010, the Company sold, under its Private Placement Unit Offering, common stock and warrants with gross proceeds of $362,500.  In connection with this transaction, the Company issued 3,625,000 Units.  Each Unit consisted of:  Each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $0.50 per share. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The warrants may be exercised on a cashless basis until such time as the related registration statement is declared effective by the Securities and Exchange Commission. The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The selling price of the Units was $0.10 per Unit.

Other than the exercise price and call provisions of each series of Warrant, all other terms and conditions of the warrants are the same.

On October 18, 2010, under a consulting agreement related to the Company’s investor relations activities, the Company issued 156,250 shares of common stock with a fair value of $25,000 on the contract date.

On October 13, 2010 TV Goods, Inc., a wholly owned subsidiary of the Company, entered into an Infomercial Production and Brand License Agreement (the “Sleek Agreement”) with Sleek Audio, LLC (“Sleek”) relating to the promotion and sale of certain Sleek products (the “Products”) via direct response television and other forms of marketing.

The Sleek agreement shall continue through April 22, 2015 (the “Initial Term”), unless earlier terminated as provided therein. Subject to certain conditions in the Sleek Agreement, upon expiration of the Initial Term, the Company shall have the option to renew the Sleek Agreement for an additional five (5) year period.

Under the terms of the Sleek Agreement, the Company and Sleek shall share equally in the net profits received by the Company from the sale of the Products by the Company.

On October 19, 2010, pursuant to the terms of the Sleek Agreement, the Company purchased 6.6312 limited liability company membership interests (the “Membership Interests”) representing percent (5%) of the outstanding Membership Interests of Sleek after giving effect to the transaction. The purchase price for the Membership Interests was $500,000.  The $500,000 is intended to be used for Product tooling and working capital.

Pursuant to the terms of the Sleek Agreement, if, during the Term of the Agreement, and for a period of six (6) months thereafter, Sleek sells all or substantially all of its assets, and certain conditions precedent are met by the Company, the Company will have the rights to participate in up to a 5% of the net proceeds from such sale (the “Participating Percentage”). The Participating Percentage will be in addition to any membership interests held by TV Goods at the time of such sale to potentially enable the Company to a participation of up to ten (10%) percent of the net proceeds of a sale of Sleek.

On October 15, 2010 the Company entered into an agreement to sell 7,500,000 Units to an accredited investor, Curtis J. Jackson, III, each Unit consisting of: (i) one Share of Common Stock; (ii) one Series A Warrant to purchase one share of Common Stock exercisable at $0.15 per share; (iii) one Series B Warrant to purchase one share of Common Stock exercisable to $0.25 per share; and (iv) one Series C Warrant to purchase one share of Common Stock exercisable at $0.50 per share (the Series A Warrant, Series B Warrant and Series C Warrants, collectively the “Warrants”) at a price per unit of $0.10. The Company received gross proceeds of $750,000 from the sale of the Units. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The Series B Warrant  may not exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The Company did not pay any commissions or finder fees in connection with the offering. The Company intends to use the proceeds from the sale of Units to develop and market the Sleek Products, for working capital and its acquisition of five (5) percent of the Sleek Membership Interests. The remainder of the proceeds will be used for general working capital.

Upon execution of subscription documents, the securities issued to the investor will be issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The securities will contain a legend restricting transferability absent registration or applicable exemption. The investor received current information about the Company and had the opportunity to ask questions about the Company.

In November 2010, under a consulting argument related to the Company’s investor relations activities, the Company issued 100,000 shares with a fair value of $15,000 on the contract date. In addition, in November, 2010, the Company issued 150,000 shares under a financial advisory consulting agreement with a fair value on the contract date of $20,000.

On November 11, 2010, the Company entered into a Binding Memorandum of Understanding with Omni Reliant Holdings, Inc. to  purchase all rights and properties to a line of cleaning and cleaning related products currently marketed as Professor Amos’ Wonder Products Line.

Under the agreement, the Company has agreed to pay $250,000 in cash and common shares with a fair value of $250,000 for these rights.  In addition, the Company has agreed to reimburse the seller approximately $100,000 for existing inventory.  Subject to certain conditions precedent, the Company anticipates entering into the definitive agreement and closing within 30 days of the Memorandum of Understanding.

The Professor Amos’ Product Line has been marketed successfully through infomercials, live shopping networks, retail outlets, and internationally, grossing approximately $5 million in its prior fiscal year.

We believe the Professor Amos’ Product Line fits well into the Company’s existing marketing structure and growth plans.

We have evaluated events and transactions that occurred subsequent to June 30, 2010, through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. Other than the disclosures above, we did not identify any events or transactions through November _15_, 2010 that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to product sales, future financings, or the commercial success of our products or services. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described from time to time in our future reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

H&H Imports, Inc., a Florida corporation was organized in November 2006.  On May 28, 2010 (the “Closing Date”), we closed a definitive merger agreement (the “Merger Agreement”) to acquire TV Goods Holding Corporation, a Florida corporation (“TV Goods”), organized in October 2009, pursuant to which TV Goods merged with TV Goods Acquisition, Inc., our wholly owned subsidiary.  Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H Imports common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of H&H Imports issued and outstanding following the merger.  Accordingly, the transaction was accorded reverse acquisition accounting treatment under the provision of FASB ASC 805-40 (“FAS-141R”), whereby TV Goods became the accounting acquirer (legal acquiree) and H&H Imports was treated as the accounting acquiree (legal acquirer).  The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquirer.

We are a direct response marketing company.  Our Company identifies, develops, and markets consumer products.  Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets.  We seek to offer a turnkey solution enabling entrepreneurs to introduce products to the consumer market.  Entrepreneurs can leverage our experience in functions such as product selection, marketing development, media buying and direct response television production.  Inventors and entrepreneurs submit products or business concepts for our input and advice.  We generate revenues from two primary sources (i) infomercial production fees, and (ii) sales of consumer products, we receive a share of net profits of consumer products sold.  TV Goods was formed in October 2009 and as a result has a limited operating history.  As of the date of this prospectus we have generated limited revenues.

Primarily all of our operations are conducted through TV Goods.  TV Goods holds an interest in the following subsidiaries;

-

TV Goods, Inc., a Florida corporation, a wholly owned subsidiary (“TVG”) and

-

Inventors Business Center, LLC, a Florida limited liability company.

Although we operate these various business operations, due to the similar nature of the underlying business and the overlap of our operations, we view and manage these operations as one business, accordingly we do not report as segments.

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

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recognized as deferred revenue until earned.  Costs associated with a given project are deferred until the related revenues are recognized.  As of September 30, 2010, we had recognized deferred production costs of $110,247 and deferred revenue of $197,187.

Share-Based Payments

In May 2010, the Board of Directors issued 12,000,000 options and 9,000,000 options, respectively, under its Executive Equity Incentive Plan and Non Executive Equity Incentive Plan. In July 2010, the Company granted an additional 1,000,000 options under the Non Executive Incentive Plan under terms similar to the May 2010 grant. We recognized share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate over the service period of the award. We utilized the Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Liquidity and Capital Resources

At September 30, 2010, we had a cash balance of approximately $198,000, working capital of approximately $474,000 and an accumulated deficit of approximately $3.3 million. This increase in both the cash balances and working capital, as compared to March 31, 2010, was due to the completion of a Private Placement in July 2010 with net proceeds to the Company of approximately, $2,268,000. However, since inception, we have continued to operate at a loss.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Due to our financial condition, the report of our independent registered public accounting firm on our March 31, 2010 unaudited consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing, funding through strategic partnerships.

•

Curtailing operations where feasible to conserve cash through deferring certain of our marketing activities until our cash flow improves and we can recommence these activities with appropriate funding.

•

Investigating and pursuing transactions including mergers, and other business combinations and relationships deemed by the board of directors to present attractive opportunities to enhance stockholder value.

2010 Private Placement

In July 2010, we completed a Private Placement of Units containing common stock and warrants raising gross proceeds of $2,600,000 and net proceeds of approximately $2,268,000 after offering related costs. In connection with the Unit offering, the Company issued 26,000,000 Units.  Each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $0.50 per share. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The selling price of the Units was $0.10 per Unit.

Other than the exercise price and call provisions of each series of Warrant, all other terms and conditions of the warrants are the same.

In connection with the Private Placement, the Company paid certain fees and commissions to a placement agent of approximately $280,000. In addition, the Company issued the placement agent and its assignees placement agent warrants to acquire up to 10% of the Units sold under the Private Placement. Each placement agent warrant is exercisable at $0.10 and includes one (1) share of common stock; one (1) Series A warrant; one (1) Series B Warrant; and one (1) Series C Warrant. The placement agent warrants are exercisable for a period of three (3) years from the date of issuance and include a cashless exercise and anti-dilution provision. The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the Private Placement, but contain a cashless exercise provision.

Notes Payable

To raise needed working capital, commencing in November 2009 through March 2010, the Company issued a series of 12% Senior Working Capital Notes and Revenue Participation Agreements totaling $687,500 in gross proceeds with net proceeds of $581,750 after related costs of $105,750.

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

•

The definition of Subsequent Financing, which triggered certain conversion provisions, was modified such that Subsequent Financing was amended to mean prior to the note maturity date, the Company closed a reverse acquisition transaction whereby the Company becomes a reporting company under the Securities Exchange Act of 1934, as amended.

•

Interest payment provisions were modified such that in the event of a redefined Subsequent Financing, interest would be paid through the maturity date, December 31, 2010, within thirty days.

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

In March 2010, TV Goods borrowed $50,000 under a Note agreement. The note was due on or before the earlier of (a) the initial closing of the TV Goods Private Placement transaction or (b) August 30, 2010, the maturity date. The note provided that in the event there was no closing of the Private Placement prior to the maturity date, the Note holder will forgive $25,000 and the related accrued interest. The note provided for interest at 12% per annum and could be prepaid at anytime; however, in the event of a prepayment, the Company was obligated to pay interest through the maturity date. Following the completion of the Private Placement in June 2010, this note with related accrued interest was paid in full.

During the period ended March 31, 2010, TV Goods also borrowed $107,513 from the Chief Executive Officer of TV Goods to meet short term operational needs. In May 2010, these borrowings were formalized in the form of a note payable which is convertible at $0.075 per common share bearing interest at 12% per annum. The note is convertible at anytime and is due on or before May 25, 2011.  In connection with the issuance of this note, as the provisions provided for immediate conversion at the holders’ option, the Company recognized $57,067 in compensation expense representing the fair value of the conversion feature.

While there can be no assurance, we believe the cash on hand coupled with anticipated operational revenues will provide the funding necessary for the Company to execute its business plan for the foreseeable future.

Results of Operations

TV Goods was formed and commenced operations on October 16, 2009 as a development stage company. Revenues for the three months and six months ended September 30, 2010 totaled $292,933 and $457,231, respectively and consisted primarily of fees charged for the shooting and editing of infomercials for our clients. Cost of revenues, which totaled $271,989 and $581,274, respectively for the corresponding periods, represented costs incurred by the Company directly related to the infomercials developed. These costs included studio rentals, the hiring of on-screen talent and editing consulting services. Operating expenses consisted of general and administrative expenses were incurred primarily in our Clearwater Florida facilities.

During the first quarter 2010, the Company evaluated the goodwill recognized related to its merger transaction completed in May 2010, totaling $320,000. Following our evaluation, it was determined that goodwill was impaired and the entire balance was written off during the quarter.

Selling, general and administrative expenses totaled $1,356,951 and $1,926,539 for the three months and six months ended September 30, 2010.  Included in these amounts are costs associated with the Company’s equity compensation  plans and grants made in May, 2010.  The costs of these grants are recognized over their respective vesting periods and totaled $280,503 and $369,753 for the three month and six month periods ended September 30, 2010, respectively.  Due to the vesting schedule of the grants, with 50% vesting after the first six months, 25% vesting after one year and 25% vesting after 18 months of service, much of the cost being recognized by the Company is “front-loaded” relative to the total costs of the options granted.

Interest expense for the three month and six month periods ending September 30, 2010 totaled $2,710 and $65,806, respectively, and was primarily attributable to the Senior Working Capital Notes issued by the Company between November 2009 and February 2010. Included in the total interest expense figures was a component attributable to a provision of the Senior Working Capital Notes which required the payment of interest, in cash, through December 31, 2010, the maturity date, upon conversion of the Notes, regardless of the date the Notes were converted into common shares. Completion of the Company’s reverse merger transaction in May 2010 triggered mandatory conversion of the Notes.

Plan of Operations

While TV Goods was organized and commenced operations on October 16, 2009, TV Goods’ management has more than 25 years experience and a track record of success in this industry. Management is responsible for having produced over 500 infomercials and spots over the years accounting for over $4 billion in sales revenues. TV Goods intends to leverage this experience and the current high profile of its Chairman, Kevin Harrington, to develop and launch marketing campaigns for a portfolio of products and services. TV Goods has commenced limited revenue generation and believes it has several products ready for marketing in the near future.

Our Chairperson, Mr. Harrington is currently a “Shark” in the Sony Television/Mark Burnett production of “Shark Tank” which runs on primetime on the ABC Network. “Shark Tank” provides a forum for entrepreneurs to pitch their products or businesses to the Sharks in hopes of receiving an investment and a business venture with the Sharks to take the businesses to the next level. Mr. Harrington’s involvement with “Shark Tank” has generated a number of product marketing opportunities. “Shark Tank” is not associated with TV Goods.

In addition to accessing products as a result of Mr. Harrington’s name recognition and track record within the industry, the Company IBC, operates as a one-stop-shop and incubator for inventors and new products. IBC’s clients pay TV Goods in advance in cash, as well as significant equity participation in the product, to receive turnkey services for product and infomercial development. We believe this business model differentiates TV Goods from other companies operating within the direct response industry as it allows TV Goods to generate, rather than expend, cash flow in the product development phase.

TV Goods also intends to differentiate itself from its DRTV competitors by utilizing DRTV to create increased retail sales where both the number of sales and the margins are greater than product sales made via TV. TV Goods plans to focus on driving retail sales by increasing consumer awareness via the utilization of the traditional and non-traditional DRTV markets and methods.

Our primary channels of product distribution are through television via infomercials (28.5 minutes shows), short form spots (30 seconds to 5 minutes) and live shopping channels such as QVC, HSN and Shop NBC. Our business philosophy is to test the products or services with a limited media spend to determine if a full-scale marketing campaign can be rolled out. Secondary channels of distribution include the internet, retail, catalog, radio and print. If a product or service can be marketed successfully in the US, then the campaign is evaluated for potential international programming through live shopping channels and through international distribution partners.

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

Enhance Diverse Product Portfolio. We believe a diversified product portfolio may provide a potentially stable source of revenues and less exposure to changes in consumer preferences. We actively seek products through numerous sources such as inventors, product owners, design companies, manufacturers, advertising and media agencies, production houses, trade shows as well as our own internal development staff. We believe that TV Goods’ industry reputation as a quality business partner as well as its ability to launch a coordinated worldwide marketing and distribution effort makes it a partner of choice for product owners and attracts numerous product proposals from third parties. Management reviews thousands of product proposals annually. In addition, TV Goods has an in-house product development staff to create products to capitalize on market opportunities in domestic and international markets.

Leverage Multi-Tiered Domestic and International Distribution Infrastructure. TV Goods has available multiple distribution channels to maximize customer awareness and brand recognition of its products, thereby extending their lifecycle and maximizing their profit potential. TV Goods utilizes direct response television to create customer awareness and brand loyalty of its products on a profitable and expeditious basis. The media exposure of a direct response television campaign typically allows TV Goods to expand its sources of revenue and achieve higher levels of profitability by leveraging its media investments through other distribution channels such as retail, home shopping channels (e.g. QVC and Home Shopping Network), print advertisements, catalogs, telemarketing and the Internet.

Maintain Low Cost Structure. We strive to maintain a low cost structure by combining in-house expertise in product testing, marketing development, media buying and direct response television production with outsourced non-core functions such as manufacturing, order processing and fulfillment. TV Goods utilizes in-house expertise in functions that are critical to the success of its business and contracts with third-party providers where it can achieve significant cost savings and efficiencies. TV Goods has structured its international operations as distributorships and strategic partnerships to avoid the significant costs and risks associated with managing far-reaching overseas operations.

Minimize Business Risk. We have developed, and continue to develop, a number of strategies to minimize business risk, including (i) maintaining a high ratio of variable costs, which will result from outsourcing all non-core activities to low-cost third-party providers, (ii) minimizing inventory levels by not placing significant orders until demand is actually generated, and (iii) adopting a systematic and highly disciplined market testing methodology, which rigorously screens products prior to committing significant resources to them.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a Merger Agreement effective May 28, 2010 (the “Merger Agreement”) and in exchange for all of the outstanding shares of TV Goods Holding Corporation (“TV Goods”) common stock, effective May 28, 2010 (the “Closing Date”) holders of TV Goods common stock received 182,487,500 shares of the Company representing approximately 98.8% of the outstanding shares of the Company. The 108 TV Goods security holders also received warrants exercisable to purchase an additional 72,000,000 shares of the Company common stock in exchange for TV Goods warrants. The TV Good warrants are described below. In addition, 2,400,000 warrants were issued to Forge Financial Group, Inc. and its assignees (the “Placement Agent Warrants”) which are also described below. Options to purchase 21,000,000 shares of common stock were also issued to 8 TV Goods employees under pursuant to TV Goods stock option plans. The options are exercisable at $0.075 per share. The shares of common stock issued pursuant to the Merger Agreement contain the same rights, terms and preferences as the Company's currently issued and outstanding shares of common stock.

Prior to the Closing Date, TV Goods completed a private placement (“TV Goods Private Placement”) and sold 24,000,000 Units or $2,400,000, each Unit consisting of: (i) one Share of Common Stock (the “TV Goods Offering Shares”); (ii) one Series A Warrant to purchase one share of Common Stock exercisable at $0.15 per share; (iii) one Series B Warrant to purchase one share of Common Stock exercisable at $0.25 per share; and (iv) one Series C Warrant to purchase one share of Common Stock exercisable at $0.50 per share (the Series A Warrant, Series B Warrant and Series C Warrants, collectively the “TV Goods Offering Warrants”) at a price per Unit of $0.10; and in addition, TV Goods Holdings issued Placement Agent Warrants, to purchase at $0.10 per Unit, a number of Units equal to 10% of the Units sold under the TV Goods Holding Private Placement (the TV Goods Holding Offering Shares, TV Goods Holding Offering Warrants and TV Goods Placement Agent Warrants, together referred to as the “TV Goods Private Placement Securities”). The TV Goods Private Placement Securities were exchanged for Company securities pursuant to the Merger Agreement. In addition, prior to the Closing Date, TV Goods also had issued and outstanding Senior Working Capital Notes in the principal amount of $687,500 (“TV Goods Senior Notes”) which were held by 16 note holders. The TV Goods Senior Notes were converted into an aggregate of 10,307,345 shares of TV Goods Common Stock pursuant to the terms of such notes and the Merger Agreement.

The securities issued to the TV Goods security holders were issued under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D, Rule 506. The securities contain a legend restricting transferability absent registration or applicable exemption. The TV Goods security holders received current information about the Company and had the opportunity to ask questions about the Company. All of the TV Goods security holders were deemed accredited.

In connection with the Merger Agreement 3,000,000 shares of our outstanding shares of common stock were returned to treasury by certain shareholders of H&H and retired in consideration of $300,000.

On June 30, 2010, July 19, 2010, and July 27, 2010, the Company sold an additional  950,000, 50,000 and 1,000,000 Units, respectively, to accredited investors at $0.10 per Unit resulting in the issuance of an additional 2,000,000 shares and 6,000,000 warrants under terms identical to those of the TV Goods Private Placement. The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The investor had access to information concerning the Company and the securities issued to the investor contain a legend restricting transferability absent registration or applicable exemption.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None

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

Date: November 15, 2010

H&H Imports, Inc.

By:	/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer
Chief Financial Officer