Form 10-Q
period 2010-12-31
H & H Imports, Inc.
filed 2011-02-14
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2010
or

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			☑	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

			☐	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of February 11, 2010
Common Stock, $0.0001 Par Value Per Share			217,677,481

H&H Imports, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and March 31, 2010

1

Consolidated Statement of Operations (Unaudited) for the three and nine months ended

December 31, 2010 and period from inception (October 16, 2009) to December 31, 2010

2

Consolidated Statement of Stockholders' Equity (Unaudited) for The Period from

Inception (October 16, 2009) to December 31, 2010

3

Consolidated Statement of Cash Flows (Unaudited) for the nine months ended December 31, 2010 and period from inception (October 16, 2009) to December 31, 2010

4

Notes to Consolidated Financial Statements (Unaudited)

5

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

21

Item 4T.

Controls and Procedures

22

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

24

Item 4.

(Removed And Reserved)

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$138,527	$74,991
Accounts receivable, net	129,514	55,830
Due from related party	—	140,961
Inventories	39,037	46,188
Deferred productions costs	19,412	—
Prepaid expenses and other current assets	197,903	155,170
Total current assets	524,393	473,140

Investments	582,100	—

Property, plant and equipment, net	93,774	29,685

Total Assets	$1,200,267	$502,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$195,564	$66,441
Notes payable officer	107,000	107,513
Deferred revenue	162,500	136,450
Accrued interest related parties	2,354	2,321
Accrued expenses and other current liabilities	114,108	61,050
Notes Payable – Current Portion	18,572	737,500
Total current liabilities	600,098	1,111,275

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively.	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; 211,177,481 and 161,055,000 issued and outstanding at December 31, 2010 and March 31, 2010, respectively.	21,118	16,106
Additional paid-in capital	5,095,751	293,269
Deficit accumulated during development stage	(4,516,700)	(917,825)
Total stockholders' equity (deficit)	600,169	(608,450)

Total liabilities and stockholders' deficit	$1,200,267	$502,825

The accompanying unaudited notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

 (UNAUDITED)

	Three Months Ended December 31		Nine Months Ended December 31,		Period From Inception (October 16, 2009) to December 31, 2010
	2010	2009	2010	2009
	(unaudited)		(unaudited)		(unaudited)

Revenues	$391,710	$102,450	$848,941	$102,450	$1,212,430
Cost of revenues	587,309	109,165	1,168,583	109,165	1,519,106

Gross profit (loss)	(195,599)	(6,715)	(319,642)	(6,715)	(306,676)

Operating expenses:	—	—	—	—	—
Selling, general and administrative expenses	993,445	135,626	2,919,984	135,626	3,426,442
Goodwill impairment	—	—	320,000	—	320,000
Total operating expenses	993,445	135,626	3,239,984	135,626	3,746,442

Loss from operations	(1,189,044)	(142,341)	(3,559,626)	(142,341)	(4,053,118)

Other (income) expense:
Interest income - related party	(2,340)	—	(10,440)	—	(16,401)
Other (income) expense	846	—	(23,636)	—	(34,549)
Interest expenses - Notes payable	376	14,222	62,971	14,222	501,855
Interest expense - related party	3,210	—	10,354	—	12,677
	2,092	14,222	39,249	14,222	463,582

Loss before income taxes	(1,191,136)	(156,563)	(3,598,875)	(156,563)	(4,516,700)

Provision for income taxes	—	—	—	—	—

Net loss	$(1,191,136)	$(156,563)	$(3,598,875)	$(156,563)	$(4,516,700)

Loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding – basic and diluted	$203,753,991	$152,000,010	$193,580,755	$152,000,010

The accompanying unaudited notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION (OCTOBER 16, 2009) TO DECEMBER 31, 2010

(UNAUDITED)

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2009	—	$—	$—	$—	$—

Initial founders shares	152,000,010	15,200	(15,200)	—	—

Reverse merger transaction	2,867,490	287	(287)	—	—

Shares issued in connection with senior working capital notes at $0.05 per share	6,187,500	619	308,756	—	309,375

Loss	—	—	—	(917,825)	(917,825)

Balance April 1, 2010	161,055,000	16,106	293,269	(917,825)	(608,450)

Common stock issued towards settlement of notes payable at $0.0667 per share (See Note 5)	10,307,345	1,031	686,469	—	687,500

Shares issued for services at $0.18 per share	2,406,250	240	314,760	—	315,000

Common stock issued in Private Placement at $0.10 per unit	38,250,000	3,825	3,445,238	—	3,449,063
Share based compensation	—	—	507,331	—	507,331
Retirement of common shares at $0.18 per share	(841,114)	(84)	(151,316)	—	(151,400)

Net loss	—	—	—	(3,598,875)	(3,595,667)

Balance December 31, 2010	211,177,481	$21,118	$5,095,751	$(4,516,700)	$600,169

The accompanying unaudited notes are an integral part of these financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
DECEMBER 31, 2010 AND DECEMBER 31, 2009, AND FOR THE PERIOD FROM INCEPTION
(OCTOBER 16, 2009) TO DECEMBER 31, 2010

	Nine Months Ended December 31,		Period From Inception (October 16, 2009) to December 31,
	2010	2009	2010
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net loss	$(3,598,875)	$(156,563)	$(4,516,700)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	13,818	—	15,016
Amortization of discount on 12% convertible debt	—	—	309,375
Amortization of deferred financing costs	—	—	105,750
Share-based compensation	507,331	—	507,331
Shares issued for consulting services	328,500	—	328,500
Goodwill impairment	320,000	—	320,000
Changes in operating assets and liabilities:
Accounts receivable	(73,684)	—	(129,514)
Inventories, net	7,151	—	(39,037)
Deferred production costs	(19,412)	—	(19,412)
Prepaid expenses and other current assets	(56,233)	—	(211,403)
Accounts payable	129,123	—	195,564
Deferred revenue	26,050	—	162,500
Accrued interest related party	33	—	2,354
Accrued expenses and other current liabilities	53,058	6,684	114,108
Net cash used in operating activities	(2,363,140)	(149,879)	(2,855,568)

Cash flows from investing activities:
Merger transaction	(320,000)	—	(320,000)
Additions to property, plant and equipment	(77,907)	(2,817)	(108,791)
Investments	(582,100)	—	(582,100)
Net cash used in investing activities	(980,007)	(2,817)	(1,010,891)

Cash flows from financing activities:
Proceeds from issuance of 12% convertible debt	—	375,000	687,500
Costs associated with 12% convertible debt	—	(59,762)	(105,750)
Proceeds of notes payable	27,294	—	77,295
Repayment of notes payable	(58,721)	—	(58,721)
Loans from related parties	(513)	—	107,000
Loans to related party	(10,440)	(135,000)	(151,401)
Proceeds from private placement of common stock	3,825,000	—	3,825,000
Costs associated with private placement of common stock	(375,937)	—	(375,937)

Net cash provided by financing activities	3,406,683	180,238	4,004,986

Net cash increase in cash and cash equivalents	63,536	27,542	138,527
Cash and cash equivalents - beginning of period	74,991	—	—
Cash and cash equivalents - end of period	$138,527	$27,542	$138,527

Supplemental disclosures of cash flow information:
Cash paid for interest	$90,640	$—	$90,640
Cash paid for taxes	$—	$—	$—
Common shares issued towards settlement of notes payable	$687,500	$—	$687,500
Common shares issued for consulting services	$315,000	$—	$315,000
Common shares issued in payment of related party receivable	$151,400	$—	$151,400

The accompanying unaudited notes are an integral part of these financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of Our Business

H&H Import, Inc., a Florida Corporation (“H&H”), is a development stage company organized in November 2006 with operating subsidiaries (collectively referred to as the “Company”) that market and distribute products and services through direct response channels. Our operations are conducted principally through our wholly-owned subsidiaries, TV Goods Holding Corporation, Inventors Business Center, LLC and TV Goods, Inc. Our primary channels of distribution are through television via infomercials (28.5 minute shows), short form spots (30 seconds to 5 minutes) and via shopping channels such as QVC, HSN and Shop NBC. Our business model is to initially test the potential commercial viability of a product or service with a limited media campaign to determine if a full-scale marketing campaign would be justified. If preliminary marketing results appear to justify an expanded campaign, we will develop and launch an expanded program. Secondary channels of distribution include the internet, retail, catalog, radio and print media. If a product or service can be initially marketed successfully in the US, then the campaign could be rolled out internationally through live shopping channels and through international distribution partners.

Our executive offices are located in Clearwater, Florida.

Note 2. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation

1.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of March 31, 2010 has been derived from our audited financial statements. The condensed consolidated statements of operations for the three months ended and nine months ended December 31, 2010 and cash flows for nine months ended December 31, 2010 are not necessarily indicative of the results or operations or cash flows to be expected for any future period or for the year ending March 31, 2011.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normally recurring adjustments) necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

Effective May 28, 2010, H&H completed an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and the Company’s wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of the Company. H&H is subject to the reporting requirements of the SEC and its common stock is quoted on the Over-the-Counter Bulletin Board and Pink Sheets. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of H&H issued and outstanding following the merger. Accordingly, the transaction was recording following the reverse acquisition accounting under the provision of FASB ASC 805-40 (“FAS-141R”), whereby TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree.

Concurrent with the effective date of the reverse acquisition transaction, the Company adopted the fiscal year end of the accounting acquirer, March 31, 2010.

Liquidity

As of December 31, 2010, we had approximately $138,000 in cash and cash equivalents. The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principals generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through December 31, 2010. At December 31, 2010, we had an accumulated deficit of approximately $4.5 million.

In 2010, cash on hand and cash received in private placements (see Note 3) is primarily being used to fund our ongoing operations including expanding our sales and marketing capabilities as well as for general working capital purposes.

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

Revenue Recognition

We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper or cash is received by our third party facilitator.

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Costs associated with a given project are deferred until the related revenues are earned and recognized. As of December 31, 2010, we had recognized deferred production costs of $19,413 and deferred revenues of $162,500.

Investments

Due to our percentage ownership and lack of significant influence, the investments made by the Company during the current fiscal year are not accounted for under the consolidation of equity methods of accounting. These investments are accounted for under the cost method as provided under ASC 325 Investments-Other. Under this method, the Company’s share of the earnings or losses of each investee company are not included in our Consolidated Balance Sheets or Statement of Operations. However, impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

Investments held at December 31, 2010 and March 31, 2010, were as follows:

	December 31, 2010	March 31, 2010

Sleek Audio, LLC	$432,100	$—
Military Shopping Channel, LLC	150,000	—
	$582,100	$—

Receivables

Accounts receivable consists of amounts due from the sale of our infomercial development services to our customers. It is common in our industry that deposits or advances be made prior to incurring costs associated with infomercial development projects. These advances are recorded in deferred revenue until earned. Accordingly, our accounts receivable balances, as a percentage of revenues, is smaller than many industries. Accounts receivables totaled $129,514 and $55,830 at December 31, 2010 and March 31, 2010, respectively. For the three months ended and nine months ended December 31, 2010, we recognized as uncollectable accounts totaling $35,283 and $51,033, respectively. At March 31, 2010, no allowance for doubtful accounts was recognized.

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

Property, Plant and Equipment, net

We record property, plant and equipment and leasehold improvements at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. We generally provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease. Depreciation expense totaled $7,472 and $13,817 for the three months ended and nine months ended December 31, 2010, respectively.

Earnings Per Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the period ending December 31, 2010, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

Shares potentially issuable at December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010	March 31, 2010
Stock options	16,000,000	—
Warrants	114,750,000	—
Related Party convertible note	1,426,667	10,307,345
	132,176,667	10,307,345

In addition, the Company issued a placement agent and its assignees placement agent warrants to acquire up to 10% of the Units sold under the 2010 Private Placement (defined below). Each placement agent warrant is exercisable at $0.10 and includes one (1) share of common stock; one (1) Series A Warrant exercisable at $0.15 per share; one (1) Series B Warrant exercisable at $0.25 per share; and one (1) Series C Warrant exercisable at $0.50 per share. The placement agent warrants are exercisable for a period of three (3) years from the date of issuance and include a cashless exercise and anti-dilution provision. The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain a cashless exercise provision.

Election by the placement agent to exercise their rights under the agreement would result in the issuance of an additional 2,600,000 common shares and warrants to purchase an additional 7,800,000 common shares.

Share-Based Payments

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan. In May 2010, the Board of Directors of TV Goods granted 12,000,000 options and 9,000,000 options, respectively, under these plans and such options were exchanged for Company options under the Merger Agreement. On July 15, 2010, the Company issued an additional 1,000,000 shares under the non Executive Equity Incentive Plan under terms similar to the May 2010 grant. We recognize share-based compensation expense on stock option awards. Compensation expense is recognized on that portion of option awards that are expected to ultimately vest over the vesting period from the date of grant. All options granted vest over their requisite service periods ranging from: 6 months (50% vesting); 12 months (25% vesting) and 18 months (25% vesting). We granted no stock options or other equity awards which vest based on performance or market criteria. We have applied an estimated forfeiture rate of 10% to all invested share-based awards as of our second fiscal quarter, 2010, which represents that portion we expected would be forfeited over the vesting period. We reevaluate this analysis periodically and adjust our estimated forfeiture rate as necessary. During the third fiscal quarter, we adjusted our forfeiture rate to reflect the forfeiture of 8,000,000 Non Executive Equity Plan options granted resulting from employee terminations. We utilized the Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

The following table includes the assumptions used for options granted during the nine months ended December 31, 2010. Stock-based compensation expense recognized totaled $80,513 and $450,267 for the three months and nine months ended December 31, 2010, respectively, which has been allocated to general and administrative expenses. Options granted during the quarter ended June 30, 2010 were the first options issued by the Company.

	May and July 2010 Grants	December 2010 Grants

Dividend yield	0%	0%
Expected volatility	79%	79%
Risk free interest rate	2.08%	1.99%
Estimated holding period (years)	5	5

Information related to options granted under both our option plans at December 31, 2010 and for the nine month period then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at March 31, 2010	—	$—	—	$—
Granted	24,000,000	0.079	4.49	—
Exercised	—	—	—	—
Forfeited	(8,000,000)	0.075	—	—
Expired	—	—	—	—
Outstanding at December 31, 2010	16,000,000	$0.079	4.49	$—
Exercisable at December 31, 2010	7,000,000	$0.075	4.42	—

No tax benefits are attributable to our share based compensation expense recorded in the accompanying condensed financial statements because we are in a net operation loss position and a full valuation allowance is maintained for all net deferred tax assets. For stock options, the amount of the tax deductions is generally the excess of the fair market value of our shares of common stock over the exercise price of the stock options at the date of exercise.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed for the three month and nine months ending December 31, 2010, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $129,514 at December 31, 2010. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Marketing and Advertising Costs

Marketing, advertising and promotional costs are expensed when incurred.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us at December 31 and March 31, 2010, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Note 3. Private Placements

2010 Private Placement

From April 2010 through July 2010, we sold Units containing common stock and warrants raising gross proceeds of $2,600,000 (net proceeds of $2,267,814 after offering related costs of $332,186), to 64 accredited investors (the “2010 Private Placement). We secured $2,495,000 prior to June 30, 2010 and $105,000 in July 2010. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the 2010 Private Placement we issued 26,000,000 shares of common stock and warrants exercisable to purchase 78,000,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain a cashless exercise provision.

October 2010 Private Placement

From October 2010 through December 31, 2010 (the “October 2010 Private Placement”), we sold Units containing common stock and warrants raising gross proceeds of $1,225,000 to 7 accredited investors. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the offering, we issued 12,250,000 shares of common stock and warrants exercisable to purchase 36,750,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. In the event there is no effective registration covering these Warrants, the holders will have a cashless exercise right. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

Note 4. Related Party Transactions

The current officers and directors of the Company own or beneficially control approximately 126,032,553 common shares representing approximately a 56% ownership interest. Accordingly, they are in a position to elect all new directors and dissolve, merge or sell our assets or otherwise direct our affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation takeover or other business combination involving the Company, which in turn could depress the market price of our common stock.

Subject to the successful completion of a pending registration of shares including the exercise of 134,250,000 common shares underlying warrants and an additional 10,400,000 common shares underlying the related Placement Agent Option, the current officers and directors’ ownership would drop to less than 35%. While not a majority ownership position, this would allow the current management to exercise significant influence over control of the Company’s operations.

Our Chief Executive Officer has loaned the Company funds to meet short-term working capital needs. These loans totaled $107,000 and $107,513, with related accrued interest of $2,354 and $2,321 at December 31, 2010 and March 31, 2010, respectively. The loans were unsecured and bear interest at 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000. The 12% Convertible Promissory Note is convertible into common shares of the Company at $0.075 per share and bears interest at 12% per annum. In connection with the issuance of this note, the Company recognized $57,067 in compensation expense representing the fair value of the conversion feature of the note. Assumptions used in the valuation of the conversion feature associated with this note included:

Dividend yield	0%
Expected volatility	79%
Risk free interest rate	2.08%
Estimated holding period	5 years

Through March 31, 2010, we loaned approximately $141,000, including approximately $6,000 in related accrued interest, to TVGoods.com, LLC, a company controlled by Tim Harrington, brother of our Chairman and Senior Executive Officer. The loans were made to fund certain projects which were believed to have potential mutual benefit. The loans were unsecured, carried an interest rate of 12% per annum and were payable on demand. These amounts are an obligation of our Chairman, Kevin Harrington. On November 23, 2010, Kevin Harrington tendered

841,114 shares of our common stock to the Company as payment in full of the loans totaling $151,400, inclusive of related interest of approximately $16,400. The shares were returned to treasury. The shares tendered were valued at $0.18 per share, the closing price of our common stock on the settlement date.

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

Due to the default status of the Notes for failure to make timely interest payments, during the first fiscal quarter, the Company entered into a series of Amendment and Exchange Agreements, modifying the terms and conditions of their 12% Senior Working Capital Notes and Revenue Participation Agreements, which totaled $687,500.

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

In May 2010, concurrent with the completion of the Merger Agreement, the Amended and Restated Senior Working Capital Notes totaling $687,500 were converted, at the contractual agreed upon rate of $0.0667 per share, resulting in the issuance of 10,307,345 common shares. Also, as provided in the amended note agreements, upon conversion, the note holders were paid interest through December 31 2010, the maturity date. Actual interest earned prior to conversion plus the additional interest through the maturity date totaled $84,379. The entire interest payment was paid in cash and charged to interest expense in May 2010.

In March 2010, the Company borrowed $50,000 under a note agreement. The note was due on or before the earlier of (a) the initial closing of the Company’s then pending 2010 Private Placement or (b) August 30, 2010, the maturity date. The note provided that in the event there was no closing of the 2010 Private Placement prior to the maturity date, the note holder will forgive $25,000 and the related accrued interest. The note carried an interest rate of 12% per annum and could be prepaid at anytime; however, in the event of a prepayment, the company was obligated to pay interest through the maturity date. The lender in this transaction was an officer of the placement agent in the Company’s 2010 Private Placement. In May 2010, upon completion of the 2010 Private Placement, the note and related accrued interest were paid-in full.

During the period ended March 31, 2010 our Chief Executive Officer loaned the Company funds to meet short-term working capital. These loans totaled $107,000 and $107,513, with related accrued interest of $2,354 and $2,321 at December 31, 2010 and March 31, 2010, respectively. The loans were unsecured and bear interest at 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note (the “Convertible Note”) in the principal amount of $107,000. The 12% Convertible Promissory Note is convertible at $0.075 per share and bears interest at 12% per annum. In connection with the issuance of this note, the Company recognized $57,067 in compensation expense representing the fair value of the conversion feature of the note.

Note 6. Commitments

On January 20, 2010, the Company entered into a lease for our 10,500 sq. ft. headquarters facility in Clearwater, Florida. Terms of the lease provided for base rent payments of $6,420 per month for the first six months; a base rent of $8,025 per month for the next 18 months and $12,850 per month from January 2012 through February 2013.

At December 31, 2010, our lease obligations were as follows:

	Operating Leases	Capital Leases

Year 1	$96,300	$—
Year 2	154,200	—
Year 3	25,700	—
Year 4	—	—
Year 5	—	—
	$276,200	$—

Lease expenses recognized by the Company, all attributable to its headquarters facilities totaled $24,075 and $62,595 for the month and nine month periods ending December 31, 2010.

Note 7. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 20,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at December 31, 2010 or March 31, 2010, respectively.

Common Stock

We are authorized to issue up to 400,000,000 shares of common stock, $.0001 par value per share. At December 31, 2010 and March 31, 2010, the Company had 211,177,481 and 161,055,000 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

All share and per share information contained in this report gives retroactive effect to a 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and the reverse acquisition transaction completed in May 2010.

Merger Agreement

On April 15, 2010, the Company entered into the Merger Agreement with TV Goods, pursuant to which TV Goods was merged with a subsidiary of the Company and continue its business as a wholly owned subsidiary of H&H. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of the Company common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of the H&H issued and outstanding following the merger. Accordingly, the transaction was accorded reverse acquisition accounting treatment under the provision of FASB ASC 805-40 (“FAS-141R”), whereby the TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree.

Concurrent with the effective date of the reverse acquisition transaction, H&H adopted the fiscal year end of the accounting acquirer, March 31, 2010.

Share Issuances

2010 Private Placement

From April 2010 through July 2010 (the “2010 Private Placement”), we sold Units containing common stock and warrants raising gross proceeds of $2,600,000 (net proceeds of $2,267,814 after offering related costs of $332,186), to 64 accredited investors. We secured $2,495,000 prior to June 30, 2010 and $105,000 in July 2010. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the 2010 Private Placement we issued 26,000,000 shares of common stock and warrants exercisable to purchase 78,000,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain a cashless exercise provision.

October 2010 Private Placement

From October 2010 through December 31, 2010 (the “October 2010 Private Placement”), we sold Units containing common stock and warrants raising gross proceeds of $1,225,000 to 7 accredited investors. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the offering, we issued 12,250,000 shares of common stock and warrants exercisable to purchase 36,750,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. In the event there is no effective registration covering these Warrants, the holders will have a cashless exercise right. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

On August 18, 2010, under the provisions of a three month consulting agreement, the Company issued 1,000,000 common shares. The shares issued had a fair value on the contract date of $180,000.

On November 2, 2010, under a consulting agreement related to the Company’s investor relations activities, the Company issued 100,000 shares with a fair value of $15,000 on the contract date. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.

On November 11, 2010, the Company issued 150,000 shares under a Consulting and Management Agreement with a fair value on the contract date of $28,500. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.

On November 23, 2010, Mr. Kevin Harrington, Chairman, tendered 841,114 shares of common stock to the Company representing payment in full of a related party receivable totaling $151,400, inclusive of related interest of approximately $16,400. The shares tendered were valued at $0.18 per share, the closing price of the Company’s common stock on the settlement date.

On December 31, 2010, under the terms of a consulting agreement related to studio productions, the Company issued 1,000,000 shares with a fair value on the contract date of $80,000. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “Plans”) and granted 12,000,000 options and 9,000,000 options, respectively, under TV Goods stock option plans and such options were exchanged for Company options under the Merger Agreement. On July 15, 2010, the Company issued an additional 1,000,000 shares under the Non Executive Incentive Plan under terms similar to the May 2010 grant.

In May 2010, our Board of Directors granted 12,000,000 options under the Executive Equity Incentive Plan, exercisable at $0.075 per share to two officers and directors of the Company. The shares vest over eighteen months from grant and are exercisable for five (5) years from grant date (May 26, 2010). At December 31, 2010, there are no shares available for issuance under the Executive Equity Incentive Plan.

In May 2010, our Board also granted options to purchase an aggregate of 9,000,000 shares of our common stock with an exercise price of $0.075 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of grant (March 26, 2010) and are exercisable for five (5) years from their grant date. During the quarter ending December 31, 2010, 8,000,000 shares were forfeited due to termination of employment. In December 2010, an additional 2,000,000 options were granted under this plan. At December 31, 2010, there were 6,000,000 shares available for future issuance under the Non Executive Equity Incentive Plan.

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

Note 8. Subsequent Events

In January 2011, the Company sold Units for gross proceeds of $650,000 to two private investors. In connection with this transaction, the Company issued 6,500,000 Units. Each Unit consisted of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $0.50 per share. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The warrants may be exercised on a cashless basis until such time as the related registration statement is declared effective by the Securities and Exchange Commission. The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the

Series B Warrant has been exercised in full. The selling price of the Units was $0.10 per Unit. No commissions were paid in connection with the sale of the Units. Other than the exercise price and call provisions of each series of Warrant, all other terms and conditions of the warrants are the same. We have evaluated events and transactions that occurred subsequent to December 31, 2010, through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. Other than the disclosures above, we did not identify any events or transactions through February 11, 2011 that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

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

We are a direct response marketing company. Our Company identifies, develops, and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to offer a turnkey solution enabling entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) infomercial production fees, and (ii) sales of consumer products, we receive a share of net profits of consumer products sold. We do not manufacture any of our products. TV Goods was formed in October 2009 and as a result has a limited operating history. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from marketing fees generated from the sales of several products, none of these have generated material revenue.

As of December 31, 2010, we had total assets of $1,200,267. From our inception on October 16, 2009, we have had revenues of $1,212,430 and losses from operations totaling $4,516,700. At December 31, 2010, we had a cash balance of $138,527, a working capital deficit of $75,705 and a deficit accumulated during development stage of $4,516,700.

Primarily all of our operations are conducted through TV Goods. TV Goods holds an interest in the following wholly owned subsidiaries;

-

TV Goods, Inc., a Florida corporation, (“TVG”) which was organized and in operations since October 2009

-

Inventors Business Center, LLC, a Florida limited liability company (“IBC”) which was organized in January 2010.

Although we hold an interest in these various entities, primarily all of our historical and current operations are conducted through TVG, which was organized as a wholly owned subsidiary of TV Goods in October 2009. Furthermore, due to the similar nature of the underlying business and the overlap of our operations, we view and manage these operations as one business; accordingly, we do not report as segments.

As TV Goods began operations in October 2009, nine month year-to-date over prior year-to-date analytical comparisons are of little value and, accordingly, are not addressed.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimated and judgments in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove to be inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include our allowance for doubtful accounts and share based compensation. We also have other key accounting policies that are less subjective and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimated and judgments involved.

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

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recognized as deferred revenue until earned. Costs associated with a given project are deferred until the related revenues are recognized. As of December 31, 2010, we had recognized deferred production costs of $19,413 and deferred revenue of $162,500.

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

Liquidity and Capital Resources

At December 31, 2010, we had a cash balance of approximately $138,000, working capital deficit of approximately $72,500 and an accumulated deficit of approximately $4.5 million. The increase in the cash balance, as compared to March 31, 2010, was due to the Private Placements through December 2010 with net proceeds to the Company of approximately, $3.5 million, reduced by operational losses. Since inception, we have continued to operate at a loss.

2010 Private Placements

From April 2010 through July 2010 (the “2010 Private Placement”), we sold Units containing common stock and warrants raising gross proceeds of $2,600,000 (net proceeds of $2,267,814 after offering related costs of $332,186), to 64 accredited investors. We secured $2,495,000 prior to June 30, 2010 and $105,000 in July 2010. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the 2010 Private Placement we issued 26,000,000 shares of common stock and warrants exercisable to purchase 78,000,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain a cashless exercise provision.

October 2010 Private Placement

From October 2010 through December, 2010 (the “October 2010 Private Placement”), we sold Units containing common stock and warrants raising gross proceeds of $1,225,000 to 7 accredited investors. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the offering, we issued 12,250,000 shares of common stock and warrants exercisable to purchase 36,750,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. In the event there is no effective registration covering these Warrants, the holders will have a cashless exercise right. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

Notes Payable

To raise needed working capital, commencing in November 2009 through March 2010, the Company issued a series of 12% Senior Working Capital Notes and Revenue Participation Agreements totaling $687,500 in gross proceeds with net proceeds of $581,750 after related costs of $105,750.

In connection with the issuance of the Senior Working capital Notes, the Company recognized deferred financing costs of $105,750 and a discount on the Senior Working Capital Notes attributable to the common shares issued of $309,375. These costs were initially being accreted over the life of the Notes. Subsequent to issuance, and at March 31, 2010, the Notes were in default for failure to pay the required interest. As a result of the default, the Notes became immediately callable by the Senior Working Capital Note holders. Accordingly, the unaccreted balances remaining attributable to financing costs and Note discount were charged to interest expense.

Due to the default status of the Notes for failure to make timely interest payments, during the quarter ending June 30, 2010, the terms of the 12% Senior Working Capital Notes were modified through a series of Amendment and Exchange Agreements and issuance of amended note agreements. The terms of the Amended and Restated Senior Working Capital Notes modified the terms of the original notes providing:

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

In May 2010, concurrent with the completion of the Merger Agreement, the Senior Working Capital Notes totaling $687,500 were converted, at the contractual agreed upon rate of $0.0667 per share, resulting in the issuance of 10,307,345 common shares. Also, as provided in the amended note agreements, upon conversion, the note holders were paid interest through December 31 2010, the maturity date. Actual interest earned prior to conversion plus the additional interest through the maturity date totaled $84,379. The entire interest payment was paid in cash and charged to interest expense in May 2010.

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

Results of Operations

TV Goods was formed and commenced operations on October 16, 2009 as a development stage company. Accordingly, a comparative discussion reviewing the results of operations for the nine month periods ending December 31, 2010 compared to December 31, 2009 would have little value.

Revenues for the three months ended December 31, 2010, totaled $391,710 compared to $102,450 for the three months ended December 31, 2009. This increase was the result of a full quarter operations in 2010 as well as a general increase in the Company’s level of operations as it becomes more established in the market with potential customers in need of infomercial production capabilities. During the quarters ending December 31 in both fiscal years, the Company reflected a gross loss from operations. These losses totaled $195,599 and $6,715 in 2010 and 2009, respectively. The gross loss in both periods resulted primarily on expenditures relating to projects that do not “test” well during their initial marketing phase and a managerial decision is made to discontinue the project. Accordingly, it is possible that costs can be properly charged to costs of revenue which exceed the related revenues or, in some instances, may have no related revenues.

Interest expense for the three month period ending December 31, 2009 related to the Senior Working Capital Notes which totaled $375,000 as of the quarter end. These notes were converted, under the provisions of the note Agreements, as amended, into common stock of the Company in May 2010. Accordingly, related interest expense declined for the third fiscal quarter 2010.

Revenues for the nine month period ending December 31, 2010 totaled $848,941 and consisted primarily of fees charged for the shooting and editing of infomercials for our clients. Cost of revenues totaled $1,168,583 during the period. These costs include studio rentals, the hiring of on-screen talent and editing consulting services. Generally, the Company enters into contracts with customers intending to market their product via television infomercials. These projects are “costed-out” and quoted in anticipation of a reasonable project to the Company. However, the Company’s business model as provides for the Company to enter into agreements where the Company will absorb costs associated with the infomercial development in exchange for a negotiated percentage of revenue or gross profits. If, based on initial marketing results, it is deemed not economically viable to pursue the project, associated costs are properly charged to cost of revenues. This practice can, and does, result in the recognition of costs in excess of related revenues. For the nine months ended December 31, 2010, the Company reported a negative gross profit (gross loss) of $319,642.

Selling, general and administrative expenses totaled $2,919,984 for the first three quarters of the year, and consist primarily of administrative labor costs, marketing related travel, business development and investor relations related fees. Included in these costs are certain non cash expenses including stock based compensation expenses of $507,331 and the fair value of shares issued for consulting services of $315,000.

Interest income totaled $10,440 for the nine month period and resulted from interest earned on a related party receivable. This income will not be earned going forward as the related receivable was paid-in full through the surrender of common shares in November 2010.

During the first quarter 2010, the Company evaluated the goodwill recognized related to its merger transaction completed in May 2010, totaling $320,000. Following our evaluation, it was determined that goodwill was impaired and the entire balance was written off during the quarter.

Interest expense, including interest to related parties, for the three month and nine month periods ending December 31, 2010 totaled $3,586 and $73,325, respectively, and was primarily attributable to the Senior Working Capital Notes issued by the Company between November 2009 and February 2010. Included in the total interest expense figures was a component attributable to a provision of the Senior Working Capital Notes which required the payment of interest, in cash, through December 31, 2010, the maturity date, upon conversion of the notes, regardless of the date the Notes were converted into common shares. Completion of the Company’s reverse merger transaction in May 2010 triggered mandatory conversion of the notes.

Subsequent Events

During January 2011 the Company issued an aggregate of 6,500,000 Units to two accredited investors, each Unit consisting of: (i) one Share of Common Stock; (ii) one Series A Warrant to purchase one share of Common Stock exercisable at $0.15 per share; (iii) one Series B Warrant to purchase one share of Common Stock exercisable at $0.25 per share; and (iv) one Series C Warrant to purchase one share of Common Stock exercisable at $0.50 per share at a price per Unit of $0.10. The Company received gross proceeds of $650,000 from the sale of the Units. The Company did not pay any commissions or finder fees in connection with the issuances. The Company intends to use the proceeds from the sale of Units for general working capital.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 8, 2010, November 8, 2010, and November 30, 2010 the Company sold 2,000,000, 1,650,000 and 7,500,000 Units of common stock, respectively, to a total of 5 accredited investors at $0.10 per Unit resulting in the issuance of 11,150,000 shares and 33,450,000 warrants, each Unit consisting of: (i) one Share of Common Stock; (ii) one Series A Warrant to purchase one share of Common Stock exercisable at $0.15 per share; (iii) one Series B Warrant to purchase one share of Common Stock exercisable at $0.25 per share; and (iv) one Series C Warrant to purchase one share of Common Stock exercisable at $0.50 per share (the Series A Warrant, Series B Warrant and Series C Warrants, collectively the “Warrants”). The securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The investors had access to information concerning the Company and the securities issued to the investor contain a legend restricting transferability absent registration or applicable exemption.

On November 2, 2010, under a consulting agreement related to the Company’s investor relations activities, the Company issued 100,000 shares with a fair value of $15,000 on the contract date. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date. The securities issued to the consultant were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The securities contain a legend restricting transferability absent registration or applicable exemption. The consultant received current information about the Company and had the opportunity to ask questions about the Company.

On November 11, 2010, the Company issued 150,000 shares under a Consulting and Management Agreement with a fair value on the contract date of $28,500. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date. The securities issued to the consultant were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The securities contain a legend restricting transferability absent registration or applicable exemption. The consultant received current information about the Company and had the opportunity to ask questions about the Company.

On November 23, 2010, Mr. Kevin Harrington, Chairman, tendered 841,114 shares of common stock to the Company representing payment in full of a related party receivable totaling $151,400, inclusive of related interest of approximately $16,400. The shares tendered were valued at $0.18 per share, the closing price of the Company’s common stock on the settlement date.

In December 2010 the Company issued 1,000,000 shares of common stock to a consultant, valued at $0.08 per share, pursuant to a consulting agreement. The securities issued to the consultant were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The securities contain a legend restricting transferability absent registration or applicable exemption. The consultant received current information about the Company and had the opportunity to ask questions about the Company.

On December 31, 2010 the Company issued 1,000,000 Units to an accredited investor, each Unit consisting of: (i) one Share of Common Stock; (ii) one Series A Warrant to purchase one share of Common Stock exercisable at $0.15 per share; (iii) one Series B Warrant to purchase one share of Common Stock exercisable at $0.25 per share; and (iv) one Series C Warrant to purchase one share of Common Stock exercisable at $0.50 per share at a price per Unit of $0.10. The Company received gross proceeds of $100,000 from the sale of the Units. The Company did not pay any commissions or finder fees in connection with the issuance. The Company intends to use the proceeds from the sale of Units for general working capital. The securities issued to the investor were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, amended. The securities contain a legend restricting transferability absent registration or applicable exemption. The investor received current information about the Company and had the opportunity to ask questions about the Company.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement dated May 28, 2010 (1)
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment(2)
3.25	Articles of Amendment(4)
3.3	Bylaws(2)
4.1	Form of Series A, B and C Common Stock Purchase Warrant(1)
4.2	Placement Agent Warrant(1)
4.3	Convertible Promissory Note issued to Steve Rogai(1)
10.1	Employment Agreement with Kevin Harrington(1)
10.2	Executive Equity Incentive Plan(3)
10.3	Non Executive Equity Incentive Plan(3)
10.4	Infomercial and Brand License Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

(1)

Incorporated by reference to the Company’s current report on Form 8-K dated May 28, 2010 filed on June 4, 2010.

(2)

Incorporated by reference to the Company’s registration statement on Form S-1 filed April 24, 2008.

(3)

Incorporated by reference to the Company’s Schedule 14C Definitive Information Statement filed on July 8, 2010.

(4)

Incorporated by reference to the Company’s registration statement on Form S-1/A (333-170788) Filed on February 9, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2011

H&H Imports, Inc.

By:	/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer
Chief Financial Officer