Form 10-Q/A
period 2010-06-30
H & H Imports, Inc.
filed 2011-05-04
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

Explanatory Paragraph

H&H Imports, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 17, 2010, to correct the accounting treatment previously accorded to certain transactions and to restate our consolidated balance sheets at March 31, 2010 and  June 30, 2010, our consolidated statements of operations for the three month period ending June 30, 2010 and period from inception (October 16, 2009) to June 30, 2010, our consolidated statement of stockholders’ equity from inception (October 16, 2009) to June 30, 2010 and consolidated statements of cash flows for the three month period ending June 30, 2010 and period from inception (October 16, 2009) to June 30, 2010.

Our Form 10-Q filed on August 17, 2010 was restated to correct the previous accounting treatment to:

•

Recognize the Company’s capital transaction completed on May 28, 2010 with H&H Imports, Inc. as a recapitalization transaction rather an reverse acquisition;

•

Expand the Company’s disclosures related to share-based payments; and

•

Expand the Company’s disclosures related to warrants issued in connection with private placement fundings.

Additional information on the effect of the correction in our financial statements as a result of this restatement are contained in Note 2- Restatement of Financial Statements appearing elsewhere in the report.

As a result of these corrections to our financial statements for the three months ended June 30, 2010, we are filing this Amendment No. 1 to our Form 10-Q for the periods ending June 30, 2010 to reflect the changes to our financial statements necessitated by these restatements.

The items in this Form 10-Q/A (Amendment No.1) which are amended and restated as a result of the foregoing are:

Part I. Financial Information

•

Item 1. Financial Statements, including consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity, consolidated statements of cash flows and Notes to condensed consolidated financial statements.

•

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•

Item 4(T). Controls and Procedures

This form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. The remaining Items in this Form 10-Q/A (Amendment No. 1) consist of all other Items originally contained in our Form 10-Q for the period ended June 30, 2010. This filing supersedes in its entirety our original Form 10-Q for the period ended June 30, 2010 filed on August 17, 2011.

H&H Imports, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I.–FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and March 31, 2010

1

Consolidated Statements of Operations (Unaudited) for the Three Months ended

June 30, 2010 and period from inception (October 16, 2009) to June 30, 2010

2

Consolidated Statements of Stockholders' Equity (Unaudited) for The Period

from Inception to June 30, 2010

3

Consolidated Statement of Cash Flows (Unaudited) for the Three Months ended

June 30, 2010 and period from inception (October 16, 2009) to June 30, 2010

4

Notes to Consolidated Condensed Financial Statements

5

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 4T.

Controls and Procedures

22

PART II.–OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

(Removed and Reserved)

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

PART I.–FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	March 31, 2010
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,133,082	$74,991
Accounts receivable	20,533	55,830
Due from related party	145,011	140,961
Inventories	97,372	46,188
Prepaid expenses and other current assets	204,420	155,170
Total current assets	1,600,418	473,140

Property, plant and equipment, net	38,097	29,685

Total Assets	$1,638,515	$502,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$53,917	$66,441
Loan from officer	107,000	107,513
Deferred revenue	162,257	136,450
Notes payable	—	737,500
Accrued interest related parties	1,700	2,321
Accrued expenses and other current liabilities	59,026	61,050
Total current liabilities	383,900	1,111,275

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized, 196,312,345 and 158,187,510 issued and outstanding at June 30, 2010 and March 31, 2010, respectively	19,631	15,819
Additional paid-in capital	2,922,307	293,556
Accumulated deficit	(1,687,323)	(917,825)
Total stockholders' equity (deficit)	1,254,615	(608,450)

Total liabilities and stockholders' deficit	$1,638,515	$502,825

The accompanying notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2010	Period From Inception (October 16, 2009) to June 30, 2010
	(Restated)	(Restated)

Revenues	$164,298	$527,787
Cost of revenues	309,285	659,808

Gross profit (loss)	(144,987)	(132,022)

Operating expenses:
Selling, general and administrative expenses	583,514	1,089,971
Total operating expenses	583,514	1,089,971

Loss from operations	(728,501)	(1,221,993)

Other (income) expense:
Interest income - related party	(4,050)	(10,011)
Other income	(21,899)	(32,846)
Interest expenses - Notes payable	63,096	502,014
Interest expense - related party	3,850	6,173
	40,997	465,330

Loss before income taxes	(769,498)	(1,687,323)
Provision for income taxes	—	—

Net loss	$(769,498)	$(1,687,323)

Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	171,990,723	158,187,510

The accompanying notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION (OCTOBER 16, 2009) TO JUNE 30, 2010

(UNAUDITED)

	Common Shares, $.0001 Par Value Per Share
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
	(Restated )	(Restated )	(Restated )	(Restated )	(Restated )
Balance April 1, 2009	—	$—	$—	$—	$—
Initial founders shares	152,000,010	15,200	(15,200)	—	—

Shares issued in connection with senior working capital notes	6,187,500	619	308,756	—	309,375

Loss				(917,825)	(917,825)

Balance April 1, 2010	158,187,510	15,819	293556	(917,825)	(608,450)

Reverse capitalization transaction	2,867,490	286	(320,286)	—	(320,000)

Common stock issued on conversion of Working Capital notes payable	10,307,345	1,031	686,469		687,500

Common stock issued in Private Placement	24,950,000	2,495	2,173,318		2,175,813

Share-based compensation expenses			89,250		89,250

Net loss				(769,498)	(769,498)

	196,312,345	$19,631	$2,922,307	$(1,687,323)	$1,254,615

The accompanying notes are an integral part of these financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30, 2010	Period From Inception (October 16, 2009) to June 30, 2010
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(769,498)	$(1,687,323)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	2,456	3,655
Amortization of discount on 12% convertible debt	—	309,375
Amortization of deferred financing costs	—	105,750
Share-based compensation expenses	89,250	89,250
Changes in operating assets and liabilities:
Accounts receivable	35,297	(20,533)
Inventories, net	(51,184)	(97,372)
Prepaid expenses and other current assets	(49,250)	(204,420)
Accounts payable	(12,524)	53,917
Deferred revenue	25,807	162,257
Accrued interest related party	(621)	1,700
Accrued expenses and other current liabilities	(2,024)	59,026
Net cash used in operating activities	(732,291)	(1,224,718)

Cash flows from investing activities:
Reverse recapitalization transaction	(320,000)	(320,000)
Additions to property, plant and equipment	(10,868)	(41,752)
Net cash used in investing activities	(330,868)	(361,752)

Cash flows from financing activities:
Proceeds from issuance of 12% convertible debt	—	687,500
Costs associated with 12% convertible debt	—	(105,750)
Proceeds of note payable		50,000
Repayment of note payable	(50,000)	(50,000)
Loans from related parties	(513)	107,000
Loans to related party	(4,050)	(145,011)
Proceeds from private placement	2,495,000	2,495,000
Costs associated with private placement	(319,187)	(319,187)

Net cash provided by financing activities	2,121,250	2,719,552

Net cash increase (decrease)	1,058,091	1,133,082
Cash and cash equivalents - beginning of period	74,991	—
Cash and cash equivalents - end of period	$1,133,082	$1,133,082

Supplemental disclosures of cash flow information:
Cash paid for interest	—	$—
Cash paid for taxes	—	$—
Common shares issued in payment of notes payable	$687,500	$687,500

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

Note 2. Restatement of Financial Statements

The June 30, 2010 financial statements included in our Form 10-Q filed on August 17, 2010 were restated to correct the previous accounting treatment to:

•

Recognize the Company’s capital transactions completed on May 28, 2010 with H&H Imports, Inc. as a recapitalization transaction rather than a reverse acquisition. Accordingly, no intangible asset in the form of goodwill was recognized and no related impairment of $320,000 was subsequently recorded;

•

Correct the lease expense recognized and related disclosures associated with the Company’s leased headquarters facility;

•

Expand the Company’s disclosures related to share-based payments; and

•

Expand the Company’s disclosures related to warrants issued in connection with private placement fundings.

Accordingly, our consolidated balance sheet at March 31, 2010 and June 30, 2010, which is included in this report, has been restated to properly record these items. The effect of restating our balance sheet at March 31, 2010 and June 30, 2010, our income statement for the three months ended June 30, 2010, statement of stockholders’ equity and statements of cash flows for the three months ended June 30, 2010 was as follows:

Balance Sheet Data

	March 31, 2010
	As filed	Adjustment to Restate	Restated
Stockholders’ equity (deficit):
Preferred stock, $.0001 par value	$—	$—	$—
Common stock, $.0001 par value	16,106	(287)	383,900
Additional paid-in capital	293,269	287	293,269
Deficit accumulated during development stage	(917.825)	—	(917.825)
Total stockholders’ equity (deficit)	$(608,450)	—	(608,450)

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	June 30, 2010
	As filed	Adjustment to Restate	Restated
Current liabilities:
Accrued expenses and current liabilities	$45,100	$13,926	$59,026
Total current liabilities	369,974	13,926	383,900
Stockholders’ equity:
Preferred stock, $.0001 par value	—	—	—
Common stock, $.0001 par value	19,631	—	19,631
Additional paid-in capital	3,242,307	(320,000)	2,922,307
Deficit accumulated during development stage	(1,993,397)	306,074	(1,687,323)
Total stockholders’ equity (deficit)	1,268,541	(13,926)	1,254,615

Statements of Operations Data:

	Three months ended June 30, 2010
	As filed	Adjustment to Restate	Restated
Operating Expenses
Selling, general and administrative expenses	$569,588	$13,926	$583,514
Goodwill impairment	320,000	(320,000)	—
Total operating expenses	889,588	(306,074)	583,514
Loss from operations	(1,034,575)	306,074	(728,501)
Loss before income taxes	(1,075,572)	306,074	(769,498)
Provision for income taxes	—	—	—
Net Loss	$(1,075,572)	306,074	(769,498)
Loss per common share – basic and diluted	$(0.01)	0.01	(0.00)

Statement of Cash Flows Data:

	Three months ended June 30, 2010
	As filed	Adjustment to restate	Restated
Cash flows from operating activities:
Net Loss	$(1,075,572)	$306,074	$(769,498)
Goodwill impairment	320,000	(320,000)	—
Accrued expenses and other current liabilities	(15,950)	13,926	(2,024)
Net cash used in operating activities	(732,291)	—	(732,291)

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

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

Effective May 28, 2010, the Company completed an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and the Company’s wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of the Company. H&H is subject to the reporting requirements of the Securities and Exchange Commission and its common stock is quoted on the Over-the-Counter Bulletin Board.  Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of H&H issued and outstanding following the merger. Due to the nominal status and limited operations of H & H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of FASB ASC 805 (“FAS-141R”), whereby TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized.

Current with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer, March 31, 2010.

Liquidity

As of June 30, 2010, we had approximately $1,133,000 in cash and cash equivalents. The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principals generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through June 30, 2010. At June 30, 2010, we had an accumulated deficit of approximately $1.7 million.

In 2010, cash on hand and cash received in the TV Goods Private Placement (defined below) will primarily be used to fund our ongoing operations including expanding our sales and marketing capabilities as well as for general working capital purposes.

All share and per share information contained in this report gives retroactive effect to a TV Goods 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and reverse recapitalization transaction completed May 28, 2010.

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

Share-Based Payments

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan. In May 2010, the Board of Directors of TV Goods granted 12,000,000 options and 9,000,000 options, respectively, under these plans and such options were exchanged for Company options under the Merger Agreement. The weighted-average grant-date fair value of these awards was $840,000.

We recognized share-based compensation expense in connection with these share-based awards, net of an estimated forfeiture rate over the service period of the award. Compensation expense is recognized on that portion of option awards that are expected to ultimately vest over the vesting period from the date of grant. All options granted vest over their requisite service periods ranging from: 6 months (50% vesting); 12 months (25% vesting) and 18 months (25% vesting). We granted no stock options or other equity awards which vest based on performance or market criteria. We have applied an estimated forfeiture rate at 10% to all share based awards as of our first fiscal quarter

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2011, which represents that portion we expect to be forfeited over the vesting periods. We reevaluate this analysis periodically and adjust our estimated forfeiture rate as necessary. We utilized the Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As the Company does not have available historical information to aid in estimates established such as post-vesting employment termination behavior, volatility, etc, given the early stage of the Company’s development and development stage, the Company estimated the expected term to be the contractual term, volatility was based on the volatility of similar entities, as provided in ASC 718-10-55-25. Given the development stage status of the Company, expected dividends during the contractual term were estimated at $0 and the risk free interest rate was based on the implied yields for U.S. Treasury zero-coupon rates for the contractual term. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

The following table includes the assumptions used for options granted during the three months ended June 30, 2010. Stock-based compensation expense recognized in the quarter ended June 30, 2010 totaled $89,250, which has been allocated to general and administrative expenses. Options granted during the quarter ended June 30, 2010 were the first options issued by the Company.

Three Months Ended June 30, 2010

Dividend yield	0%
Expected volatility	79%
Risk free interest rate	2.08%
Estimated holding period (years)	5

Information related to options granted under both our option plans at June 30, 2010 and for the three month period then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at March 31, 2010	—	$—	—	$—
Granted	21,000,000	0.075	4.92	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2010	21,000,000	$0.075	4.92	$—
Exercisable at June 30, 2010	—	—	—	—

No tax benefits are attributable to our share based compensation expense recorded in the accompanying condensed financial statements because we are in a net operation loss position and a full valuation allowance is maintained for all net deferred tax assets. For stock options, the amount of the tax deductions is generally the excess of the fair market value of our shares of common stock over the exercise price of the stock options at the date of exercise ..

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

Note 4. 2010 Private Placement

In June 2010, we completed a Private Placement of our Units containing common stock and warrants raising gross proceeds of $2,495,000 and net proceeds of approximately $2,175,813 after offering related costs. In connection with the offering, the Company issued 24,950,000 shares of common stock. Each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $0.50 per share. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The selling price of the Units was $0.10 per Unit.

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

Warrants issued in connection with the Private Placement were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

Note 5. Related Party Transactions

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

Note 6. Notes Payable

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

In May 2010, concurrent with the completion of the Merger Agreement (recapitalization), the Senior Working Capital Notes totaling $687,500 were converted into 10,307,345 common shares. Also, as provided in the amended note agreements, upon conversion, the note holders were paid interest through December 2010, the maturity date. The interest payment, made in cash, totaled $84,379.

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

Note 7. Commitments

On January 20, 2010, the Company entered into a 38-month lease agreement for our 10,500 square foot headquarters facility in Clearwater, Florida. Terms of the lease provide for base rent payments of $6,000 per month for the first six months; a base rent of $7,500 per month for the next 18 months and $16,182 per month from January 2012 through February 2013. The increase in minimum rental payments over the lease term is not dependent upon future events or contingent occurrences. In accordance with the provisions of ASC 840- Leases, the Company recognizes lease expenses on a straight-line basis, which totals $10,642 per months over the lease term.

The following is a schedule by year of future minimum rental payments required under our lease agreement on June  30, 2010:

	Operation Leases	Capital Leases
Year 1	$125,544	$—
Year 2	125,544	—
Year 3	84,776	—
Year 4	—	—
Year 5	—	—
	$335,864	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,926 for the three month period ended June 30, 2010.

Note 8. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at June 30, 2010 or March 31, 2010, respectively.

Common Stock

W are authorized to issue up to 400,000,000 shares of common stock, $.0001 par value per share.  At June 30, 2010 and March 31, 2010, the Company had 196,312,345 and 158,187,510 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

All share and per share information contained in this report gives retroactive effect to a 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and the reverse recapitalization transaction completed in May 2010.

Merger Agreement

On April 15, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods, pursuant to which TV Goods was merged with a subsidiary of H&H and continue its business as a wholly owned subsidiary of H&H. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of H&H issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of FASB ASC 805 (“FAS-141R”), whereby the TV Goods became the accounting acquirer (legal acquirer) and H&H was treated as the accounting acquirer (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized.

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

Our Board also granted options to purchase an aggregate of 9,000,000 shares of our common stock with an exercise price of $0.075 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of grant (March 2010) and are exercisable for five (5) years from their grant date. The weighted-average grant-date fair value of these awards was $840,000. At June 30, 2010, there were 1,000,000 shares available for future issuance under the Non Executive Equity Incentive Plan.

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

Note 9. Subsequent Events

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

Company Overview

H&H Imports, Inc., a Florida corporation (the “Company’ or “H&H”), was organized in November 2006 to purchase and sell at wholesale women’s handbags and other leather products. Effective May 28, the Company completed an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and H&H’s wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of H&H. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of H&H issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of FASB ASC 805 (“FAS-141R”), whereby TV Goods became the accounting acquirer (legal acquiree) and H&H. was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree.

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

Share-Based Payments

In May 2010, the Board of Directors issued 12,000,000 options and 9,000,000 options, respectively, under its Executive Equity Incentive Plan and Non Executive Equity Incentive Plan. The weighted-average grant-date fair value of these awards was $840,000. We recognized share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate over the service period of the award. We utilized the Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Liquidity and Capital Resources

At June 30, 2010, we had a cash balance of approximately $1,133,000 working capital of 1,216,518 and an accumulated deficit of approximately $1.7 million. This increase in both the cash balances and working capital was due to the completion of a Private Placement in June 2010 with net proceeds to the Company of approximately, $2,176,000.

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

Warrants issued in connection with the Company’s Private Placement were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

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

Commitments

On January 20, 2010, the Company entered into a 38-month lease agreement for our 10,500 square foot headquarters facility in Clearwater, Florida. Terms of the lease provide for base rent payments of $6,000 per month for the first six months; a base rent of $7,500 per month for the next 18 months and $16,182 per month from January 2012 through February 2013. The increase in minimum rental payments over the lease term are not dependent upon future events or contingent occurrences. In accordance with the provisions of ASC 840- Leases, the Company recognizes lease expenses on a straight-line basis, which totals $10,642 per months over the lease term.

The following is a schedule by year of future minimum rental payments required under our lease agreement on June  30, 2010:

	Operation Leases	Capital Leases
Year 1	$125,544	$—
Year 2	125,544	—
Year 3	84,776	—
Year 4	—	—
Year 5	—	—
	$335,864	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,926 for the three month period ended June 30, 2010.

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

Interest expense for the quarter ended June 30, 2010 totaled $63,096 and was primarily attributable to the Senior Working Capital Notes issued by the Company between November 2009 and February 2010. Included in the total interest expense figures was a component attributable to a provision of the Senior Working Capital Notes which required the payment of interest, in cash, through December 31, 2010, the maturity date, upon conversion of the Notes, regardless of the date the Notes were converted into common shares. Completion of the Company’s reverse recapitalization transaction in May 2010 triggered mandatory conversion of the Notes.

TV Goods was formed and commenced operations on October 16, 2009, as a development stage company. Accordingly, year over year comparisons and analysis are not possible for the three month periods ending June 30, 2010.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our Chief Executive Officer who serves as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

The specific weaknesses identified by our management were insufficient segregation of duties in our finance and accounting functions and lack of sufficient review by corporate management.  The weaknesses are principally due to our recent transition from a private company to public company and lack of resources and working capital.  During the period covered by this report we had limited staff.

These deficiencies resulted in the following:

On and after May 28, 2010, we did not have the appropriate policies and procedures in place to ensure that the reverse merger transaction with H&H Imports, Inc. was accounted for as a reverse recapitalization rather that a reverse acquisition transaction.

We did not properly recognize the straight-line method of recognizing our base rent expense on our Clearwater, Florida facility.

We did not provide certain required, expended disclosures in its financial footnotes relating to our share based payments and warrant issuance during the periods reported.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. To correct these ongoing material weaknesses referenced above, management has implemented an overall program of enhanced disclosures and review procedures.  We continue to formalize and update the documentation of our internal control processes, including our financial reporting processes. Subject to additional working capital we intend to hire additional accounting personnel.

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

Date: May 3, 2011

H&H Imports, Inc.

By:	/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer
Chief Financial Officer