Form 10-Q/A
period 2010-09-30
H & H Imports, Inc.
filed 2011-05-04
CIK 1432967

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

Explanatory Paragraph

H&H Imports, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed on November 15, 2010, to correct the accounting treatment previously accorded to certain transactions and to restate our consolidated balance sheets at March 31, 2010 and September 30, 2010, our consolidated statements of operations for the three month and six month periods ending September 30, 2010 and period from inception (October 16, 2009) to September 30, 2010, our consolidated statement of stockholders’ equity from inception (October 16, 2009) to September 30, 2010 and consolidated statements of cash flows for the three month period ending June 30, 2010 and period from inception (October 16, 2009) to September 30, 2010.

Our Form 10-Q filed on November 15, 2010 was restated to correct the previous accounting treatment to:

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

Additional information on the effect of the correction in our financial statements as a result of this restatement is contained in Note 2- Restatement of Financial Statements appearing elsewhere in the report.

As a result of these corrections to our financial statements for the three months and six months ended September 30, 2010, we are filing this Amendment No. 1 to our Form 10-Q for the periods ending September 30, 2010 to reflect the changes to our financial statements necessitated by these restatements.

The items in this Form 10-Q/A (Amendment No.1) which are amended and restated as a result of the foregoing are:

Part I. Financial Information

•

Item 1. Financial Statements, including consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity, consolidated statements of cash flow and Notes to consolidated condensed financial statements.

•

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•

Item 4(T). Controls and Procedures

This form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. The remaining Items in this Form 10-Q/A (Amendment No. 1) consist of all other Items originally contained in our Form 10-Q for the period ended September 30, 2010. This filing supersedes in its entirety our original Form 10-Q for the period ended September 30, 2010 filed on November 15, 2011.

H&H Imports, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and March 31, 2010

1

Consolidated Statements of Operations (Unaudited) for the three and six months ended September 30, 2010 and period from inception (October 16, 2009) to September 30, 2010) to

September 30, 2010

2

Consolidated Statement of Stockholders' Equity (Unaudited) for The Period from

Inception (October 16, 2009) to September 30, 2010

3

Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 2010 and period from inception (October 16, 2009) to September 30, 2010

4

Notes to Consolidated Condensed Financial Statements

5

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 4T.

Controls and Procedures

23

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

25

Item 1A.

Risk Factors

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.

Defaults Upon Senior Securities

26

Item 4.

(Removed And Reserved)

26

Item 5.

Other Information

26

Item 6.

Exhibits

26

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	March 31, 2010
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$198,063	$74,991
Accounts receivable, net	87,806	55,830
Due from related party	149,061	140,961
Inventories	49,685	46,188
Deferred productions costs	110,247	—
Prepaid expenses and other current assets	495,552	155,170
Total current assets	1,090,414	473,140

Property, plant and equipment, net	72,300	29,685

Total Assets	$1,162,714	$502,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$143,196	$66,441
Loan from officer	107,000	107,513
Deferred revenue	197,187	136,450
Notes payable	27,293	737,500
Accrued interest related parties	4,494	2,321
Accrued expenses and other current liabilities	162.451	61,050
Total current liabilities	641,621	1,111,275

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized, 198,362,345 and 158,187,510 issued and outstanding at September 30, 2010 and March 31, 2010, respectively	19,837	15,819
Additional paid-in capital	3,531,673	293,556
Deficit accumulated during development stage	(3,030,417)	(917,825)
Total stockholders’ equity (deficit)	521,093	(608,450)

Total liabilities and stockholders’ deficit	$1,162,714	$502,825

The accompanying unaudited notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010	Period From Inception (October 16, 2009) to September 30, 2010
	(Restated)	(Restated)	(Restated)
Revenues	$292,933	$457,231	$820,720
Cost of revenues	271,989	581,274	931,797

Gross profit (loss)	20,944	(124,043)	(111,077)

Operating expenses:
Selling, general and administrative expenses	1,367,877	1,951,391	2,457,849
Total operating expenses	1,367,877	1,951,391	2,457,849

Loss from operations	(1,346,933)	(2,075,434)	(2,568,926)

Other (income) expense:
Interest income - related party	(4,050)	(8,100)	(14,061)
Other income	(5,793)	(27,692)	(38,639)
Interest expenses - Notes payable	2,710	65,806	504,724
Interest expense - related party	3,294	7,144	9,467
	(3,839)	37,158	461,491

Loss before income taxes	(1,343,094)	(2,112,592)	(3,030,417)

Provision for income taxes	—	—	—

Net loss	$(1,343,094)	$(2,112,592)	$(3,030,417)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	197,559,084	188,466,341

The accompanying unaudited notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION (OCTOBER 16, 2009) TO SEPTEMBER 30, 2010

(UNAUDITED)

	Common Shares, $.0001 Par Value Per Share
	Shares Issued	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance April 1, 2009	—	$—	$—	$—	$—
Initial founders shares	152,000,010	15,200	(15,200)	—	—

Shares issued in connection with senior working capital notes at $.05 per share	6,187,500	619	308,756	—	309,375

Loss	—	—	—	(917,825)	(917,825)

Balance April 1, 2010	158,187,510	15,819	293,556	(917,825)	(608,450)

Reverse recapitalization transaction	2,867,490	286	(320,286)	—	(320,000)

Common stock issued towards settlement of notes payable at $.0667 per share (See Note 5)	10,307,345	1,031	686,469	—	687,500

Shares issued for services at $.18 per share	1,000,000	100	179,900	—	180,000

Common stock issued in Private Placement at $.10 per unit	26,000,000	2,600	2,597,400	—	2,600,000
Private Placement issuance costs	—	—	(332,186)	—	(332,186)
Share-based compensation at $.04 per share	—	—	426,820	—	426,820

Net loss				(2,112,592)	(2,112,592)

Balance September 30, 2010	198,362,345	$19,837	$3,531,673	$(3,030,417)	$521,093

The accompanying unaudited notes are an integral part of these financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September30, 2010	Period From Inception (October 16, 2009) to September 30, 2010
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(2,112,592)	$(3,030,417)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	6,345	7,543
Amortization of discount on 12% convertible debt	—	309,375
Amortization of deferred financing costs	—	105,750
Share-based compensation	426,820	426,820
Shares issued for consulting services	180,000	180,000
Changes in operating assets and liabilities:
Accounts receivable	(31,976)	(87,806)
Inventories, net	(3,497)	(49,685)
Deferred production costs	(110,247)	(110,247)
Prepaid expenses and other current assets	(340,383)	(495,552)
Accounts payable	76,755	143,196
Deferred revenue	60,737	197,187
Accrued interest related party	2,173	4,494
Accrued expenses and other current liabilities	101,402	162,452
Net cash used in operating activities	(1,744,463)	(2,236,890)

Cash flows from investing activities:
Reverse recapitalization transaction	(320,000)	(320,000)
Additions to property, plant and equipment	(48,961)	(79,845)
Net cash used in investing activities	(368,961)	(399,845)

Cash flows from financing activities:
Proceeds from issuance of 12% convertible debt	—	687,500
Costs associated with 12% convertible debt	—	(105,750)
Proceeds of notes payable	27,295	77,295
Repayment of notes payable	(50,000)	(50,000)
Loans from related parties	(513)	107,000
Loans to related party	(8,100)	(149,061)
Proceeds from private placement of common stock	2,600,000	2,600,000
Costs associated with private placement of common stock	(332,186)	(332,186)

Net cash provided by financing activities	2,236,496	2,834,798

Net cash increase in cash and cash equivalents	123,072	198,063
Cash and cash equivalents - beginning of period	74,991	—
Cash and cash equivalents - end of period	$198,063	$198,063

Supplemental disclosures of cash flow information:
Cash paid for interest	$89,351	$89,351
Cash paid for taxes	—	$—
Common shares issued towards settlement of notes payable	$687,500	$687,500
Common shares issued for consulting services	$180,000	$180,000

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

Note 2. Restatement of Financial Statements

The September 30, 2010 financial statements included in our Form 10-Q filed on November 15, 2010 were restated to correct the previous accounting treatment to:

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

Accordingly, our consolidated balance sheets at March 31, 2010 and September 30, 2010, which is included in this report, has been restated to properly record these items. The effect of restating our balance sheet at March 31, 2010 and September 30, 2010, our income statements for the three and six months ended September 30, 2010, statement of stockholders’ equity and statements of cash flows for the six months ended September 30, 2010 was as follows:

Balance Sheet Data

	March 31, 2010
	As filed	Adjustment to Restate	Restated
Stockholders’ equity (deficit):
Preferred stock, $.0001 par value	$—	$—	$—
Common stock, $.0001 par value	16,106	(287)	383,900
Additional paid-in capital	293,269	287	293,269
Deficit accumulated during development stage	(917.825)	—	(917.825)
Total stockholders’ equity (deficit)	$(608,450)	$—	$(608,450)

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	September 30, 2010
	As filed	Adjustment to restate	Restated
Current liabilities:
Accrued expenses and current liabilities	$137,600	$24,851	$162,451
Total current liabilities	616,770	24,851	641,621
Stockholders’ equity:
Preferred stock, $.0001 par value	—	—	—
Common stock, $.0001 par value	19,837	—	19,837
Additional paid-in capital	3,851,672	(320,000)	3,531,673
Deficit accumulated during development stage	(3,325,565)	295,148	(3,030,417)
Total stockholders’ equity (deficit)	$545,944	$(24,851)	$521,093

Statements of Operations Data:

	Three months ended September 30, 2010
	As filed	Adjustment to restate	Restated
Operating Expenses:
Selling, general and administrative expenses	$1,356,951	$10,926	$1,367,877
Total operating expenses	1,356,951	10,926	1,367,877
Loss from operations	(1,336,007)	(10,926)	(1,346,933)
Loss before income taxes	(1,332,168)	(10,926)	(1,343,094)
Provision for income taxes	—	—	—
Net Loss	$(1,332,168)	$(10,926)	$(1,343,094)

	Six months ended September 30, 2010
	As filed	Adjustment to restate	Restated
Operating Expenses:
Selling, general and administrative expenses	$1,926,539	$24,852	$1,951,391
Goodwill impairment	320,000	(320,000)	—
Total operating expenses	2,246,539	(295,148)	1,951,391
Loss from operations	(2,370,582)	295,148	(2,075,434)
Loss before income taxes	(2,407,740)	295,148	(2,112,592)
Provision for income taxes	—	—	—
Net Loss	$(2,407,740)	$295,148	$(2,112,592)

Statement of Cash Flows Data:

	Six months ended September 30, 2010
	As filed	Adjustment to restate	Restated
Cash flows from operating activities:
Net Loss	$(2,407,740)	$295,148	$(2,112,592)
Goodwill impairment	320,000	(320,000)	—
Accrued expenses and other current liabilities	137,600	24,851	162,451
Net cash used in operating activities	(1,744,463)	—	(1,744,463)

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

Effective May 28, 2010, the Company completed an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and the Company’s wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of the Company. H&H is subject to the reporting requirements of the Securities and Exchange Commission and its common stock is quoted on the Over-the-Counter Bulletin Board.  Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of H&H issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of FASB ASC 805 (“FAS-141R”), whereby TV Goods became the accounting treatment acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized.

Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer, March 31, 2010.

Liquidity

As of September 30, 2010, we had approximately $198,000 in cash and cash equivalents. The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principals generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through September 30, 2010. At September 30, 2010, we had an accumulated deficit of approximately $3.0 million.

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

Share-Based Payments

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan. In May 2010, the Board of Directors of TV Goods granted 12,000,000 options and 9,000,000 options, respectively, under these plans and such options were exchanged for Company options under the Merger Agreement. On July 15, 2010, the Company issued an additional 1,000,000 shares under the non Executive Equity Incentive Plan under terms similar to the May 2010 grant. The weighted-average grant-date fair value of these awards was $880,000.

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

Note 4. 2010 Private Placement

In July 2010, we completed a Private Placement (the “Private Placement”) of Units containing our common stock and warrants raising gross proceeds of $2,600,000 and net proceeds of approximately $2,267,814 after offsetting offering related costs. In connection with the offering, the Company issued 26,000,000 shares of common stock. Each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $0.50 per share. The Warrants expire three (3) years from the date of issuance and are

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

redeemable by the Company at $0.01 per share, subject to certain conditions. The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The selling price of the Units was $0.10 per Unit.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on September 30, 2010:

	Operation Leases	Capital Leases
Year 1	$125,544	$—
Year 2	125,544	—
Year 3	52,850	—
Year 4	—	—
Year 5	—	—
	$303,938	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,926 and $63,852 for the three month and six month periods ended September 30, 2010.

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

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Merger Agreement

On April 15, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods, pursuant to which TV Goods was merged with a subsidiary of the Company and continue its business as a wholly owned subsidiary of H&H. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of the Company common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of the H&H issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H Imports prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of FASB ASC 805-40 (“FAS-141R”), whereby the TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. As the transaction was treated as a recapitalization transaction, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, H&H adopted the fiscal year end of the accounting acquirer, March 31, 2010.

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

Note 9. Subsequent Events

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

We have evaluated events and transactions that occurred subsequent to June 30, 2010, through the date the financial statements were issued, for potential recognition or disclosure in the accompanying condensed consolidated financial statements. Other than the disclosures above, we did not identify any events or transactions through November 15, 2010 that should be recognized or disclosed in the accompanying condensed consolidated financial statements.

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

Liquidity and Capital Resources

At September 30, 2010, we had a cash balance of approximately $198,000, working capital of approximately $449,000 and an accumulated deficit of approximately $3.0 million. This increase in both the cash balances and working capital, as compared to March 31, 2010, was due to the completion of a Private Placement in July 2010 with net proceeds to the Company of approximately, $2,268,000. However, since inception, we have continued to operate at a loss.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on September 30, 2010:

	Operation Leases	Capital Leases
Year 1	$125,544	$—
Year 2	125,544	—
Year 3	52,850	—
Year 4	—	—
Year 5	—	—
	$303,938	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,926 and $63,852 for the three month and six month periods ended September 30, 2010.

While there can be no assurance, we believe the cash on hand coupled with anticipated operational revenues will provide the funding necessary for the Company to execute its business plan for the foreseeable future.

Results of Operations

TV Goods was formed and commenced operations on October 16, 2009 as a development stage company. Revenues for the three months and six months ended September 30, 2010 totaled $292,933 and $457,231, respectively and consisted primarily of fees charged for the shooting and editing of infomercials for our clients. Cost of revenues, which totaled $271,989 and $581,274, respectively for the corresponding periods, represented costs incurred by the Company directly related to the infomercials developed. These costs included studio rentals, the hiring of on-screen talent and editing consulting services. Operating expenses consisted of general and administrative expenses were incurred primarily in our Clearwater Florida facilities. As the Company commenced operations in October 2009, there are no comparative revenue or cost of revenues figures for the comparable periods of the preceding year.

Selling, general and administrative expenses totaled $1,367,877 and $1,951,391 for the three months and six months ended September 30, 2010.  Included in these amounts are costs associated with the Company’s equity compensation  plans and grants made in May, 2010.  The costs of these grants are recognized over their respective vesting periods and totaled $280,503 and $369,753 for the three month and six month periods ended September 30, 2010, respectively.  Due to the vesting schedule of the grants, with 50% vesting after the first six months, 25% vesting after one year and 25% vesting after 18 months of service, much of the cost being recognized by the Company is “front-loaded” relative to the total costs of the options granted.

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

TV Goods was formed and commenced operations on October 16, 2009, as a development stage company. Accordingly, year over year comparisons and analysis are not possible for the three month and six month periods ending September 30, 2010.

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

•

On and after May 28, 2010, we did not have the appropriate policies and procedures in place to ensure that the reverse merger transaction with H&H Imports, Inc. was accounted for as a reverse recapitalization rather that a reverse acquisition transaction.

•

We did not properly recognize the straight-line method of recognizing our base rent expense on our Clearwater, Florida facility.

•

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

Date: May 3, 2010

H&H Imports, Inc.

By:	/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer
Chief Financial Officer