Form 10-Q/A
period 2010-12-31
H & H Imports, Inc.
filed 2011-05-05
CIK 1432967

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

Explanatory Paragraph

H&H Imports, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, as filed on February 14, 2011, to correct the accounting treatment previously accorded to certain transactions and to restate our consolidated balance sheets at March 31, 2010 and December 31, 2010, our consolidated statements of operations for the three and nine month periods ending December 31, 2010, and period from inception (October 16, 2009) to December 31, 2010, and our consolidated statement of stockholders’ equity from inception (October 16, 2009) to December 31, 2010 and consolidated statements of cash flows for the three month period ending December 31, 2010 and period from inception (October 16, 2009) to December 31, 2010.

Our Form 10-Q filed on February 14, 2011 was restated to correct the previous accounting treatment to:

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

As a result of these restatements to our financial statements for the three months and nine months ended December 31, 2010, we are filing this Amendment No. 1 to our Form 10-Q for the periods ending December 31, 2010 to reflect the changes to our financial statements necessitated by these restatements.

The items in this Form 10-Q/A (Amendment No.1) which are amended and restated as a result of the foregoing are:

Part I. Financial Information

•

Item 1. Financial Statements, including consolidated balance sheets consolidated statement of operations, consolidated statement of stockholders’ equity, consolidated statement of cash flows and Notes to Consolidated Condensed Financial Statements.

•

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•

Item 4(T). Controls and Procedures

This form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. The remaining Items in this Form 10-Q/A (Amendment No. 1) consist of all other Items originally contained in our Form 10-Q for the period ended December 31, 2010. This filing supersedes in its entirety our original Form 10-Q for the period ended December 31, 2010 filed on February 14, 2011.

H&H Imports, Inc. and Subsidiaries

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and March 31, 2010

1

Consolidated Statements of Operations (Unaudited) for the three and nine months ended

December 31, 2010 and December 31, 2009 and period from inception (October 16, 2009) to

December 31, 2010

2

Consolidated Statement of Stockholders' Equity (Unaudited) for The Period from

Inception (October 16, 2009) to December 31, 2010

3

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2010 and December 31, 2009 and period from inception (October 16, 2009) to December 31, 2010

4

Notes to Consolidated Condensed Financial Statements

5

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

20

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 4T.

Controls and Procedures

25

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

27

Item 1A.

Risk Factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.

Defaults Upon Senior Securities

28

Item 4.

(Removed And Reserved)

28

Item 5.

Other Information

28

Item 6.

Exhibits

28

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2010	March 31, 2010
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$138,527	$74,991
Accounts receivable, net	129,514	55,830
Due from related party	—	140,961
Inventories	39,037	46,188
Deferred productions costs	19,412	—
Prepaid expenses and other current assets	197,903	155,170
Total current assets	524,393	473,140

Investments	582,100	—

Property, plant and equipment, net	93,774	29,685

Total Assets	$1,200,267	$502,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$195,564	$66,441
Notes payable officer	107,000	107,513
Deferred revenue	162,500	136,450
Accrued interest related parties	2,354	2,321
Accrued expenses and other current liabilities	148,386	61,050
Notes Payable – Current Portion	18,572	737,500
Total current liabilities	634,376	1,111,275

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 1 0,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively.	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; 211,177,481 and 161,055,000 issued and outstanding at December 31, 2010 and March 31, 2010, respectively.	21,117	15,819
Additional paid-in capital	4,775,752	293,556
Deficit accumulated during development stage	(4,230,978)	(917,825)
Total stockholders' equity (deficit)	565,891	(608,450)

Total liabilities and stockholders' deficit	$1,200,267	$502,825

The accompanying unaudited notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31		Nine Months Ended December 31,		Period From Inception (October 16, 2009) to December 31, 2010
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues	$391,710	$102,450	$848,941	$102,450	$1,212,430
Cost of revenues	587,309	109,165	1,168,583	109,165	1,519,106

Gross profit (loss)	(195,599)	(6,715)	(319,642)	(6,715)	(306,676)

Operating expenses:	—	—	—	—	—
Selling, general and administrative expenses	1,002,871	135,626	2,954,262	135,626	3,460,720
Total operating expenses	1,002,871	135,626	2,954,262	135,626	3,460,720

Loss from operations	(1,198,470)	(142,341)	(3,273,904)	(142,341)	(3,767,396)

Other (income) expense:
Interest income - related party	(2,340)	—	(10,440)	—	(16,401)
Other (income) expense	846	—	(23,636)	—	(34,549)
Interest expenses - Notes payable	376	14,222	62,971	14,222	501,855
Interest expense - related party	3,210	—	10,354	—	12,677
	2,092	14,222	39,249	14,222	463,582

Loss before income taxes	(1,200,562)	(156,563)	(3,313,153)	(156,563)	(4,230,978)

Provision for income taxes	—	—	—	—	—

Net loss	$(1,200,562)	$(156,563)	$(3,313,153)	$(156,563)	$(4,230,978)

Loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding – basic and diluted	$203,753,991	$152,000,010	$193,580,755	$152,000,010

The accompanying unaudited notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION (OCTOBER 16, 2009) TO DECEMBER 31, 2010

(UNAUDITED)

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance April 1, 2009	—	$—	$—	$—	$—

Initial founders shares	152,000,010	15,200	(15,200)	—	—

Shares issued in connection with senior working capital notes at $0.05 per share	6,187,500	619	308,756	—	309,375

Loss	—	—	—	(917,825)	(917,825)

Balance April 1, 2010	158,187,510	15,819	293,556	(917,825)	(608,450)

Reverse recapitalization transaction	2,867,490	286	(320,286)	—	(320,000)

Common stock issued towards settlement of notes payable at $0.0667 per share (See Note 5)	10,307,345	1,031	686,469	—	687,500

Shares issued for services at $0.18 per share	2,406,250	240	314,760	—	315,000

Common stock issued in Private Placement at $0.10 per unit	38,250,000	3,825	3,445,238	—	3,449,063
Share based compensation	—	—	507,331	—	507,331
Retirement of common shares at $0.18 per share	(841,114)	(84)	(151,316)	—	(151,400)

Net loss	—	—	—	(3,313,153)	(3,313,153)

Balance December 31, 2010	211,177,481	$21,117	$4,775,752	$(4,230,978)	$565,891

The accompanying unaudited notes are an integral part of these financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
DECEMBER 31, 2010 AND DECEMBER 31, 2009, AND FOR THE PERIOD FROM INCEPTION
(OCTOBER 16, 2009) TO DECEMBER 31, 2010

(UNAUDITED)

	Nine Months Ended December 31,		Period From Inception (October 16, 2009) to December 31,
	2010	2009	2010
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(3,313,153)	$(156,563)	$(4,230,978)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	13,818	—	15,016
Amortization of discount on 12% convertible debt	—	—	309,375
Amortization of deferred financing costs	—	—	105,750
Share-based compensation	507,331	—	507,331
Shares issued for consulting services	328,500	—	328,500
Changes in operating assets and liabilities:
Accounts receivable	(73,684)	—	(129,514)
Inventories, net	7,151	—	(39,037)
Deferred production costs	(19,412)	—	(19,412)
Prepaid expenses and other current assets	(56,233)	—	(211,403)
Accounts payable	129,123	—	195,564
Deferred revenue	26,050	—	162,500
Accrued interest related party	33	—	2,354
Accrued expenses and other current liabilities	87,336	6,684	148,386
Net cash used in operating activities	(2,363,140)	(149,879)	(2,855,568)

Cash flows from investing activities:
Reverse recapitalization transaction	(320,000)	—	(320,000)
Additions to property, plant and equipment	(77,907)	(2,817)	(108,791)
Investments	(582,100)	—	(582,100)
Net cash used in investing activities	(980,007)	(2,817)	(1,010,891)

Cash flows from financing activities:
Proceeds from issuance of 12% convertible debt	—	375,000	687,500
Costs associated with 12% convertible debt	—	(59,762)	(105,750)
Proceeds of notes payable	27,294	—	77,295
Repayment of notes payable	(58,721)	—	(58,721)
Loans from related parties	(513)	—	107,000
Loans to related party	(10,440)	(135,000)	(151,401)
Proceeds from private placement of common stock	3,825,000	—	3,825,000
Costs associated with private placement of common stock	(375,937)	—	(375,937)

Net cash provided by financing activities	3,406,683	180,238	4,004,986

Net cash increase in cash and cash equivalents	63,536	27,542	138,527
Cash and cash equivalents - beginning of period	74,991	—	—
Cash and cash equivalents - end of period	$138,527	$27,542	$138,527

Supplemental disclosures of cash flow information:
Cash paid for interest	$90,640	$—	$90,640
Cash paid for taxes	$—	$—	$—
Common shares issued towards settlement of notes payable	$687,500	$—	$687,500
Common shares issued for consulting services	$315,000	$—	$315,000
Common shares issued in payment of related party receivable	$151,400	$—	$151,400

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

Note 2. Restatement of Financial Statements

The December 31, 2010 financial statements included in our Form 10-Q filed on February 14, 2011 were restated to correct the previous accounting treatment to:

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

Accordingly, our consolidated balance sheets at March 31, 2010 and December 31, 2010, which is included in this report, has been restated to properly record these items. The effect of the restatement of our balance sheet at March 31, 2010 and December 31, 2010, our income statements for the three months ended and nine months ended December 31, 2010, statement of stockholders’ equity and statements of cash flows for the nine months ended December 31, 2010 was as follows:

Balance Sheet Data

	March 31, 2010
	As filed	Adjustment to Restate	Restated
Stockholders’ equity (deficit):
Preferred stock, $.0001 par value	$—	$—	$—
Common stock, $.0001 par value	16,106	(287)	383,900
Additional paid-in capital	293,269	287	293,269
Deficit accumulated during development stage	(917.825)	—	(917.825)
Total stockholders’ equity (deficit)	$(608,450)	$—	$(608,450)

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2010
	As filed	Adjustment to restate	Restated
Current liabilities:
Accrued expenses and current liabilities	$114,108	$34,278	$148,386
Total current liabilities	600,098	34,278	634,376
Stockholders’ equity:
Preferred stock, $.0001 par value	—	—	—
Common stock, $.0001 par value	21,117	—	21,117
Additional paid-in capital	5,095,751	(320,000)	4,775,752
Deficit accumulated during development stage	(4,516,700)	285,722	(4,230,978)
Total stockholders’ equity (deficit)	$600,168	$(34,278)	$565,891

Statements of Operations Data:

	Three months ended December31, 2010
	As filed	Adjustment to restate	Restated
Operating Expenses:
Selling, general and administrative expenses	$993,445	$9,416	$1,002,871
Total operating expenses	993,445	9,416	1,002,871
Loss from operations	(1,189,044)	(9,416)	(1,198,470)
Loss before income taxes	(1,191,136)	(9,416)	(1,200,562)
Provision for income taxes	—	—	—
Net Loss	$(1,191,136)	$(9,416)	$(1,200,562)

	Nine months ended December 31, 2010
	As filed	Adjustment to restate	Restated
Operating Expenses:
Selling, general and administrative expenses	$2,919,984	$24,852	$1,951,391
Goodwill impairment	320,000	320,000	—
Total operating expenses	3,239,984	295,148	1,951,391
Loss from operations	(3,559,626)	295,148)	(2,075,434)
Loss before income taxes	(3,598,875)	285,772	(3,313,153)
Provision for income taxes	—	—	—
Net Loss	$(3,598,875)	$285,772	$(3,313,153)

Statement of Cash Flows Data:

	Nine months ended December 31, 2010
	As filed	Adjustment to restate	Restated
Cash flows from operating activities:
Net Loss	$(3,598,875)	$285,722	$(3,313,153)
Goodwill impairment	320,000	(320,000)	—
Accrued expenses and other current liabilities	53,058	34,278	87,336
Net cash used in operating activities	$(2,363,140)	$—	$(2,363,140)

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

Effective May 28, 2010, H&H completed an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and the Company’s wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of the Company. H&H is subject to the reporting requirements of the SEC and its common stock is quoted on the Over-the-Counter Bulletin Board and Pink Sheets. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of H&H issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger , the transaction was accorded reverse recapitalization accounting treatment under the provision of FASB ASC 805 (“FAS-141R”), whereby TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer, March 31, 2010.

Liquidity

As of December 31, 2010, we had approximately $138,000 in cash and cash equivalents. The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principals generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through December 31, 2010. At December 31, 2010, we had an accumulated deficit of approximately $4.2 million.

In 2010, cash on hand and cash received in private placements (see Note 4) is primarily being used to fund our ongoing operations including expanding our sales and marketing capabilities as well as for general working capital purposes.

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

Share-Based Payments

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan. In May 2010, the Board of Directors of TV Goods granted 12,000,000 options and 9,000,000 options, respectively, under these plans and such options were exchanged for Company options under the Merger Agreement. On July 15, 2010, the Company issued an additional 1,000,000 options under the non Executive Equity Incentive Plan under terms similar to the May 2010 grant. The weighted-average grant-date fair value of these awards was $880,000.

We recognize share-based compensation expense on stock option awards. Compensation expense is recognized on that portion of option awards that are expected to ultimately vest over the vesting period from the date of grant. All options granted vest over their requisite service periods ranging from: 6 months (50% vesting); 12 months (25% vesting) and 18 months (25% vesting). We granted no stock options or other equity awards which vest based on performance or market criteria. We have applied an estimated forfeiture rate of 10% to all invested share-based awards as of our second fiscal quarter, 2010, which represents that portion we expected would be forfeited over the vesting period. We reevaluate this analysis periodically and adjust our estimated forfeiture rate as necessary. During the third fiscal quarter, we adjusted our forfeiture rate to reflect the forfeiture of 8,000,000 Non Executive Equity Plan options granted resulting from employee terminations. We utilized the Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As the Company does not have available historical information to aid in estimates established, including, but not limited to, post-vesting employment termination behavior and volatility, given the early stage of the Company’s development and development stage, the Company estimated the expected term to be the contractual term, volatility was based on the volatility of similar entities, as provided in ASC 718-10-55-25. Given the development stage status of the Company, expected dividends during the contractual term were estimated at $0 and the risk free interest rate was based on the implied yields for U.S. Treasury zero-coupon rates for the contractual term. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Note 4. Private Placements

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

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a schedule by year of future minimum rental payments required under our lease agreement on December 31, 2010:

	Operation Leases	Capital Leases
Year 1	$125,544	$—
Year 2	125,544	—
Year 3	20,924	—
Year 4	—	—
Year 5	—	—
	$272,012	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,926 and $94,158 for the three month and nine month periods ended December 31, 2010.

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

Merger Agreement

On April 15, 2010, the Company entered into the Merger Agreement with TV Goods, pursuant to which TV Goods was merged with a subsidiary of the Company and continue its business as a wholly owned subsidiary of H&H. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of the Company common stock such that the TV Goods shareholders received approximately 98.8% of the total shares of the H&H issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of FASB ASC 805  (“FAS-141R”), whereby the TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of TV Goods are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized.

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

Warrants issued in connection with the Company’s private placements were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

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

Note 9. Subsequent Events

In January 2011, the Company sold Units for gross proceeds of $650,000 to two private investors. In connection with this transaction, the Company issued 6,500,000 Units. Each Unit consisted of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $0.50 per share. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The warrants may be exercised on a cashless basis until such time as the related registration statement is declared effective by the Securities and Exchange Commission. The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The selling price of the Units was $0.10 per Unit. No commissions were paid in connection with the sale of the Units. Other than the exercise price and call provisions of each series of Warrant, all other terms and conditions of the warrants are the same. Warrants issued in connection with the

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Company’s private placements were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

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

As of December 31, 2010, we had total assets of $1,200,267. From our inception on October 16, 2009, we have had revenues of $1,212,430 and losses from operations totaling $4,230,978. At December 31, 2010, we had a cash balance of $138,527, a working capital deficit of $109,983 and a deficit accumulated during development stage of $4,230,978.

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

Liquidity and Capital Resources

At December 31, 2010, we had a cash balance of approximately $138,000, working capital deficit of approximately $110,000 and an accumulated deficit of approximately $4.2 million. The increase in the cash balance, as compared to March 31, 2010, was due to the Private Placements through December 2010 with net proceeds to the Company of approximately, $3.5 million, reduced by operational losses. Since inception, we have continued to operate at a loss.

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

Warrants issued in connection with the Company’s private placements were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on December 31, 2010:

	Operation Leases	Capital Leases
Year 1	$125,544	$—
Year 2	125,544	—
Year 3	20,924	—
Year 4	—	—
Year 5	—	—
	$272,012	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,926 and $94,158 for the three month and nine month periods ended December 31, 2010.

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

Revenues for the three months ended December 31, 2010, totaled $391,710 compared to $102,450 for the three months ended December 31, 2009. This increase was the result of a full quarter operations in 2010 as well as a general increase in the Company’s level of operations as it becomes more established in the market with potential customers in need of infomercial production capabilities. During the quarters ending December 31, 2010 and 2009, the Company reflected a gross loss from operations. These losses totaled $195,599 and $6,715 in 2010 and 2009, respectively. The gross loss in both periods resulted primarily on expenditures relating to projects that do not “test” well during their initial marketing phase and a managerial decision is made to discontinue the project. Accordingly, it is possible that costs can be properly charged to costs of revenue which exceed the related revenues or, in some instances, may have no related revenues.

Interest expense of $14,222 for the three month period ending December 31, 2009 related to the Senior Working Capital Notes which totaled $375,000 as of the quarter end. These notes were converted, under the provisions of the note Agreements, as amended, into common stock of the Company in May 2010. Accordingly, related interest expense declined for the third fiscal quarter 2010.

Revenues for the nine month period ending December 31, 2010 totaled $848,941 and consisted primarily of fees charged for the shooting and editing of infomercials for our clients. Cost of revenues totaled $1,168,583 during the period. These costs include studio rentals, the hiring of on-screen talent and editing consulting services. Generally, the Company enters into contracts with customers intending to market their product via television infomercials. These projects are “costed-out” and quoted in anticipation of a reasonable project to the Company. However, the Company’s business model as provides for the Company to enter into agreements where the Company will absorb costs associated with the infomercial development in exchange for a negotiated percentage of revenue or gross profits. If, based on initial marketing results, it is deemed not economically viable to pursue the project, associated costs are properly charged to cost of revenues. This practice can, and does, result in the recognition of costs in excess of related revenues. For the nine months ended December 31, 2010, the Company reported a negative gross profit (gross loss) of $319,642. The substantial increase in both revenues and cost of revenues for the nine months ended December 31, 2010 when compared to the same period of the proceeding year is attributable to the Company having commenced operations in October 2009 resulting in the nine month comparable period reflecting only three months of operations.

Selling, general and administrative expenses totaled $2,954,262 for the first three quarters of the year, and consist primarily of administrative labor costs, marketing related travel, business development and investor relations related fees. Included in these costs are certain non cash expenses including stock based compensation expenses of $507,331 and the fair value of shares issued for consulting services of $328,500.

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
10.4

Infomercial and Brand License Agreement

PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A CONFIDENTIAL TREATMENT REQUEST. SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION WITH THE COMPANY’S APPLICATION FOR CONFIDENTIAL TREATMENT.

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

Date: May 5, 2011

H&H Imports, Inc.

By:	/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer
Chief Financial Officer