Form 10-K
period 2011-03-31
H & H Imports, Inc.
filed 2011-08-17
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

H&H Imports, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	000-53539	80-0149096
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

14044 Icot Boulevard

Clearwater, FL 33760

(Address of Principal Executive Office) (Zip Code)

727-288-2738

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 0 Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $12,221,175 on September 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of August 15, 2011 there were 235,540,523 shares outstanding.

PART I

Item 1.

Business.

Organization

H&H Imports, Inc., a Florida corporation was organized in November 2006. On May 28, 2010 (the “Closing Date”), we closed a definitive merger agreement (the “Merger Agreement”) to acquire TV Goods Holding Corporation, a Florida corporation (“TV Goods”), organized in October 2009, pursuant to which TV Goods merged with TV Goods Acquisition, Inc., our wholly owned subsidiary. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H Imports common stock such that the TV Goods shareholders received approximately 98% of the total shares of H&H Imports issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board, Accounting Standards Codification (“FASB ASC”) 805, whereby TV Goods became the accounting acquirer (legal acquiree) and H&H Imports was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. As the transaction was treated as a recapitalization, no intangibles, including goodwill, was recognized.

We are a direct response marketing company. Our company identifies and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) infomercial production fees, and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. TV Goods was formed in October 2009 and as a result has a limited operating history. As of the date of this report we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from marketing fees generated from the sales of several products, none of these have generated material revenue.

TV Goods holds a wholly owned interest in the following subsidiaries:

–

TV Goods, Inc., a Florida corporation (“TVG”);

–

Inventors Business Center, LLC, a Florida limited liability company (“IBC”);

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

There is currently a limited public market for our common stock which is quoted on the OTC Markets under the symbol “HNHI”.

Corporate Information

Our executive offices are located at 14044 Icot Boulevard, Clearwater, Florida 33760; our telephone number is 727-288-2738.  Our websites are located at www.tvgoodsinc.com and www.inventorsbc.com.  Information on our websites is not a part of this report.

Industry

Direct response marketing is a form of marketing designed to solicit a direct response which is specific and quantifiable. The delivery of the response is direct between the viewer and the advertiser, as the customer responds to the marketer directly. In direct response marketing, marketers use broadcast media to get customers to contact them directly. Cable networks represent the traditional conduit for direct response television programming. Historically, direct response television programming has aired on cable networks during off-peak periods. The deregulation of the cable television industry in 1984 and the resulting proliferation of channels dedicated to particular demographic segments, pursuits or lifestyles have created additional opportunities for direct response programming. We believe the continued growth of satellite and cable subscribers has positioned direct response television as an effective marketing channel with significant domestic and international growth prospects.

The leading product categories for direct response television programs are cosmetics, fitness/exercise products, diet/nutrition products, kitchen tools and appliances, self-improvement/education/motivation courses, music and home videos/DVDs. Typically direct response television programs incorporate an infomercial in either short form (30 second to 5 minute) or long form (28.5 minute) direct response programs. The formats discuss and demonstrate products and provide a toll-free number or website for viewers to purchase.

As the industry has developed, the variety of products and services promoted through direct response television programs has steadily increased. Direct response television programs are now routinely used to introduce new products, drive retail traffic, schedule demonstrations and build product and brand awareness for products ranging from automobiles to mutual funds.

Recent years have also seen a convergence of direct response television programs with Internet direct response marketing. Virtually all direct response television programs now display a website in addition to a toll-free telephone number. The addition of an e-commerce component can enhance sales. We believe the principal competitive factors include authenticity of information, unique content and distinctiveness and quality of product, brand recognition and price. There is no guarantee that we will achieve growth or develop profitable products.

Revenue Generation

We generate revenues from two sources (i) infomercial production fees, and (ii) sales of consumer products. We currently provide infomercial production services which includes, initial planning, script preparation, filming and editing of infomercials. We seek to offer, assist and enable inventors to market and sell consumer products. Entrepreneurs pay us fees seeking to leverage our experience in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our review. Once we identify a suitable product/concept we obtain marketing and distribution rights. These marketing and distribution agreements stipulate profit sharing, typically based on net profitability. The net profit sharing arrangement is impacted by the projected investment necessary to introduce the product to market. Entrepreneurs pay fees for our input and advice. Furthermore entrepreneurs who contribute investment capital to market a product will retain a higher share of net profits. We encourage investors to contribute investment for marketing purposes as it reduces our risk. These agreements may have up to a three-year term with a mutual option to extend.

As of the date of this report, we have marketed several products with limited success. None of these products have generated significant revenues for our Company. We have also tested several products, which were ultimately not offered to consumers due to poor testing results. As discussed under Management Discussion and Analysis, we have currently generated the majority of our revenues from the production of infomercials for products for which we do not own an equity interest.

Product Development

We provide resources to develop consumer products from initial concepts to global distribution. We do not manufacture products. We solicit product submission through numerous sources including but not limited to inventors, product owners, design companies, manufacturers, advertising and media agencies, production houses, and trade shows. We employ internal methodology utilizing several selection criteria to evaluate product submissions. Each product is graded on our internal system, points are awarded for various factors including but not limited to product design, application, target market, retail price, competitive products, and proprietary nature of the product. The selection process includes market tests in which the potential market demand for a product is quantified on the basis of our performance in certain test markets. Upon acceptance we attempt to negotiate exclusive marketing rights for both domestic and international marketing channels. At this point, we coordinate on product design, create a marketing campaign, obtain fulfillment services, and establish distribution channels.

Once we obtain marketing rights, we design a direct response marketing test campaign to gauge potential market demand. Under a test campaign an infomercial spot is placed on a limited basis on local cable outlets. Employing our internal standards we evaluate the spot for market viability. Upon a successful test we coordinate a comprehensive campaign geared to a national audience. In this manner we seek to allot resources to products which appeal to consumers, and limit resources devoted to products which may not prove viable.

We design, create and produce direct response marketing campaigns primarily in the form of infomercial programming. Our typical format is infomercial spots in the form of short form spots (30 seconds to 5 minutes), or long format (28.5 minutes). Direct response television marketing can create rapid customer awareness and brand loyalty. We seek to maintain a low cost structure, we perform product testing, marketing development, media buying and direct response television production and we outsource functions such as manufacturing, order processing and fulfillment. While there are no guarantees that a product will be successful, this allows us to reduce our risk by controlling our variable costs.

We believe media exposure of a direct response television campaign can reduce barriers to gain access to retail outlets which can increase profitability for a consumer product. Viable consumer products possess customer awareness and brand loyalty. We seek to extend product lifecycles through other distribution channels such as home shopping channels and retail outlets. Thereafter we seek to penetrate retail outlets which include the internet, retail, catalog, radio and print.

Supply and Distribution

We intend to have a majority of our partners (inventors and entrepreneurs) contract directly with distributors, suppliers and manufacturers. Therefore, our partners would be responsible for compensating manufacturers, suppliers and distributors for their services. On a limited basis, we may purchase limited amounts of product inventory or contract directly with suppliers, distributors and manufacturers.

We do not rely on any principal distributors, suppliers or manufacturers. We work with third party distributors, suppliers and manufactures on a per order basis, without any long-term agreements. We currently have no agreements with suppliers, distributors or manufacturers. In the event that a manufacturer is unable to meet supply or manufacturing requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have also established working relationships with several third party distributors, suppliers and manufacturers, none of these agreements are long-term. We also rely on third party carriers for product shipments, including shipments to and from distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate matter would harm our reputation, our business and results of operations.

Recent Developments

BrightFeet™ Lighted Slippers

During September 2010 we entered into a 180-day agreement for the exclusive global marketing rights to BrightFeet™ Lighted Slippers, a consumer product which combines slippers with a LED providing a light emanating from the front of the slippers. We obtained these rights from Boston Ideas, LLC and initially planned to market this product with AllStar Products Group, LLC. The agreement with AllStar Products has expired and we no longer have a relationship with AllStar Products. We continue to market the slippers on our website and have aired an infomercial on a limited basis. The slippers are currently sold at a retail price of approximately $20.00, plus shipping and handling. We have generated nominal sales and revenues to date. On June 22, 2011 we entered into a one-year exclusive worldwide licensing and marketing agreement, under which we will continue to be the exclusive marketing company for the slippers. The Company has agreed to engage retail distributors to solicit retail buyers to ultimately distribute the slippers on a traditional retail basis. The retailer representatives shall receive royalties based on retail product sales. The retail representative is responsible for all costs associated with its services. To date we have incurred nominal costs to produce an infomercial and market the slippers.  Under the June 22, 2011 agreement, the Company will pay for the direct manufacturing and shipping costs related to manufacture and, in turn, sell the product, at the wholesale level, to a retailer.  The Company will record its wholesale price as revenues, capturing the gross profit between its direct manufacturing costs and the wholesale price.  The Company will also be responsible to pay Boston Ideas, LLC a royalty of $0.50 per unit for each unit sold at the retail level. We cannot provide any assurances that we will enter into a definitive agreement with Boston Ideas.

G Unit

In October 2010 we entered into an infomercial production and brand license agreement with Sleek Audio, LLC and G-Unit Brands Inc. relating to the production and sale of a wireless over-the-ear headphone product via direct response television and other forms of marketing. G-Unit Brands is affiliated with Curtis Jackson (a/k/a 50 Cent), a musician and entertainer.  Under the terms of this agreement we contributed $182,100 for product tooling and invested $250,000 for a 5% equity interest in Sleek Audio, LLC.  The agreement was subsequently terminated and Sleek Audio retained the product tooling. Accordingly, during our fourth fiscal quarter, we wrote-off our equity investment in Sleek Audio of $250,000 and tooling costs of $182,100.  We have entered into a non-binding term sheet with SMS Audio LLC, an entity affiliated with Curtis Jackson. Under the non-binding term sheet we have agreed to continue joint marketing efforts to produce and distribute a direct response television infomercial to market wireless over-the-ear headphone products similar to, but different from, the initial product for which Sleek Audio, LLC holds the proprietary rights, to be offered or sold by SMS Audio that are endorsed by or bear the name of “50 Cent”. In addition, under the non-binding term sheet we may also market additional products that are endorsed by 50 Cent. To date, SMS Audio has not developed any products. We cannot provide any assurances that we will enter into a binding agreement with SMS Audio.

As Seen on TV

On May 27, 2011, the Company entered into a binding letter agreement with Seen on TV, LLC  a Nevada limited liability company and Ms. Mary Beth Fasons, its president, to acquire certain intangible assets including domain names, associated intellectual property, trademarks, trade names, a phone number and related ancillary assets. The Company does not intend to acquire the equity in the Nevada limited liability company itself. While it was the intent of the parties to enter into definitive acquisition agreements by June 30, 2011, as of the date of this report, we have not entered into any definitive agreement. The parties have agreed that the letter agreement shall be binding on the parties regardless of whether the definitive agreements are executed.  We intend to use the “Seen on TV” brand to expand the Company’s direct response online presence.

The letter agreement provides that we will obtain ownership of the Seen on TV intangible assets upon payment of total consideration of $5,000,000. To date we have issued 5,000,000 shares of restricted common stock, with a fair value of $2,500,000 on the contract date, and an initial cash payment of $25,000 to Ms. Fasons. In addition we have granted warrants to purchase up to 1,000,000 shares of common stock, exercisable at $0.35 per share, exercisable for five (5) years from date of issuance. Full payment of the purchase price shall be deemed to have been received when Ms. Fasons has realized $5,000,000 from any combination of cash or proceeds from the sale of common stock issued under the letter agreement. Further, we have agreed to make five monthly payments of $5,000, commencing July 1, 2011 and make a $10,000 per year contribution to a designated charitable organization for a five-year period. The Company intends to treat the cash paid and fair value of common stock and warrants issued to the sellers as a deposit against the intended purchase of the intangible assets.

Competition

The direct response marketing industry is a large, fragmented and competitive industry. The United States direct response marketing industry has a diverse set of channels, including direct mail, telemarketing, television, radio, newspaper, magazines and others. The list of market leaders fluctuates constantly. Companies marketing popular products dominate the airwaves and control media time.  Furthermore, established brick-and-mortar retail competitors have recently made efforts to sell products through direct response marketing channels.

Intellectual Property

We have applied for U.S. trademarks for “TV Goods” and “Kevin Harrington”. We intend that all product intellectual property rights will be jointly held by us and our clients who submit products for our development. We currently do not hold intellectual property rights on the products we market.

Research and Development

We do not perform research and development. All product concepts are developed by independent third parties. Inventors submit product concepts for our input and advice. Accordingly our research and development efforts are extremely limited in scope. In certain cases inventors may submit a raw product concept, however further investment in research and development would be the responsibility of the inventor.

Regulation of Products and Services

Our business is subject to a number of governmental regulations, including the Mail or Telephone Order Merchandise Rule and related regulations of the Federal Trade Commission. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, imported merchandise is subject to import and customs duties and, in some cases, import quotas. We believe the Company (and the products we represent) to be in compliance with all applicable provisions of those laws and rules.

Employees

At March 31, 2011, we employed 17 full-time employees and contract personnel; three of which are management. We maintain a satisfactory working relationship with our employees and have not experienced any labor disputes or any difficulty in recruiting staff for operations.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.

Properties.

Our corporate offices are located in Clearwater, Florida. This location is approximately 10,500 square feet which includes approximately 5,000 square feet of studio production space. We lease the facility under a 38-month lease agreement with escalating lease payments through February 2013. The minimum rental payments, escalating from $6,000 per month to $16,182 per month under the lease terms, increase over the lease term with no provisions for increases dependent upon contingent occurrences. In accordance with the provisions of ASC 840-Leases, the Company recognizes lease expense on a straight line basis, totaling $10,462 per month over the lease term. This location is sufficient to support current and anticipated operations.

Item 3.

Legal Proceedings.

We are currently not subject to any material legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

[Removed and Reserved]

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

There is a limited public market for the shares of our common stock. Since our Merger Agreement, our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop.

Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Our common stock is quoted on the OTC Markets under the symbol HNHI. The range of closing prices for our common stock, as reported on the OTC Markets during each quarter since December 2009 was as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2009	$ 0.50	$ 0.50
March 31, 2010	$ 0.50	$ 0.50
June 30, 2010	$ 0.51	$ 0.50
September 30, 2010	$ 0.50	$ 0.10
December 31, 2010	$ 0.20	$ 0.05
March 31, 2011	$ 1.27	$ 0.04
June 30, 2011	$ 0.77	$ 0.07

On August 15, 2011, our common stock had a closing price of $ 0.08.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have sold securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided under Section 4(2), as provided below.  The securities issued contain a legend restricting transfer absent registration or applicable exemption.  The security holders received current information about the Company and had the opportunity to ask questions about the Company.

During March 2011 the Company issued 50,000 shares of common stock to an attorney for legal services provided to the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.

Selected Financial Data.

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” included in this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

H&H Imports, Inc., a Florida corporation was organized in November 2006. On May 28, 2010 (the “Closing Date”), we closed a definitive merger agreement (the “Merger Agreement”) to acquire TV Goods Holding Corporation, a Florida corporation (“TV Goods”), organized in October 2009, pursuant to which TV Goods merged with TV Goods Acquisition, Inc., our wholly owned subsidiary. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H Imports common stock such that the TV Goods shareholders received approximately 98% of the total shares of H&H Imports issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accoutning Standards Codification (“FASB ASC”) 805, whereby TV Goods became the accounting acquirer (legal acquiree) and H&H Imports was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized.

We are a direct response marketing company. Our company identifies, develops, and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to offer services enabling entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) infomercial production fees, and (ii) sales of consumer products, we receive a share of net profits of consumer products sold. We do not manufacture any of our products. TV Goods was formed in October 2009 and as a result has a limited operating history. As of the date of this report we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from marketing fees generated from the sales of several products, none of these have generated material revenue.

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

As TV Goods began operations in October 2009, historical year-over-year analytical comparisons are of limited value and, accordingly, are not addressed where not applicable.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove to be inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include our allowance for doubtful accounts, share based compensation and estimated sales returns. We also have other key accounting policies that are less subjective and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

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

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recognized as deferred revenue until earned. Costs associated with a given project are deferred until the related revenues are recognized. As of March 31, 2011 and 2010, we had recognized deferred revenue of $88,652 and $136,450, respectively.

Share-Based Payments and Warrants

In May 2010, the Board of Directors issued 12,000,000 options and 9,000,000 options, respectively, under its Executive Equity Incentive Plan and Non Executive Equity Incentive Plan. In July 2010, the Company granted an additional 1,000,000 options under the Non Executive Incentive Plan under terms similar to the May 2010 grant. The weighted-average grant-date fair value of these awards was $880,000. On February 18, 2011, the Board of Directors increased the number of options available under both Plans by 6,000,000 each. We recognized share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate over the service period of the award. We utilized the Black-Scholes option pricing model to estimate the fair value of our stock options and warrants. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Liquidity and Capital Resources

At March 31, 2011, we had a cash balance of approximately $35,500, working capital deficit of approximately $4,678,000 and an accumulated deficit of approximately $7.9 million. A significant portion of the working capital deficit, approximately 88%, reflects a warrant liability attributable to our 2010 Private Placement. For operating capital, we have relied primarily on a series of private placements with net proceeds to the Company in fiscal 2011 of approximately, $4.1 million, reduced by operational losses. Since inception, we have continued to operate at a loss.

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

•

Investigating and pursuing transactions including mergers, acquisitions, and other business combinations and relationships deemed by the board of directors to present attractive opportunities to enhance stockholder value.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

There can be no assurance that we will be able to raise additional funding as may be needed to continue our operations at currently planned levels. If these efforts prove unsuccessful, we could be required to significantly curtail our operations.

From April 2010 through July 2010 (the “2010 Private Placement”), we sold Units containing common stock and warrants raising gross proceeds of $2,600,000 (net proceeds of $2,267,813 after offering related costs of $332,186), to 64 accredited investors. We secured $2,495,000 prior to June 30, 2010 and $105,000 in July 2010. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the 2010 Private Placement we issued 26,000,000 shares of common stock and warrants exercisable to purchase 78,000,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain cashless exercise and anti-dilution provisions.  These warrants were exercised on a cashless basis subsequent to fiscal year end March 31, 2011.

From October 2010 through December, 2010, we sold Units containing common stock and warrants raising gross proceeds of $1,225,000 (net proceeds of $1,207,750 after offering related costs of $17,250) to 7 accredited investors. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the offering, we issued 12,250,000 shares of common stock and warrants exercisable to purchase 36,750,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. In the event there is no effective registration covering these Warrants, the holders will have a cashless exercise right. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

Warrants issued to Forge Financial Group, Inc. as placement agent to our 2010 Private Placement contained an exercise price reset provision (or “down-round” provision). The Company accounts for these warrants as a liability equal to their fair value on each reporting date. All other warrants issued in connection with the Company’s private placements were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

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

•

Prepayment provisions were eliminated.

•

The partial mandatory conversion provisions were modified such that in the event of a subsequent financing, 100% of the outstanding notes shall automatically convert into common shares of the Company at the conversion price as defined in the agreement.

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

In March 2010, TV Goods borrowed $50,000 under a note agreement. The note was due on or before the earlier of (a) the initial closing of the 2010Private Placement or (b) August 30, 2010, the maturity date. The note provided that in the event there was no closing of the 2010 Private Placement prior to the maturity date, the Note holder will forgive $25,000 and the related accrued interest. The note provided for interest at 12% per annum and could be prepaid at anytime; however, in the event of a prepayment, the Company was obligated to pay interest through the maturity date. Following the initial closing of the 2010 Private Placement in June 2010, this note with related accrued interest was paid in full.

During the period ended March 31, 2010, TV Goods also borrowed $107,513 from the Chief Executive Officer of TV Goods to meet short term operational needs. In May 2010, these borrowings were formalized in the form of a note payable which is convertible at $0.075 per common share bearing interest at 12% per annum which is due on or before May 26, 2012. The note is convertible at anytime at the option of the holder.

Commitments

On January 20, 2010, the Company entered into a 38-month lease agreement for our 10,500 square foot headquarters facility in Clearwater, Florida. Terms of the lease provide for base rent payments of $6,000 per month for the first six months; a base rent of $7,500 per month for the next 18 months and $16,182 per month from January 2012 through February 2013. The increase in minimum rental payments over the lease term is not dependent upon future events or contingent occurrences. In accordance with the provisions of ASC 840- Leases, the Company recognizes lease expenses on a straight-line basis, which totals $10,462 per month over the lease term.

The following is a schedule by year of future minimum rental payments required under our lease agreement on March 31, 2011:

	Operating Leases	Capital Leases
Year 1	$116,046	$—
Year 2	178,002	—
Year 3	—	—
Year 4	—	—
Year 5	—	—
	$294,048	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $125,544 for the year ended March 31, 2011.

Results of Operations

TV Goods was formed and commenced operations on October 16, 2009 as a development stage company. Accordingly, a comparative discussion reviewing the results of operations for the full fiscal year ended March 31, 2011 compared to five month period ending March 31, 2010 may prove of limited value and, accordingly, are not addressed where not applicable.

Revenues for both fiscal 2011 and 2010, totaling $1,354,238 and $363,489, respectively, consisted primarily of fees charged for the shooting and editing of infomercials primarily for our clients. Cost of revenues totaled $1,838,367 and $350,523, respectively, during the periods. These costs include studio rentals, the hiring of on-screen talent and editing consulting services. Generally, the Company enters into contracts with customers intending to market their product via television infomercials. These projects are “costed-out” and quoted in anticipation of a reasonable return to the Company. However, the Company’s business model provides for the Company to enter into agreements where the Company will absorb costs associated with the infomercial development in exchange for a negotiated percentage of revenue or gross profits. If, based on initial marketing results, it is deemed not economically viable to pursue the project, associated costs are properly charged to cost of revenues. This practice can, and does, result in the recognition of costs in excess of related revenues.

Selling, general and administrative expenses totaled $4,271,965 in 2011 and consist primarily of administrative labor costs, marketing related travel, business development and investor relations related fees. In addition, the Company recognized a $432,100 loss in an investment in Sleek Audio, LLC.  The investment in Sleek Audio was made under an October 2010 three party agreement which provided the Company would invest up to $500,000 to include $250,000 in tooling for a proprietary ear phone product.  During our fourth fiscal quarter, the contract was terminated by one of the three participants with small likelihood of the company recovering its investment.  Accordingly, the investment was fully written-off during the fourth quarter. Also included in these costs are certain non-cash expenses including stock based compensation expenses of $560,880 and the fair value of shares issued for consulting services of $365,000.

Warrant revaluation expenses totaled $1,935,256 in 2011 and represents the increase in fair value of a liability recognized attributable to warrants issued a placement agent in connection with our 2010 Private Placement. This “down-round” provision recognizes the potential the Company will have an exercise of the warrants at an exercise price lower than the initial price recognized and is revalued each reporting date. The Company did not have a similar financial instrument in fiscal 2010. These warrants were exercised on a cashless basis in June 2011 with the Company issuing 6,626,056 common shares. Given the Company’s ongoing fund raising efforts, it is likely that the Company will again enter into transactions containing financial instruments requiring “down-round” recognition.

Other income and expenses also includes $156,000 in expenses representing a penalty due investors for failing to meet our registration obligations related to the 2010 Private Placement.

Interest expense for fiscal 2011 included $63,212 and was primarily due Senior Working Capital Notes which totaled $687,500 which were converted into common stock in May 2010 upon completion of our reverse recapitalization transaction. We also recognized $104,783 in related party interest attributable to a note payable to our CEO which bears interest at 12% per annum. Related party interest includes approximately $91,000 in non-cash accreted interest expense attributable to the beneficial conversion feature in the CEO’s note.  Interest expense in fiscal 2010 totaled $438,918 which was also attributable to the Company’s Senior Working Capital Notes. However,

in fiscal 2010, due to the Notes default status at March 31, 2010, the notes became immediately callable by the note holder. Accordingly, the Company recognized as non cash interest expense $105,750 in deferred financing costs and $309,375 in Note discounts.

Interest income totaled $10,440 and $5,961 in fiscal 2011 and 2010, respectively, and reflects interest earned on a related party receivable. This income will not be earned going forward as the related receivable was paid-in full through the surrender of common shares in November 2010.

Subsequent Events

On April 11, 2011, in consideration of $750,000, the Company issued a Convertible Debenture in the principal amount of $750,000 to an accredited investor. The debenture bears interest at a rate of 0% per annum and is convertible into shares of the Company’s common stock at anytime commencing on the date of debenture at a conversion price of $0.20 per share, subject to adjustment. The debenture is due and payable on December 31, 2011. In connection with this transaction, the Company also issued the following warrants: (i) 3,750,000 Series A Warrants to purchase one share of Common Stock exercisable at $0.15 per share; (ii) 1,875,000 Series B Warrants to purchase one share of Common Stock exercisable at $0.25 per share; and (iii) 1,875,000 Series C Warrants to purchase one share of Common Stock exercisable at $0.50 per share (the Series A Warrant, Series B Warrant and Series C Warrants. The warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions.  The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The warrants also contain a cashless exercise provision in the event the underlying shares of Common Stock are not registered at any time after 6 months from the closing date.  Total commissions and fees payable to placement agents in connection with this transaction are $90,000 in cash, 843,750 Series A Common Stock Purchase Warrants and 281,250 Series B Common Stock Purchase Warrants

On June 2, 2011, the Company issued 5,000,000 shares of its common stock to the sole member of Seen On TV, LLC pursuant to an advance payment on an acquisition agreement with As Seen on TV.  On June 15, 2011 the Company and approximately ten accredited investors entered into a securities purchase agreement and completed a closing of a private offering of 5,850,000 shares of the Company’s common stock and three series of warrants to purchase up to 11,700,000 shares of Common Stock, in the aggregate, for aggregate gross proceeds of $1,170,000. The Company sold the shares at an initial purchase price of $0.20 per share, which may be adjusted downward, but not to less than $.10 per share, under certain circumstances. In addition to the shares, the Company issued: (i) series A Common Stock purchase warrants to purchase up to 5,850,000 shares of Common Stock at an exercise price of $0.15 per share; (ii) series B Common Stock purchase warrants to purchase up to 2,925,000 shares of Common Stock at an exercise price of $0.25 per share and (iii) series C Common Stock purchase warrants to purchase up to 2,925,000 shares of Common Stock at an exercise price of $0.50 per share. Garden State Securities, Inc. acted as our exclusive placement agent in connection with the offering and received a selling commission in cash of 10 percent of the aggregate funds raised, with an additional two percent in non-accountable cash expense allowance. In addition, the Company issued to Garden State Securities common stock purchase warrants equal to 10 percent of (i) the number of shares and (ii) the number of shares of common stock issuable upon exercise of the warrants, with an exercise price of $0.15 per share.

Effective June 15, 2011, based on majority shareholder consent, our articles of incorporation were amended to increase our authorized common stock to 750,000,000.

On June 22, 2011 the Company issued an aggregate of 6,626,056 shares of Common Stock to affiliates of Forge Financial Group, Inc., pursuant to the cashless exercise of warrants held by six affiliates of Forge Financial Group.  The warrants were issued in connection with the Placement Agent Agreement related to the Company’s completed 2010 Private Placement. The Company did not receive any proceeds in connection with the exercise of the warrants nor pay any commissions or fees in connection with the issuances.

On July 7, 2011, under a consulting agreement related to the Company’s investor relations activities, the Company issued 100,000 shares with a fair value of $9,000 on the contract date. The fair value of the common stock issued was derived from the closing price of our common stock on the contract commitment date.

Off Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures about Market Risk

None.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 3 to the Consolidated Financial Statements.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Related to Our Business and Industry

Our Independent Auditors have raised substantial doubt about our ability to continue as a going concern.

At March 31, 2011, we had an accumulated deficit of $7,897,323, including a net loss of $6,979,498 for the year ended March 31, 2011.  Even if we achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.  As such, our independent auditors have included in their auditor report an explanatory paragraph that states that our continuing losses from operations raise substantial doubt as to our ability to continue as a going concern.

We may never achieve or sustain profitability.

We may continue to incur losses as we attempt to develop and expand our operations and to market and sell our products. From inception, we have operated at a loss and at March 31, 2011 we had an accumulated deficit of $7,897,323. No assurance can be given that we will achieve or sustain profitability. As a result of our limited operating history and the nature of the market in which we compete, it is difficult to forecast revenues or earnings accurately. No assurance can be given that we will be successful in accomplishing our goals or that we will generate sufficient revenue to become profitable or to sustain profitability.

We have operated at a loss since inception and we cannot anticipate with any degree of certainty what our revenues will be in future periods.

At March 31, 2011, we had a cash balance of approximately $35,500, working capital deficit of approximately $4,678,000 and an accumulated deficit of approximately $7.9 million. Since inception, we have continued to operate at a loss. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include the rate of market acceptance of our products, competitive efforts, and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market.

Failure to timely pay obligations as they come due could lead to significant financial obligations

During our year ended March 31, 2010, due to management oversight, we failed to timely make interest payments on our 12% Senior Working Capital Notes totaling $687,500. While these defaults were subsequently waived and the notes and related interest were settled, this default status could have lead to significant penalties including acceleration of the due dates on the notes and penalties payable in both cash and stock. If in the future, if we again fail to timely meet our financial obligations as they come due, our operating results, balances sheet and future ability to raise capital could be seriously harmed.

The Company has failed to satisfy registration rights provisions under the 2010 private placement and is obligated to make pro rata payments to the subscribers of the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by such subscriber up to a maximum amount of 6% of the amount invested.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable effort to cause a registration statement to become effective within 180 days of the termination date of the offering. We have failed to comply with the registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers.  The maximum amount of penalty to which the Company may be subject is $156,000 which has been recognized in full in fiscal 2011.

Uncertain general economic conditions in the United States could adversely affect us.

We are subject to the risks arising from adverse changes in general economic market conditions or any failure of the U.S. economy to recover from its recent recession. The U.S. economy remains extremely sluggish as it seeks to recover from a severe recession. The U.S. economy continues to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, reduced corporate profits and capital spending, significant job losses, reduced consumer spending, and continuing economic uncertainties. The uncertainty about future economic conditions could negatively impact our current and prospective customers, including those in the direct response markets, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery. Consumer spending in the United States has been, and is expected to continue to be, negatively affected by these economic trends which, in turn, will negatively impact our results of operations. Furthermore, the uncertainly about future economic conditions could negatively affect our ability to obtain financing, which we will require to fund our operations in the event we do not increase our revenues.

Our operations are subject to the general risks of the direct response television industry including, but not limited to product liability claims, which could exceed our insurance coverage.

Our operations could be impacted by both genuine and fictitious claims regarding products we market. Although primarily all of the consumer products we market are not our property, we could potentially suffer losses from a significant product liability judgment against it. A significant product liability judgment could also result in a loss of consumer confidence in our products and furthermore an actual or perceived loss of value of our brand, materially impacting consumer demand. Although TV Goods carries a limited amount of product liability insurance, the amount of liability from product liability claims may exceed the amount of any insurance proceeds received by TV Goods. We rely upon trademark, copyright and trade secret laws to protect our proprietary rights, which might not provide adequate protection.

Our business is subject to a variety of laws, rules and regulations that could subject us to claims or otherwise harm our business.

Government regulation of direct response, Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations.  We are subject to a variety of laws, including the Mail or Telephone Order Merchandise Rule and related regulations of the Federal Trade Commission. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, imported merchandise is subject to import and customs duties and, in some cases, import quotas.  The failure to comply with any of these laws, rules or regulations may subject us to consumer claims or result in delays in marketing products or changes in product marketing, which may reduce our revenues, increase our expenses and adversely affect our profitability.

We rely upon trademark, copyright and trade secret laws to protect our proprietary rights, which might not provide adequate protection.

Our success and ability to compete depends to a significant degree upon the protection of intellectual property rights, including without limitation our trademarks, trade names and trade secrets. We have applied for trademark protection on “TVGoods” and “Kevin Harrington”. While we intend to jointly hold intellectual property rights on products we develop with third parties, we may not be successful in protecting intellectual property rights. We rely on trademark, copyright and trade secret laws, each of which affords only limited protection. To date we have not received any trademark protection. Our inability to protect intellectual property rights could seriously harm business, operating results and financial condition.

Litigation could become necessary in the future to enforce intellectual property rights.

Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations.

Claims that TV Goods infringes upon third parties’ intellectual property rights could be costly to defend or settle.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment awarding substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling products. Our business, operating results and financial condition would be harmed if any of these events occurred.

We could incur substantial costs in our defense against infringement claims. In the event of a claim of infringement, we might be required to obtain one or more licenses from third parties. We might be unable to obtain necessary licenses from third parties at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

We depend on the services of our Chairman.

Our success largely depends on the efforts, reputation and abilities of Kevin Harrington. TV Goods was established by Kevin Harrington to leverage the exposure from his appearance as an investor on the ABC reality television series, the Shark Tank. The loss of the services of Mr. Harrington could materially harm our business. In addition, we do not maintain key-man life insurance policy on Mr. Harrington.

Failure to retain and attract qualified personnel could harm our business.

Aside from Mr. Harrington, our success depends on our ability to attract, train and retain qualified personnel. Competition for qualified personnel is intense and we may not be able to hire sufficient personnel to support the anticipated growth of our business. If we fail to attract and retain qualified personnel, TV Goods’ business will suffer. Additionally, companies whose employees accept positions with competitors often claim that such competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified employees. We could incur substantial costs in defending against any such claims.

We may have difficulty managing any future growth.

The implementation of our business objectives, we may need to grow rapidly; brisk growth would lead to increased responsibility for both existing and new management personnel. In an effort to manage such growth, we must maintain and enhance our financial and accounting systems and controls, hire and integrate new personnel and manage expanded operations. Despite systems and controls, growth is expected to place a significant strain on our management systems and resources. We will need to continue to improve our operational, managerial and financial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. Failure to manage our future growth would have a material adverse effect on the quality of our operations, ability to retain customers and key personnel and operating results and financial condition.

We may not be successful in finding or marketing new products.

Our business operations and financial performance depends on the ability to attract and market new products on a consistent basis. In the direct marketing industry, the average product life cycle varies from six months to four years, based on numerous factors, including competition, product features, distribution channels utilized, cost of goods sold and effectiveness of advertising. Less successful products have shorter life cycles. The majority of products are submitted by inventors. There can be no assurance that we will be successful in acquiring rights to quality products. We select new products based upon management’s expertise and limited market studies. As a result, we need to acquire the rights to quality products with sufficient margins and consumer appeal to justify the acquisition costs. There can be no assurance that chosen products will generate sufficient revenues to justify the acquisition and marketing costs.

Our financial performance is dependent on the disproportionate success of a small group of products.

Our business and results of operations are dependent on the disproportionate success of a small group of products, which we do not produce or manufacture. It is likely that the majority of the products we market may fail to generate sufficient revenues. Furthermore it is likely we will market more products which fail to generate significant revenues as opposed to products which generate significant revenues. Our sales and profitability will be adversely affected if we are unable to develop a sufficient number of successful products.

Our financial performance may be harmed if unfavorable economic conditions adversely affect consumer spending.

Our success depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, taxation and interest rates. Other events that adversely affect the economy may diminish consumer spending. There can be no assurance that consumer spending will not be affected by adverse economic conditions, thereby adversely affecting our business, financial condition and results of operations.

We face competition from many other types of companies for customers.

We face significant competition within each merchandise category. The markets for our merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. There are no significant barriers to entry in the direct marketing industry. Our competitors include large and small retailers, other direct marketing companies, including some with direct response television programs. Furthermore, established brick-and-mortar retail competitors have recently made efforts to sell products through direct response marketing methods. Many of these competitors are larger and have significantly greater financial, marketing and other resources. Increased direct response marketing programs may adversely affect response rates to our direct response television marketing efforts, which would directly affect margins. Our failure to compete successfully would materially and adversely affect our financial condition and results of operations.

We may not be able to respond in a timely and cost effective manner to changes in consumer preferences.

Our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise we offer could have a material adverse effect on our financial condition and results of our operations. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and there can be no assurance that we will respond in a timely or effective manner. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of products, significant markdowns or write-offs of inventory, increased merchandise returns and lower margins, which would have a material adverse effect on our financial condition and results of operations.

Our business would be harmed if manufacturers and service providers are unable to deliver products or provide services in a timely and cost effective manner.

We do not have any long term contracts with manufacturers, supplies or other service providers. We do not produce or manufacture products we market. In addition, we utilize third party companies to fulfill consumer orders and provide telemarketing services. If manufacturers or suppliers are unable, either temporarily or permanently, to manufacture or deliver products or provide services in a timely and cost effective manner, it could have an adverse effect on our financial condition and results of operations.

Disruption in our ability to fulfill orders would harm our financial performance.

Our ability to provide effective customer service and efficiently fulfill orders for merchandise depends, to a large degree, on the efficient and uninterrupted operation of the manufacturing and related call centers, distribution centers, and management information systems run by third parties. Furthermore we are dependent on the timely performance of other third party shipping companies. Any material disruption or slowdown in manufacturing, order processing or fulfillment systems resulting from strikes or labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, adverse weather conditions or comparable events could cause delays in our ability to receive and fulfill orders and may cause orders to be lost or to be shipped or delivered late. As a result, these disruptions could adversely affect our financial condition or results of operations.

We may experience merchandise returns or warranty claims in excess of our expectations.

Actual merchandise returns and warranty claims may exceed allowances. Any significant increase in merchandise returns or warranty claims would adversely affect our financial condition and results of operations.

Ineffective media purchases may inhibit our ability to sell products, build customer awareness and brand loyalty.

We purchase direct response television programming on cable and broadcast networks, network affiliates and local stations. Significant increases in the cost of media time or significant decreases in the available access to media could adversely affect our financial condition and results of operations.

Our management has limited experience as a reporting company.

Our management team may not successfully or efficiently manage our transition to a reporting company subject to significant regulatory oversight and reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our executive officers and may divert their attention from the day-to-day management of our business, which would materially and adversely impact our business operations. We will seek to hire additional executive level employees with experience as a reporting company, however there can be no assurance that our current or future management team will be able to adequately respond to such increased legal, regulatory compliance, and reporting requirements. Our failure to do so could lead to penalties, loss of trading liquidity, and regulatory actions and further result in the deterioration of our business through the redirection of resources.

We may need additional capital, which, if obtained, could result in dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We may require additional cash resources; and may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

Our common stock trades on the OTC Markets which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•

Our failure to increase revenue in each succeeding quarter;

•

Our failure to achieve and maintain profitability;

•

Our failure to meet our revenue and earnings guidance;

•

The loss of distribution relationships;

•

The sale of a large amount of common stock by our shareholders;

•

Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;

•

Adverse court ruling or regulatory action;

•

Our failure to meet financial analysts’ performance expectations;

•

Changes in earnings or loss estimates and recommendations by financial analysts;

•

Changes in market valuations of similar companies;

•

Short selling activities;

•

Our announcement of a change in the direction of our business;

•

Actual or anticipated variations in our quarterly or in our forecasted results of operations; or

•

Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we are attempting to acquire additional capital.

Shares eligible for sale or convertible into shares in the future could negatively affect our stock price and dilute shareholders.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of August 15, 2011, we had 235,540,523 issued and outstanding shares of common stock. We may also issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

Our management and principal shareholders in the aggregate, beneficially own or control approximately 45% of our outstanding common shares and as majority shareholders, are able to control voting on issues and actions that may not be beneficial or desired by other shareholders.

As of August 15, 2011, our officers, directors and principal shareholders beneficially own approximately 45% of the issued and outstanding common stock and as such could elect all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.

The exercise of the warrants, options or convertible debt instruments will result in dilution to existing shareholders and could negatively affect the market price for our common stock.

In the event that a market for our common stock develops, to the extent that holders of our outstanding warrants, options or convertible debt instruments exercise such convertible securities, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, our common stock price may decrease due to the additional shares in the market.

The issuance of preferred stock could change control of the company.

Our articles of incorporation authorize the Board of Directors, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, with the numbers of shares of each series to be determined by the Board of Directors. Our articles of incorporation further authorize the Board of Directors to fix and determine the powers, designations, preferences and relative, participating, optional or other rights (including, without limitation, voting powers, preferential rights to receive dividends or assets upon liquidation, rights of conversion or exchange into common stock or preferred stock of any series, redemption provisions and sinking fund provisions) between series and between the preferred stock or any series thereof and the common stock, and the qualifications, limitations or restrictions of such rights. In the event of issuance, preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our company. Although we have no present plans to issue any series or shares of preferred stock, we can give no assurance that we will not do so in the future.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

The requirements of this Item can be found beginning on page F-1 found elsewhere in the Annual Report.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Accountant.

On June 8, 2011, H & H Imports, Inc. dismissed Jewett, Schwartz, Wolfe & Associates as its independent registered public accounting firm and engaged EisnerAmper LLP as our independent registered public accounting firm. Jewett, Schwartz, Wolfe & Associates audited our financial statements for the period ended March 31, 2010. The dismissal of Jewett, Schwartz, Wolfe & Associates was approved by our Board of Directors on June 1, 2011, as we do not have an audit committee. Jewett, Schwartz, Wolfe & Associates did not resign or decline to stand for re-election.

The report of Jewett, Schwartz, Wolfe & Associates dated May 18, 2010 on our balance sheet as of March 31, 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2010 and for the period from October 16, 2009 (inception) to March 31, 2010, did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

During our most recent fiscal year and the subsequent interim period preceding our decision to dismiss Jewett, Schwartz, Wolfe & Associates we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement, if not resolved to the satisfaction of Jewett, Schwartz, Wolfe & Associates, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our most recent fiscal years and the subsequent interim period prior to retaining EisnerAmper LLP (1) neither we nor anyone on our behalf consulted EisnerAmper LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(v) and (v), of Regulation S-K, and (2) EisnerAmper LLP did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

Our consolidated financial statements for the period from inception (October 16, 2009) to March 31, 2010 are restated as a result of a re-audit by EisnerAmper, LLP, which was necessitated due to our former auditor’s, Jewett, Schwartz, Wolfe & Associates, inability to provide us with the necessary audit reports and or consent to be included in future filings with the SEC.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures and our internal controls over financial reporting were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on timely basis.

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

•

We did not properly recognize our base rent expense on our Clearwater, Florida facility using the straight-line method.

•

We did not provide certain required, expended disclosures in our financial footnotes relating to our share based payments and warrant issuances during the periods reported.

•

Certain adjustments were made to our financial statements as a result of improper accounting treatment of complex debt and equity transactions.

•

Insufficient resources which restricts the Company’s ability to complete financial statements in a timely manner.

•

Lack of an audit committee which results in ineffective oversight over the Company’s financial reporting and accounting.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting consultants. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. To correct these ongoing material weaknesses referenced above, management has implemented an overall program of enhanced disclosures and review procedures. We continue to formalize and update the documentation of our internal control processes, including our financial reporting processes. Subject to additional working capital we intend to hire additional accounting personnel.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our executive officers, key employees and directors as of the date of this report. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position

Kevin Harrington	54	Chairman and Senior Executive Officer
Steven Rogai	34	Chief Executive Officer, Principal Financial Officer and Director

Kevin Harrington, Senior Executive Officer, Chairman of the Board of Directors

Kevin Harrington has served as Senior Executive Officer and Chairman of the Board of Directors since May 2010. In October 2009 Mr. Harrington formed TV Goods, Inc., a wholly owned subsidiary.  He has been involved in the “infomercial” industry since 1984. Mr. Harrington is an original investor shark on the ABC television series “Shark Tank”, a reality television series produced by reality TV producer Mark Burnett, which premiered August 9, 2009.  In 2009 Mr. Harrington published a book entitled “Act Now: How I Turn Ideas into Million-Dollar Products” which chronicles his life and experiences in the direct response industry. In 2008, Mr. Harrington formed TVGoods.com, LLC which was dissolved in 2009. From 1997 to 2008 Mr. Harrington served as CEO of Reliant International, LLC (formerly Reliant Interactive Media, LLC) a direct response marketing company. From 2007 to 2008 Mr. Harrington served as CEO of ResponzeTV, PLC, holding both positions simultaneously. From 1994 to 1997 Mr. Harrington served as CEO of HSN Direct a joint venture Mr. Harrington formed with HSN, Inc. From 1988 to 1994 Mr. Harrington served as President of Quantum Marketing International, Ltd., an electronic retailing company. In 1991 Quantum Marketing International, Ltd. merged with National Media Corporation and renamed as Quantum International, Ltd. In 1984, Mr. Harrington produced one of the industry’s first 30 minute infomercials. Mr. Harrington was a co-founder of two global networking associations, the Entrepreneur's Organization (formerly the Young Entrepreneurs Organization) in 1997, and the Electronic Retailing Association in 2000. Mr. Harrington was appointed to serve on the board due to his experience in the infomercial industry.

Steven Rogai, Chief Executive Officer, Principal Financial Officer, member of the Board of Directors

Mr. Rogai has served as our Chief Executive Officer since May 2010. In 2009 Mr. Rogai, along with Mr. Harrington cofounded Inventors Business Center, as resource to assist entrepreneurs in product development. From inception Mr. Rogai was Director of Business Development at TV Goods. Mr. Rogai has over 15 years of retail and product development experience. From 2004 to 2008 Mr. Rogai served as President and CEO of Florida Select Mortgage Corp., a mortgage brokerage firm. In 2005 Mr. Rogai created Titan 1 Developments, LLC, a real estate development company, serving as President and CEO from 2005 through 2009. From 2000 to 2004, Mr. Rogai served as branch manager for Florida Mortgage Funding, a national brokerage firm.   In May 2008, Steven Rogai filed for protection under Chapter 11 of the U.S. Bankruptcy code in relation to the liquidation of real estate holdings of Titan 1 Developments, LLC. Mr. Rogai was appointed to serve on the board due to his experience in retail and product development.

Board of Directors

Our Board of Directors currently consists of two directors. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.   We currently do not have any independent directors.

Director Compensation

Currently, we do not pay our directors any cash or other compensation for their services as director. In the future, we may consider appropriate forms of compensation.

Committees

We have not established any committees including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. Our board of directors consists of only two members, and has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. Our board of directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Further, as we are currently quoted on the OTC Exchange, we are not subject to any exchange rule which includes qualitative requirements mandating the establishment of any particular committees. We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given the nature of our operations, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors are an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

–

understands generally accepted accounting principles and financial statements;

–

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

–

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

–

understands internal controls over financial reporting; and

–

understands audit committee functions.

While the OTC Exchange does not impose any qualitative standards requiring companies to have independent directors or requiring that one or more of its directors be audit committee financial experts, it is our intent to expand our Board of Directors during 2012 to include independent directors as well as one or more directors who satisfy the conditions to be considered audit committee financial experts. At that time we intend to establish an Audit Committee of our Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees, which is filed as an exhibit to our annual report for the fiscal year ended February 28, 2009, filed with the SEC on May 28, 2009. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment.

Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

–

compliance with laws, rules and regulations;

–

conflicts of interest;

–

insider trading;

–

corporate opportunities;

–

competition and fair dealing;

–

discrimination and harassment;

–

health and safety;

–

record keeping;

–

confidentiality;

–

protection and proper use of company assets;

–

payments to government personnel;

–

waivers of the Code of Business Conduct and Ethics;

–

reporting any illegal or unethical behavior; and

–

compliance procedures.

We have also adopted a Code of Ethics for our Senior Financial Personnel who are also subject to specific policies regarding:

–

disclosures made in our filings with the Securities and Exchange Commission;

–

deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls;

–

conflicts of interests; and

–

knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

A request for a copy can be made in writing to H&H Imports, Inc., 14044 Icot Boulevard, Clearwater, Florida 33760, Attention: Chief Executive Officer.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at H&H Imports, Inc., 14044 Icot Boulevard, Clearwater, Florida 33760, Attention: President, or by facsimile (727) 288-2738.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Form 5s were required, we believe that all filing requirements were complied with during fiscal year ended March 31, 2011.

Item 11.

Executive Compensation.

2011 Summary Compensation Table

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

–

our principal executive officer or other individual serving in a similar capacity;

–

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at March 31, 2011 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

–

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at March 31, 2011.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name A	Year B		Salary (S) C	Bonus ($) D	Stock Awards ($) E	Option Awards ($) F		Non Equity Incentive Plan Compensation ($) G	Nonqualified Deferred Compensation (S) H	All Other Compensation ($) I	Total (S) J
Kevin Harrington [1]	2011	[4]	$300,000	$—	$—	$—		$—	$—	$22,018	$322,018
	2010		$113,000	$—	$—	$—		$—	$—	$4,761	$117,761

Steven Rogai [2]	2011	[4]	$150,000	—	$—	$280,000	[5]	$—	$—	$10,500	$440,500
	2010		$3,900	$—	$—	$—		$—	$—	$—	$3,900

Francis A. Rebello[3]	2010		$—	$—	$—	$—		$—	$—	$3,750	$3,750

———————

1

Mr. Harrington currently serves as Senior Executive Officer and Chairman of our Board of Directors. Compensation paid by TV Goods.

2

Mr. Rogai currently serves as our Chief Executive Officer and as a member of the Board of Directors. Compensation paid by TV Goods.

3

Mr. Rebello served as President and Chief Executive Officer of our legal acquirer (accounting acquiree) from March 2007 through May 28, 2010.

4

Excludes shares of common stock issued pursuant to the merger agreement with TV Goods.

5

Option Awards to Mr. Rogai totaling $280,000 reflect the aggregate fair value of 7,000,000 stock options, exercisable at $0.075 per share, granted on May 26, 2010. The fair value of the options granted was determined in accordance with the provisions of FASB ASC Topic 718 with assumptions as detailed in Note 2 to our audited financial information for the year ending March 31, 2011.

Grants of Plan Based Awards

The following chart reflects the number of stock options we awarded in 2011 to our executive officers and directors.

Name	Number of Options		Exercise Price per Share	Expiration Date

Steve Rogai	3,500,000		$0.075	5/26/2015
Steve Rogai	1,750,000		$0.075	5/26/2015
Steve Rogai	1,750,000		$0.075	5/26/2015
Michael Cimino	5,000,000	*	$0.075	5/26/2015

———————

*

These options became fully vested on March 23, 2011 upon Mr. Cimino’s resignation from the board of directors.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of March 31, 2011.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of of outstanding options (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,000,000		0.075	6,000,000

Equity compensation plans not approved by security holders	---	$	---	---

Total	16,000,000		$0.075	6,000,000

Outstanding Equity Awards At March 31, 2011 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of March 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Kevin Harrington	—	—	—	—
Steve Rogai	3,500,000	—	0.075	5/26/2015
Steve Rogai	—	1,750,000(1)	0.075	5/26/2015
Steve Rogai	—	1,750,000 (2)	0.075	5/26/2015

———————

(1)

These options vest May 26, 2011.

(2)

These options vest November 26, 2011.

Employment Agreements

Effective April 30, 2010, we entered into an executive services agreement with Mr. Harrington. The agreement is for a period of three years and provides for Mr. Harrington to serve as Senior Executive Officer. We may not terminate the agreement during the initial 18 months of the agreement. Under the terms of the agreement we shall pay Mr. Harrington a base salary of not less than $25,000 per month, provided however that upon the effectiveness of a registration statement which includes the registration of certain shares of common stock held by Mr. Harrington, his base salary shall be reduced to $17,500 for period of six months and $20,000 for an additional period of six months. Furthermore at the discretion of the board we shall pay Mr. Harrington a performance cash bonus as follows: six percent (6%) of the first five million dollars ($5,000,000) in Net Profits on an annual basis, and eight percent (8%) for the subsequent ten million dollars ($10,000,000) in Net Profits. Net Profits shall be defined as the actual net income reported by the Company on a fiscal year in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) as reflected in the Form 10-K as filed with the SEC. We shall reimburse Mr. Harrington one thousand five hundred dollars ($1,500) per month for a car allowance. Mr. Harrington is entitled to participate in all employee benefit plans, including but not limited to health, medical dental, life insurance and retirement plans, and four weeks of paid vacation per calendar year. The agreement shall automatically renew on each third year anniversary date unless either party elects to terminate the agreement on written notice, 90 days prior to the expiration of the then current term, and includes a two year non compete covenant following the termination of his employment. In the event employment is terminated prior to the end of its term due to death or disability, cause, or as a result of voluntary resignation, he shall not be entitled to any compensation after the date of termination. If terminated for a reason other than cause, disability, voluntary resignation or death, he will be entitled to twelve months of severance pay from the termination date consisting only of his base salary plus, medical, health and other non salary/non equity benefits under benefit policies for that year.

Except as otherwise disclosed above, we have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control to any of our executive officers or key employees.

Limitation on Liability

Under our articles of incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

–

breach of the director's duty of loyalty to us or our shareholders;

–

acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;

–

a transaction from which our director received an improper benefit; or

–

an act or omission for which the liability of a director is expressly provided under Florida law.

In addition, our bylaws provides that we must indemnify our officers and directors to the fullest extent permitted by Florida law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or directors.

Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of August 15, 2011, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 14044 Icot Boulevard, Clearwater, Florida 33760. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 235,540,523 shares of common stock outstanding as of August 15, 2011 together with securities exercisable or convertible into shares of common stock within sixty (60) days of August 15, 2011 for each stockholder.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Kevin Harrington [1]	86,605,886	36.8%
Steven Rogai [2]	21,676,667	8.9%

All Directors and Executive Officers as a Group (2 Persons)	108,282,553	44.7%

G Unit, Inc. [3]	30,000,000	11.6%

———————

1

The number of shares beneficially owned by Mr. Harrington includes 86,305,886 shares held by Harrington Business Development, Inc., an entity controlled by Mr. Harrington and 300,000 shares held in his own name. Mr. Harrington has voting and dispositive control over securities held by Harrington Business Development.

2

The number of shares beneficially owned by Mr. Rogai includes 15,000,000 shares of common stock presently outstanding and 5,250,000 shares of common stock underlying options exercisable at $0.075 per share. In May, 2010 we granted Mr. Rogai options to purchase 7,000,000 shares of common stock at an exercise price of $.075 per share; 3,500,000 of these options vested on November 26, 2010, 1,750,000 of these options vested on May 26, 2011, and 1,750,000 of these options vest on November 26, 2011. The options terminate five years from the grant date. The number of shares beneficially owned by Mr. Rogai also includes 1,426,667 shares of common stock issuable upon optional conversion of 12% Convertible Promissory Note held by Mr. Rogai.

3

Includes 7,500,000 shares of common stock issued and outstanding, 7,500,000 shares of common stock underlying our Series A Warrant, 7,500,000 shares of common stock underlying our Series B Warrant, and 7,500,000 shares of common stock underlying our Series C Warrant granted pursuant to our October 2010 Private Placement.  Curtis E. Jackson, III has voting and dispositive control over securities held by G Unit, Inc. Address is c/o G. Collins & Company, LLC, 8-10 West 37th Street, 4th Floor, New York, New York 10018.

Stock Option Plans

We presently have two stock option plans:

–

2010 Executive Equity Incentive Plan (“2010 Executive Plan”); and

–

2010 Non Executive Equity Incentive Plan (“2010 Non Executive Plan”).

The purpose of the each of the plans is to advance the interests of our company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of our company is largely dependent, including our officers and directors, key employees, consultants and independent contractors. Our officers, directors, key employees and consultants are eligible to receive awards under the each of the plans.

Our plans are administered by the Board of Directors which determines, from time to time, those of our officers, directors, employees and consultants to whom plan options will be granted, the terms and provisions of the plan options, the dates such plan options will become exercisable, the number of shares subject to each plan option, the purchase price of such shares and the form of payment of such purchase price.

Options granted may either be options qualifying as incentive stock options (“Incentive Options”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not so qualify (“Non-Qualified Options”).

The price per share issuable upon exercise of an option shall be determined by the Board of Directors at the time of the grant and shall (i) in the case of an ISO, not be less than the fair market value of the shares on the date of grant; (ii) in the case of an ISO granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary, be at least 110% of the fair market value of the shares on the date of grant; or (iii) in the case of an NQSO, shall be no less than ninety percent (90%) of the fair market value per share on the date of grant. For the purposes of the Plan, the “fair market value” of the shares shall mean (i) if shares are traded on an exchange or over-the-counter market, the mean between the high and low sales prices of shares on such exchange or over-the-counter market on which such shares are traded on that date, or if such exchange or over-the-counter market is closed or if no shares have traded on such date, on the last preceding date on which such shares have traded or (ii) if shares are not traded on an exchange or over-the-counter market, then the fair market value of the shares shall be the value determined in good faith by the Board of Directors, in its sole discretion. All other questions relating to the administration of our plans and the interpretation of the provisions thereof are to be resolved at the sole discretion of the Board of Directors.

The Board of Directors may amend, suspend or terminate either the 2010 Executive Plan or the 2010 Non Executive Plan at any time, except that no amendment shall be made which:

–

increases the total number of shares subject to the plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization);

–

affects outstanding options or any exercise right thereunder;

–

extends the term of any option beyond 10 years; or

–

extends the termination date of the plan.

Unless suspended or terminated by the Board of Directors, each plan terminates 10 years from the date of the plan's adoption. Any termination of the plan does not affect the validity of any options previously granted thereunder.

The per share purchase price of shares subject to options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of options granted under the Plan. Officers, directors and key employees of and consultants to us and our subsidiaries will be eligible to receive Non-Qualified Options under the Plan. Only our officers, directors and employees who are employed by us or by any of our subsidiaries thereof are eligible to receive Incentive Options.

We had not issued any options, warrants or other equity or non-equity based incentives nor has any equity award/compensation has been awarded to, earned by, or paid to any of our executive officers, directors or key employees at year ended March 31, 2010; therefore, we have omitted an Outstanding Equity Awards at Fiscal Year End Table as permitted under Regulation S-K. Further, as a “smaller reporting company” we are providing the scaled disclosures as permitted by Regulation S-K and therefore, have omitted a Grants of Plan Based Award Table, Options Exercised and Stock Vested Table, Pension Benefits Table and Nonqualified Deferred Compensation Table.

2010 Executive Equity Incentive Plan

In May 2010, our Board of Directors adopted the 2010 Executive Equity Incentive Plan (“2010 Executive Plan”). We have reserved 12,000,000 shares of common stock under the 2010 Executive Plan. As of August 15, 2011 we have granted options to purchase 12,000,000 shares of common stock under the 2010 Executive Plan. The options vest over eighteen months from the grant date, are exercisable at $.075 per share for a term of five (5) years from grant date. On February 18, 2011, the Board of Directors increased the number of shares available under the 2010 Executive Plan from 12,000,000 to 18,000,000 shares. As of August 15, 2011, there were 6,000,000 shares available for issuance under this plan.

2010 Non Executive Equity Incentive Plan

In May 2010, our Board of Directors adopted the 2010 Non Executive Equity Incentive Plan (“2010 Non Executive Plan”). We have reserved 10,000,000 shares of common stock under the 2010 Non-Executive Plan. As of August 15, 2011 we had granted options to purchase 10,000,000 shares of common stock under the 2010 Non-Executive Plan, the majority of which were forfeited and returned to the 2010 Non-Executive Plan. The outstanding options vest over eighteen months from the grant date, are exercisable at $.075 per share for a term of five (5) years from grant date. In December 2010, we granted options to purchase an additional 2,000,000 common shares exercisable at $0.11 per share with the same vesting provisions as the May 2010 grant. On February 18, 2011 the Board of Directors increased the number of shares available under the 2010 Non Executive Plan from 10,000,000 to 16,000,000 shares. As of August 15, 2011, there were 12,000,000 shares available for issuance under this plan.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

We describe below certain transactions and series of similar transactions that have occurred since TV Goods’ inception to which we were a party or will be a party, including transactions in which:

–

the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our Company’s total assets at year end for the last two fiscal years; and

–

a director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

We do not currently have any independent members on our board of directors. It is our policy that the disinterested members of our board of directors approve or ratify transactions involving directors, executive officers or principal stockholders or members of their immediate families or entities controlled by any of them in which they have a substantial ownership interest in which the amount involved may exceed the lesser of $120,000 or 1% of the average of our total assets at year end and that are otherwise reportable under SEC disclosure rules. Such transactions include employment of immediate family members of any director or executive officer.

Our Chief Executive Officer has loaned the Company funds to meet short-term working capital needs. These loans totaled $107,000 and $107,513, with related accrued interest of $2,354 and $2,321 at March 31, 2011 and March 31, 2010, respectively. The loans were unsecured and bear interest at 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The conversion feature in the Promissory Note proved beneficial under the guidance of ASC 470. Accordingly, a beneficial conversion feature of $170,000 was recognized and is being accreted to interest expense over the one year term of the note. On May 25, 2011, the note was amended, extending the maturity for 1 year under the same terms.  The 12% Convertible Promissory Note is convertible into common shares of the Company at $0.075 per share and bears interest at 12% per annum.

During the period ending March 31, 2010, we loaned approximately $141,000, including approximately $6,000 in accrued interest, to TV Goods.com, LLC, a company controlled by Tim Harrington, brother of our Chairman and Senior Executive Officer. The loans were made to fund certain projects which were believed to have potential mutual benefit. The loans are unsecured, bear interest at 12% per annum and are payable on demand. These amounts were deemed and reported as an obligation of our Chairman, Kevin Harrington. On November 23, 2010, Kevin Harrington tendered 841,114 shares of our common stock to the Company as payment in full of the loans totaling $151,400, inclusive of related interest of approximately $16,400. The shares were retired. The shares tendered were valued at $0.18 per share, the closing price of our common stock on the settlement date.

The Company has entered into a non-binding term sheet with SMS Audio, LLC, an affiliate of Curtis Jackson (aka 50 Cent), a musician and entertainer. Under the non-binding term sheet we have agreed to continue joint marketing efforts to produce and distribute a direct response television infomercial to market wireless over-the-ear headphone products to be offered or sold by SMS Audio that are endorsed by or bear the name of “50 Cent”. In addition, under the non-binding term sheet we may also market additional products that are endorsed by 50 Cent. To date, SMS Audio has not developed any products. We cannot provide any assurances that we will enter into a binding agreement with SMS Audio. Mr. Jackson is a principal of G-Unit Brands, Inc. and on October 15, 2010, our Company sold 750,000 Units to G-Unit, each Unit consisting of one share of common stock, one Series A Warrant, one Series B Warrant and one Series C Warrant at a purchase price of $0.10 per Unit. A majority of the proceeds from the sale of the Units were used for the development of Sleek Audio products under an infomercial and production agreement. While the agreement has been terminated, our Company and SMS Audio remain party to a non-binding term sheet.

Effective March 23, 2011, Michael Cimino resigned from our Board of Directors and his position as Executive Director of TV Goods, Inc.   In connection with his resignation, the Company entered into an agreement with Mr. Cimino which provided: (i) all granted but yet unvested options granted to Mr. Cimino would fully vest; (ii) Mr. Cimino would continue to work with the Company on a project-by-project basis and would receive 500,000 common shares which vest August 25, 2011; and (iii) upon commencement of a written consulting agreement to commence no earlier than February 25, 2012, Mr. Cimino would be granted an additional 500,000 common shares and additional compensation for his consulting services of $6,000 per month for a period of one year.  The agreement with Mr. Cimino further provided that Mr. Cimino agreed not to sell on a trading market any common shares held by him until the earlier of 30 calendar days after the effective date of the Company’s pending registration statement or seven (7) months from the completion of a then pending funding transaction which closed June 15, 2011.  The Company also had agreed to reimburse certain pre-approval travel related expenses, not to exceed $600 per month.

Concurrent with Mr. Cimino’s resignation, a dispute arose between Mr. Cimino and the Company as the result of Mr. Cimino’s violation of the terms of his resignation agreement. Accordingly, the Company believes that it has no obligations to Mr. Cimino under his resignation agreement.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its current independent registered public accounting firm, EisnerAmper LLP as well as the fees charged for such services. In its review of non-audit service and its appointment of EisnerAmper LLP the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by EisnerAmper were approved by the Board, acting as our Audit Committee.  The following table shows the fees for the year ended March 31, 2011.

EisnerAmper
2011
Audit Fees (1)	$70,000
Audit Related Fees	$0
Tax Fees	$0
All Other Fees	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements for the fiscal years ended March 31, 2011 and 2010.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1)

All Financial Statements

(2)

Financial Statements Schedule

(3)

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger effective May 28, 2010 (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation dated April 18, 2008 (2)
3.3	Amendment to Articles of Incorporation dated August 5, 2010 (*)
3.4	Amendment to Articles of Incorporation effective June 15, 2011 (increase in authorized common stock) (9)
3.5	Bylaws of H&H Imports, Inc. (2)
4.1	Form of Series A, B and C Warrant (1)
4.2	Form of Placement Agent Warrant (1)
4.3	Convertible Promissory Note issued to Steven Rogai (1)
4.4	Form of Series A-1, B-1 and C-1 Warrant (*)
4.5	Convertible Debenture dated April 11, 2011(6)
10.1	Employment Agreement with Kevin Harrington (1)
10.2	Executive Equity Incentive Plan (3)
10.3	Non Executive Equity Incentive Plan (3)
10.4	Lease Agreement (to be filed by amendment)
10.6	Form of 2010 Private Placement Subscription Agreement (*)
10.7	Form of October 2010 Private Placement Subscription Agreement (*)
10.8	Infomercial Production and Brand License Agreement dated October 13, 2010 (Provided herewith)
10.9	Securities Purchase Agreement dated April 11, 2011 (6)
10.10	Securities Purchase Agreement dated May 27, 2011 (7)
10.11	Severance, Consulting and Release Agreement dated March 23, 2011 (*)
16.1	Letter of Former Accountant (4)
16.2	Letter of Former Accountant (8)
21.1	List of subsidiaries of the Company (*)
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
32.2	Certification Pursuant to Section 1350 (Provided herewith)

———————

*

Incorporated by reference to Form S-1 Registration Statement filed November 23, 2010, as amended (333-170778).

(1)

Incorporated by reference to the Company’s current report on Form 8-K dated May 28, 2010 filed on June 4, 2010.

(2)

Incorporated by reference to the Company’s registration statement on Form S-1 filed April 24, 2008.

(3)

Incorporated by reference to the Company’s Schedule 14C Definitive Information Statement filed on July 8, 2010.

(4)

Incorporated by reference to Form 8-K dated June 22, 2010, filed on June 24, 2010.

(5)

Incorporated by reference to Form 10-Q Quarterly Report for the period ended December 31, 2010.

(6)

Incorporated by reference to Form 8-K dated April 11, 2011 filed on April 15, 2011.

(7)

Incorporated by reference to Form 8-K dated May 27, 2011 filed on June 8, 2011.

(8)

Incorporated by reference to Form 8-K dated June 8, 2011 filed on June 14, 2011.

(9)

Incorporated by reference to the Company’s Schedule 14C Definitive Information Statement filed on May 26, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2011

H&H Imports, Inc.

By:	/s/ Steve Rogai
Steve Rogai
Chief Executive Officer (Principal Executive Officer), (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Rogai	Chief Financial Officer and Director	August 16, 2011
Steve Rogai

/s/ Kevin Harrington	Senior Executive Officer and Chairman of the
Kevin Harrington	Board of Directors	August 16, 2011

INDEX TO FINANCIAL STATEMENTS

H&H IMPORTS, INC. AND SUBSIDAIRIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

H&H Imports, Inc.

We have audited the accompanying consolidated balance sheets of H&H Imports, Inc. and Subsidiaries (the “Company”) as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2011 and the period from inception (October 16, 2009) through March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of H&H Imports, Inc. and Subsidiaries as of March 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for the year ended March 31, 2011 and the period from inception (October 16, 2009) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans considering these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Edison, New Jersey

August 16, 2011

H&H IMPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
		Restated
ASSETS
Current Assets:
Cash and cash equivalents	$35,502	$74,991
Accounts receivable, net	82,238	5,830
Due from related party	—	140,961
Inventories	1,107	46,188
Deferred offering costs	63,500	—
Prepaid expenses and other current assets	46,370	65,170
Total current assets	228,717	333,140

Investments, at cost	150,000	90,000

Property, plant and equipment, net	92,732	29,685

Total Assets	$471,449	$452,825

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$332,833	$66,441
Notes payable officer	91,219	107,513
Deferred revenue	88,652	86,450
Accrued interest related parties	2,354	2,321
Accrued registration rights penalty	156,000	—
Accrued expenses and other current liabilities	108,326	61,050
Notes Payable – Current Portion	9,714	737,500
Warrant liability	4,117,988	—
Total current liabilities	4,907,086	1,061,275

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2011 and 2010, respectively.	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; 217,727,481 and 158,187,510 shares issued and outstanding at March 31, 2011 and 2010, respectively.	21,773	15,819
Additional paid-in capital	3,439,913	293,556
Accumulated deficit	(7,897,323)	(917,825)
Total stockholders' equity (deficit)	(4,435,637)	(608,450)

Total liabilities and stockholders' deficit	$471,449	$452,825

The accompanying notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,	For the Period From Inception (October 16, 2009) to March 31,
	2011	2010

Revenues	$1,354,238	$363,489
Cost of revenues	1,838,367	350,523

Gross profit (loss)	(484,129)	12,966

Operating expenses:
Selling, general and administrative expenses	4,271,965	506,458

Loss from operations	(4,756,094)	(493,492)

Other (income) expense:
Warrant revaluation expense	1,935,256	—
Registration rights penalty	156,000	—
Interest income - related party	(10,440)	(5,961)
Other (income) expense	(25,407)	(10,947)
Interest expenses - notes payable	63,212	438,918
Interest expense - related party	104,783	2,323
	2,223,404	424,333

Loss before income taxes	(6,979,498)	(917,825)

Provision for income taxes	—	—

Net loss	$(6,979,498)	$(917,825)

Loss per common share – basic and diluted	$(0.04)	$(0.01)

Weighted average shares outstanding – basic and diluted	198,471,926	155,554,235

The accompanying notes are an integral part of these financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 16, 2009) TO MARCH 31, 2011

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance October 16, 2009	—	$—	$—	$—	$—

Initial founders shares	152,000,010	15,200	(15,200)	—	—

Shares issued in connection with issuance of senior working capital notes	6,187,500	619	308,756	—	309,375

Net Loss	—	—	—	(917,825)	(917,825)

Balance March 31, 2010	158,187,510	15,819	293,556	(917,825)	(608,450)

Reverse recapitalization transaction	2,867,490	286	(320,286)	—	(320,000)

Warrants issued in Units offering	—	—	(2,182,732)	—	(2,182,732)

Common stock issued towards settlement of notes payable	10,307,345	1,031	686,469	—	687,500

Common shares issued for services	2,456,250	246	365,254	—	365,500

Common stock issued in Private Placements, net of offering costs of $389,437	44,750,000	4,475	4,081,088	—	4,085,563

Share based compensation	—	—	560,880	—	560,880

Beneficial conversion feature on related party loan	—	—	107,000	—	107,000

Retirement of common shares	(841,114)	(84)	(151,316)	—	(151,400)

Net Loss	—	—	—	(6,979,498)	(6,979,498)

Balance March 31, 2011	217,727,481	$21,773	$3,439,913	$(7,897,323)	$(4,435,637)

The accompanying notes are an integral part of these financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,	For the period from Inception (October 16, 2009 to March 31,
	2011	2010
		Restated
Cash flows from operating activities:
Net loss	$(6,979,498)	$(917,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	22,908	1,199
Amortization of discount on 12% convertible debt	—	309,375
Amortization of deferred financing costs	—	105,750
Allowance for bad debts	92,584	—
Accrued registration rights penalty	156,000	—
Share-based compensation	560,880	—
Accrued interest income – related party	(10,440)	(5,961)
Interest accretion on related party note payable	91,219	—
Shares issued for consulting services	365,500	—
Change in fair value of warrants	1,935,256	—
Write-down of investments	522,100	—
Changes in operating assets and liabilities:
Accounts receivable	(164,587)	(5,830)
Inventory	45,081	(46,188)
Prepaid expenses and other current assets	18,800	(65,170)
Accounts payable	266,392	66,441
Deferred revenue	(2,202)	86,450
Accrued interest-related party	33	2,321
Accrued expenses and other current liabilities	47,276	61,050
Net cash used in operating activities	(3,032,698)	(408,388)

Cash flows from investing activities:
Reverse recapitalization transaction	(320,000)	—
Advance to related party	—	(135,000)
Additions to property, plant and equipment	(85,955)	(30,884)
Investments	(582,100)	(90,000)
Net cash used in investing activities	(988,055)	(255,884)

Cash flows from financing activities:
Proceeds from issuance of 12% convertible debt	—	687,500
Costs associated with 12% convertible debt	—	(105,750)
Proceeds of notes payable	27,293	50,000
Deferred offering costs	(63,500)	—
Repayment of notes payable	(67,579)	—
Repayment of loans from related parties	(513)	—
Loans from related parties	—	107,513
Proceeds from private placement of common stock	4,475,000	—
Costs associated with private placement of common stock	(389,437)	—

Net cash provided by financing activities	3,981,264	739,263

Net increase (decrease) in cash and cash equivalents	(39,489)	74,991
Cash and cash equivalents - beginning of period	74,991	—
Cash and cash equivalents - end of period	$35,502	$74,991

Supplemental disclosures of cash flow information:
Cash paid for interest	$96,841	$—
Cash paid for taxes	$—	$—
Common shares issued towards settlement of notes payable	$687,500	$—
Common shares received in payment of related party receivable	$151,400	$—
Warrant liability	$2,182,732	$—

The accompanying notes are an integral part of these financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Our Business

H&H Import, Inc., a Florida Corporation (“H&H”), was organized in November 2006 with operating subsidiaries (collectively referred to as the “Company”) that market and distribute products and services through direct response channels. Our operations are conducted principally through our wholly-owned subsidiaries, TV Goods Holding Corporation, Inventors Business Center, LLC and TV Goods, Inc. Our primary channels of distribution are through television via infomercials (28.5 minute shows), short form spots (30 seconds to 5 minutes) and via shopping channels such as QVC, HSN and Shop NBC. Our business model is to initially test the potential commercial viability of a product or service with a limited media campaign to determine if a full-scale marketing campaign would be justified. If preliminary marketing results appear to justify an expanded campaign, we will develop and launch an expanded program. Secondary channels of distribution include the internet, retail, catalog, radio and print media. If a product or service can be initially marketed successfully in the US, then the campaign could be rolled out internationally through live shopping channels and through international distribution partners.

Our executive offices are located in Clearwater, Florida.

Note 2. Basis of Presentation and Restatement

Basis of Presentation and Restatement

Effective May 28, 2010, H&H completed an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and the Company’s wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of the Company. H&H is subject to the reporting requirements of the SEC and its common stock is quoted on the Over-the-Counter Market. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98% of the total shares of H&H issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 whereby TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. In connection with the recapitalization transaction, TV Goods paid $320,000 consideration in cash to the legal acquirer. As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer, March 31, 2010.

Due to the commencement of our principal operations at sufficient levels in market areas targeted by the Company, we ceased reporting as a Development Stage Enterprise, within the meaning of ASC 015, for our fiscal year ended March 31, 2011.

All share and per share information contained in this report gives retroactive effect to a 30 for 1 (30:1) stock split of our outstanding common stock effective March 17, 2010 and reverse recapitalization transaction completed May 28, 2010.

Restatement

As a result of the re-audit as of March 31, 2010 and for the period from inception (October 16, 2009) through March 31, 2010, the Company made certain adjustments to restate its Consolidated Balance Sheet and Consolidated Statement of Cash Flows to adjust certain Balance Sheet accounts as follows:

	As Previously Recorded	Adjustment	As Restated
Accounts Receivable	$55,830	$(50,000)	$5,830
Deferred Revenue	$136,450	$50,000	$86,450
Prepaid expenses and other current assets	$155,170	$(90,000)	$65,170
Investments	—	$90,000	$90,000

The Accounts Receivable was adjusted to reverse a transaction which did not occur prior to March 31, 2010. The reclassification from prepaid expenses to investments reflects the Company’s investment in Body Jac, LLC.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3. Liquidity, Going Concern and Significant Accounting Policies

Liquidity and Going Concern

As of March 31, 2011, we had approximately $35,500 in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial losses from operations since our inception, and such losses have continued through March 31, 2011. For the fiscal year ended March 31, 2011, we incurred a loss of $6,979,498.  At March 31, 2011, we had an accumulated deficit of approximately $7.9 million.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing and possible funding through strategic partnerships.

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

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

There can be no assurance that we will be able to raise additional funding as may be needed to continue our operations at currently planned levels. If these efforts prove unsuccessful, we could be required to significantly curtail our operations.

Significant Accounting Policies

Principal of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries as described in Note 1. All inter-company balances and transactions have been eliminated in consolidation.

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

In addition we estimate and provide an allowance for sales returns where applicable.  Our estimates are based on historical experience and knowledge of the products sold.  The allowance for estimated sales returns totaled $4,757 and $0 at March 31, 2011 and 2010, respectively.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of share-based compensation and warrants. Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations. Actual results could differ from these estimates.

In the direct response industry, purchased items are generally returnable for a certain period after purchase. We attempt to estimate returns on recorded sales based on prior experience with a product or outlet.

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

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Production costs associated with a given project are deferred until the related revenues are earned and recognized. As of March 31, 2011 and 2010, we had recognized deferred revenue of $88,652 and $136,450, respectively.

Investments

We carry our investments at our direct cash cost. The amounts paid were determined by contract provision on the contract commitment date. Due to our limited percentage ownership of 10% and lack of significant influence, the investments made by the Company during the current fiscal year are not accounted for under the consolidation or equity methods of accounting. These investments are accounted for under the cost method as provided under ASC 325-Investments-Other. Under this method, the Company’s share of the earnings or losses of each investee company are not included in our Statement of Operations. However, impairment charges, if any, are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

In fiscal 2010, the Company invested $90,000 for a 25% equity position in an entity specifically established to manufacture, market and distribute an exercise equipment invention called the Body Jac. The investment was accounted for under the equity method, whose results from operations were not material. An infomercial was produced and tested and the response rate was considered unsuccessful and in fiscal 2011, the project was dropped with our entire investment written-off.

In October 2010, the Company entered into a three party agreement which provided the Company would invest up to $500,000, to include $250,000 in tooling, in Sleek Audio, LLC.  Sleek Audio had developed a proprietary ear phone product which the Company intended to market.  During the fourth fiscal quarter, the contract was terminated by one of the three participants with small likelihood of the Company recovering its investment.  Accordingly, the investment was fully written-off during the fourth fiscal quarter 2011.

During fiscal 2011, the Company invested $150,000 in the Military Shopping Channel, LLC.  The agreement, as amended, provided for the Company to hold a 10% interest in a web-based distribution outlet targeting active military personnel, their dependants and retired military personnel.  We expect operations to commence in our third fiscal quarter.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Receivables

Accounts receivable consists of amounts due from the sale of our infomercial development services to our customers. It is common in our industry that deposits or advances be made prior to incurring costs associated with infomercial development projects. These advances are recorded in deferred revenue until earned. Accounts receivables totaled $82,238 and $55,830 at March 31, 2011 and 2010, respectively. For the fiscal years ended March 31, 2011 and 2010, bad debt expense was $92,584 and $0, respectively. Our allowance for doubtful accounts at March 31, 2011 totaled $25,000.  At March 31, 2010, no allowance for doubtful accounts was recognized.

Inventories

As our business model is to drop ship firm orders directly to our customers through the use of a third party facilitator, accordingly, we maintain a minimal amount of inventory on hand. We do however purchase, in certain instances, products which are shipped to and held by the facilitator until sales orders are received. As orders are placed and paid for through the facilitator, the Company is notified of the sale and the appropriate amount of inventory is charged to cost of sales. As we do not internally manufacture any of our products, we do not maintain raw materials or work-in-process inventories.

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Inventories totaled $1,107 and $46,188 at March 31, 2011 and 2010, respectively.

Property, Plant and Equipment, net

We record property, plant and equipment and leasehold improvements at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. We provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease.

Property, plant and equipment, net consists of the following:

		March 31,
Property, plant and equipment	Estimated Useful Lives	2011	2010
Computers and software	3 Years	$52,432	$7,413
Office equipment and furniture	5-7 Years	19,681	8,942
Leasehold improvements	1-3 Years	44,726	14,529
		116,839	30,884
Less: accumulated deprecation		(24,107)	(1,199)
		$92,732	$29,685

Depreciation expense totaled $22,908 and $1,199 for the years ended March 31, 2011 and 2010, respectively.

Earnings (Loss) Per Share

The Company adopted FASB ASC 260-Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the years ended March 31, 2011 and 2010, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Shares potentially issuable were as follows:

	March 31,
	2011	2010
Stock options	16,000,000	—
Warrants	134,250,000	—
Convertible Notes	—	10,307,345
Convertible Promissory note - officer	1,426,667	—
	151,676,667	10,307,345

In addition, the Company had issued a placement agent and its assignees placement agent warrants to acquire up to 10% of the 26,000,000 Units sold under the 2010 Private Placement. Each placement agent warrant was exercisable at $0.10 and includes one (1) share of common stock; one (1) Series A Warrant exercisable at $0.15 per share; one (1) Series B Warrant exercisable at $0.25 per share; and one (1) Series C Warrant exercisable at $0.50 per share. The placement agent warrants were exercisable for a period of three (3) years from the date of issuance and included a cashless exercise and anti-dilution provision. The underlying Series A, Series B and Series C warrants were substantially the same as the warrants issued under the 2010 Private Placement, but contained a cashless exercise provision and anti-dilution provision. The placement agent warrants were exercised on a cashless basis in June 2011, resulting in the issuance of 6,626,056 common shares.

All share and per share information contained in this report gives retroactive effect to a 30 for 1 (30:1) stock split of our outstanding common stock effective March 17, 2010 and reverse recapitalization transaction completed May 28, 2010.

Share-Based Payments

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan. In May 2010, the Board of Directors of TV Goods granted 12,000,000 options under the Executive Equity Incentive Plan and in May 2010 and July 2010, 10,000,000 options under the Non Executive Equity Incentive Plan. These options were exchanged for Company options with identical terms under the Merger Agreement.  The weighted-average grant-date fair value of these awards was $880,000. On February 18, 2011, the Board of Directors increased the number of options available under both the 2010 Executive Equity Incentive Plan and the 2010 Non Executive Incentive Plan by 6,000,000 options and 6,000,000 options, respectively.

We recognize share-based compensation expense on stock option awards. Compensation expense is recognized on that portion of option awards that are expected to ultimately vest over the vesting period from the date of grant. All options granted vest over their requisite service periods as follows: 6 months (50% vesting); 12 months (25% vesting) and 18 months (25% vesting). We granted no stock options or other equity awards which vest based on performance or market criteria. We had applied an estimated forfeiture rate of 10% to all share-based awards as of our second fiscal quarter, 2011, which represents that portion we expected would be forfeited over the vesting period. We reevaluate this analysis periodically and adjust our estimated forfeiture rate as necessary. During the third fiscal quarter of 2011, we adjusted our forfeiture rate to reflect the forfeiture of 8,000,000 Non Executive Equity Plan options granted resulting from employee terminations.

We utilized the Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Given the early stage of the Company’s development, we did not have historical information to aid in establishing estimates such as post-vesting employment termination and volatility. We estimated the expected term as the contractual term and volatility was based on the volatility of similar entities as provided in ASC 718-10-55-25. Expected dividends during the contractual term were estimated at $0 and the risk free interest rate was based on the implied yields for U.S. Treasury zero-coupon rates for the contractual term. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at March 31, 2011.

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

FASB ASC 740 also requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The fiscal years March 31, 2011 and 2010 are considered open tax years in U.S. federal and state tax jurisdictions.  We currently do not have any audit investigations in any jurisdiction.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $82,238 at March 31, 2011. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Marketing and Advertising Costs

Marketing, advertising and promotional costs are expensed when incurred and totaled $114,786 and $22,030 for years ended March 31, 2011 and 2010, respectively.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us March 31, 2011 and 2010, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. Determination of fair value of related party payables is not practicable due to their related party nature.

The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued to a placement agent in connection with an offering completed during the year are accounted for as derivatives. See Note 7, Warrant Liability, for additional discussion.

New Accounting Standards

There were various accounting standards and interpretations issued recently, none of which had or are expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. Certain of the disclosure requirements became effective for us on April 1, 2011. As ASU No. 2010-6 only requires enhanced disclosures, the adoption of ASU No. 2010-6 did not have a material effect on our consolidated financial position, results of operations or cash flows and did not materially expand our financial statement footnote disclosures.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4. Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	March 31,
	2011	2010

Prepaid expenses	$28,065	$2,750
Deposits	12,420	12,420
Project deposits	5,885	—
Deposit- recapitalization transaction	—	50,000
	$46,370	$65,170

Note 5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2011	2010

Accrued professional fees	$45,200	$28,300
Accrued interest	—	21,819
Accrued rents	53,613	—
Accrued other	9,513	10,931
	$108,326	$61,050

Note 6. Private Placements

From April 2010 through July 2010, we sold Units containing common stock and warrants raising gross proceeds of $2,600,000 (net proceeds of $2,267,813 after offering related costs of $332,187), to 64 accredited investors (the “2010 Private Placement). We secured $2,495,000 prior to June 30, 2010 and $105,000 in July 2010. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the 2010 Private Placement we issued 26,000,000 shares of common stock and warrants exercisable to purchase 78,000,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

Under the terms of the 2010 Private Placement the Company provided that it would use its best reasonable effort to cause a registration statement to become effective within 180 days of the termination date of the offering. We have failed to comply with the registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers.  The maximum amount of penalty to which the Company may be subject is $156,000 which has been recognized in full in fiscal 2011.

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain cashless exercise and anti-dilution provisions. (See Note 7. Warrant Liability)

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

From October 2010 through December 31, 2010 (the “October 2010 Private Placement”), we sold Units containing common stock and warrants raising gross proceeds of $1,225,000 (net proceeds of $1,207,750 after offering related costs of $17,250) to 7 accredited investors. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the offering, we issued 12,250,000 shares of common stock and warrants exercisable to purchase 36,750,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. In the event there is no effective registration covering these Warrants, the holders will have a cashless exercise right. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

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

Warrants issued to Forge Financial Group, Inc as placement agent to our April 2010 through July 2010 Unit offering contained an exercise price reset provision (or “down-round” provision). The Company accounts for these warrants as a liability equal to their fair value on each reporting data. All other warrants issued in connection with the Company’s private placements do not contain a down-round provision and were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. These transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

Note 7. Warrant Liability

Warrants issued to the placement agent in connection with the 2010 Private Placement contained provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provisions) or that contain net settlement provisions. The Company accounts for these warrants as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The warrants issued to the placement agent, in conjunction with the 2010 Private Placement, contain a down-round provision. The triggering event of the down-round provision was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s stock. Since the warrant contains a net settlement provision, and it is not indexed to the Company’s stock, it is accounted for as a liability.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognizes these warrants as a liability equal to their fair value on each reporting date. The warrant liability initially recognized at issuance totaled $2,182,732.  We re-measured the fair value of these warrants as of March 31, 2011, and recorded other expense of $1,935,256 resulting from the increase of the liability associated with the fair value of the warrants for the year.  The Company computed the value of the warrants using the Black-Scholes method including the probability the warrants underlying the placement agent options would be exercised. The following are the key assumptions used:

For the year Ended March 31, 2011
Number of shares underlying warrants	10,400,000
Exercise price	$0.10 - $0.50
Volatility	79%
Risk-free interest rate	.64% - 1.51%
Expected dividend yield	0%
Expected warrant life (years)	2.08 – 3.00

The Company’s recurring fair value measurements at March 31, 2011 related only to the warrants issued to the placement agent, and had a fair value of $4,117,988. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

No other warrants issued by the Company contain down-round provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the twelve months for all financial liabilities categorized as Level 3 as of March 31, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of April 1, 2010	$—
Initial measurement of warrants	2,182,732
Increase in fair value of warrants included earnings	1,935,256
Balance as of March 31, 2011	$4,117,988

Note 8. Income Taxes

At March 31, 2011 and 2010, we had gross deferred tax assets in excess of deferred tax liabilities of $1.54 million and approximately $166,000, respectively.  We determined that it is not “more likely than not” that such assets will be realized, and as such have applied a valuation allowance of $1.54 million and approximately $166,000 as of March 31, 2011 and 2010, respectively.  We evaluate our ability to realize our deferred tax assets each period and adjust the amount of our valuation allowance, if necessary.  If there is an ownership change, as defined under Internal Revenue Code section 382, the use of net operating loss and credit carry-forwards may be subject to limitation on use.  We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions.  Because of the complex issues involved, any claims can require an extended period to resolve.

FASB ASC 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not all or a portion of a deferred tax asset will not be realized.  A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits and length of carry-back and carry-forward periods.  Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years.  Cumulative losses weigh heavily in the overall assessment.  We have applied a 100% valuation allowance against our net deferred tax assets as of March 31, 2011 and 2010.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate of 0% differs from the statutory United States federal income tax rate of 35% for all periods presented due primarily to the valuation allowance.  The valuation allowance increased by approximately $ 1.37 million for the year ended March 31, 2011 and increased by approximately $ .2 million for the year ended March 31, 2010.

The primary components of net deferred tax assets are as follows:

	At March 31,
	2011	2010

Net Operating Losses	$1,530,000	$166,000
Allowance for Doubtful Accounts	9,000	—
Valuation Allowance	(1,539,000)	(166,000)
Net Deferred Tax Assets	$—	$—

At March 31, 2011, we had net operating loss carryforwards of approximately $ 4.7 million for U.S. federal income tax purposes.  The U.S. operating losses expire as follows:

Year of Expiration	Year Generated	U.S. Losses

3/31/30	3/31/10	$(475,000)
3/31/31	3/31/11	(4,274,000)
		$(4,749,000)

Uncertain Tax Positions

The amount of unrecognized tax benefits as of March 31, 2011 and March 31, 2010 was $0.  There have been no material changes in unrecognized tax benefits through March 31, 2011.  The fiscal years March 31, 2011 and 2010 are considered open tax years in U.S. federal and state tax jurisdictions.  We currently do not have any audit investigations in any jurisdiction.

Note 9. Related Party Transactions

The current officers and directors of the Company own or beneficially control approximately 118,782,553 common shares representing approximately a 49% ownership interest at March 31, 2011. Accordingly, they are in a position to significantly influence the election of all new directors and dissolve, merge or sell our assets or otherwise direct our affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation takeover or other business combination involving the Company, which in turn could depress the market price of our common stock.

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

Our Chief Executive Officer has loaned the Company funds to meet short-term working capital needs. These loans totaled $107,000 and $107,513, with related accrued interest of $2,354 and $2,321 at March 31, 2011 and 2010, respectively. The loans were unsecured and bear interest at 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note is convertible into common shares of the Company at $0.075 per share and bears interest at 12% per annum. The conversion feature in the Promissory Note proved beneficial under the guidance of ASC 470.  Accordingly, a beneficial conversion feature of $170,000 was recognized and is being accreted to interest expense over the one year term of the note.  On May 25, 2011, the Promissory Note was amended to extend the maturity one additional year under the same terms.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Through March 31, 2010, we loaned approximately $141,000, including approximately $6,000 in related accrued interest, to TVGoods.com, LLC, a company controlled by Tim Harrington, brother of our Chairman and Senior Executive Officer. The loans were made to fund certain projects which were believed to have potential mutual benefit. The loans were unsecured, carried an interest rate of 12% per annum and were payable on demand. These amounts were deemed and recorded as an obligation of our Chairman, Kevin Harrington. On November 23, 2010, Kevin Harrington tendered 841,114 shares of our common stock to the Company as payment in full of the loans totaling $151,400, inclusive of related accrued interest of approximately $16,400. The shares were returned to treasury, cancelled and reflected as authorized but unissued shares. The shares tendered were valued at $0.18 per share, the closing price of our common stock on the settlement date.

Effective March 23, 2011, Michael Cimino resigned from our Board of Directors and his position as Executive Director of TV Goods, Inc.  In connection with his resignation the Company entered into an agreement with Mr. Cimino which provided: (i) all granted but yet unvested options granted to Mr. Cimino would fully vest; (ii) Mr. Cimino would continue to work with the Company on a project-by-project basis and would receive 500,000 common shares which vest August 25, 2011; and (iii) upon commencement of a written consulting agreement to commence no earlier than February 25, 2012, Mr. Cimino would be granted an additional 500,000 common shares and additional compensation for his consulting services of $6,000 per month for a period of one year.  The agreement with Mr. Cimino further provided that Mr. Cimino agreed not to sell on a trading market any common shares held by him until the earlier of 30 calendar days after the effective date of the Company’s pending registration statement or seven (7) months from the completion of a then pending funding transaction which closed June 15, 2011.  The Company also agreed to reimburse certain pre-approval travel related expenses, not to exceed $600 per month.

Concurrent with Mr. Cimino’s resignation, a dispute arose between Mr. Cimino and the Company as the result of Mr. Cimino’s violation of the terms of his resignation agreement. Accordingly, the Company believes that it has no obligations to Mr. Cimino under his resignation agreement.

Note 10. Notes Payable

Commencing in November 2009 through March 2010, the Company issued a series of 12% Senior Working Capital Notes and Revenue Participation Agreements totaling $687,500 in gross proceeds with net proceeds of $581,750 after related costs of $105,750.

Terms of the Senior Working Capital Notes included:

•

450,000 common shares issued to the Note investor for each $50,000 invested;

•

Mandatory partial conversions: In the event of a subsequent financing of $2,000,000 or more, 50% of the investors Note principal would automatically be converted into common shares of the Company at a conversion price equal to 66.6% of the subsequent financing price;

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

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

•

The definition of Subsequent Financing, which triggered certain conversion provisions, was modified such that Subsequent Financing was amended to mean prior to the note maturity date, the Company closed a reverse acquisition or recapitalization transaction whereby the Company becomes a reporting company under the Securities Exchange Act of 1934, as amended.

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

Note 11 . Commitments

On January 20, 2010, the Company entered into a 38-month lease agreement for our 10,500 square foot headquarters facility in Clearwater, Florida. Terms of the lease provide for base rent payments of $6,000 per month for the first six months; a base rent of $7,500 per month for the next 18 months and $16,182 per month from January 2012 through February 2013. The increase in minimum rental payments over the lease term is not dependent upon future events or contingent occurrences. In accordance with the provisions of ASC 840 - Leases, the Company recognizes lease expenses on a straight-line basis, which totals $10,462 per month over the lease term.

The following is a schedule by year of future minimum rental payments required under our lease agreement on March 31, 2011:

	Operating Leases	Capital Leases
Year 1	$116,046	$—
Year 2	178,002	—
Year 3	—	—
Year 4	—	—
Year 5	—	—
	$294,048	$—

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $125,544 and $24,063 for the year ended March 31, 2011 and for the period from inception (October 16, 2009) to March 31, 2010, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010 (“Termination Date”), of the offering.  We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers.  Additional private placements made during the fiscal year did not include registration related penalties.  The maximum amount of penalty to which the Company may be subject is $156,000.  Under the provisions of ASC 450, the Company had accrued $156,000 at March 31, 2011.

Note 12. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at March 31, 2011 and 2010, respectively.

Common Stock

At March 31, 2011 we are authorized to issue up to 400,000,000 shares of common stock, $.0001 par value per share. At March 31, 2011 and 2010, the Company had 217,727,481 and 158,187,510 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Effective June 15, 2011, based on a majority shareholder vote, our articles of incorporation were amended to increase our authorized common stock to 750,000,000 shares.

All share and per share information contained in this report gives retroactive effect to a 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and the reverse recapitalization transaction completed in May 2010.

Merger Agreement

Effective May 28, 2010, the Company entered into the Merger Agreement with TV Goods, pursuant to which TV Goods was merged with a subsidiary of the Company and continue its business as a wholly owned subsidiary of H&H. Under the terms of the Merger Agreement, the TV Goods shareholders received shares of the Company common stock such that the TV Goods shareholders received approximately 98% of the total shares of the H&H issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provisions of FASB ASC 805,  whereby the TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. In connection with the recapitalization transaction, TV Goods paid $320,000 consideration in cash to the legal acquirer. As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized.

Concurrent with the effective date of the reverse recapitalization transaction, H&H adopted the fiscal year end of the accounting acquirer, March 31, 2010.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share Issuances

Common Stock and Warrants

From April 2010 through July 2010 (the “2010 Private Placement”), we sold Units containing common stock and warrants raising gross proceeds of $2,600,000 (net proceeds of $2,267,814 after offering related costs of $332,187), to 64 accredited investors. We secured $2,495,000 prior to June 30, 2010 and $105,000 in July 2010. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the 2010 Private Placement we issued 26,000,000 shares of common stock and warrants exercisable to purchase 78,000,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain cashless exercise and anti-dilution provisions.

From October 2010 through December 31, 2010, we sold Units containing common stock and warrants raising gross proceeds of $1,225,000 (net proceeds of $1,207,750 after offering related costs of $17,250) to 7 accredited investors. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the offering, we issued 12,250,000 shares of common stock and warrants exercisable to purchase 36,750,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. In the event there is no effective registration covering these Warrants, the holders will have a cashless exercise right. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

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

Warrants issued to Forge Financial Group, Inc as placement agent to the 2010 Private Placement contained an exercise price reset provision (or “down-round” provision). The Company accounts for these warrants as a liability equal to their fair value on each reporting date. All other warrants issued in connection with the Company’s private placements were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. These transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

On August 18, 2010, under the provisions of a three month investor relations consulting agreement, the Company issued 1,000,000 common shares. The shares issued had a fair value on the contract date of $180,000. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.

On October 18, 2010, under the provisions of a three month investor relations agreement, the Company issued 156,250 common shares. The shares issued had a fair value on the contract date of $25,000. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.

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

On March 14, 2011, the Company issued 50,000 shares of its common stock to a third party service provider in consideration for legal services performed for the Company with a fair value on the contract date of $37,000. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.

Warrants

A summary of common stock purchase warrants issued during fiscal 2011 and outstanding at March 31, 2011 is as follows:

	Warrants Shares	Price
Warrants outstanding April 1, 2010	—	—
2010 Private Placement	85,800,000	$0.15 - $0.25
Additional private placement	56,250,000	$0.15 - $0.25
Warrants outstanding March 31, 2011	142,050,000

All warrants are fully vested and were issued in connection with a series of private placements made during fiscal 2011.

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

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2010, our Board of Directors granted 12,000,000 options under the Executive Equity Incentive Plan, exercisable at $0.075 per share to two officers and directors of the Company. The shares vest over eighteen months from grant and are exercisable for five (5) years from grant date (May 26, 2010). On February 18, 2011, the Board of Directors increased the number of options available under the plan from 12,000,000 to 18,000,000.  At March 31, 2011, there were 6,000,000 available for issuance under the Executive Equity Incentive Plan.

In May 2010, our Board also granted options to purchase an aggregate of 9,000,000 shares of our common stock with an exercise price of $0.075 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of grant (March 26, 2010) and are exercisable for five (5) years from their grant date. During the quarter ending December 31, 2010, 8,000,000 shares were forfeited due to termination of employment. In December 2010, an additional 2,000,000 options were granted under this plan. On February 18, 2011, the Board of Directors increased the number of options available under the plan from 10,000,000 to 16,000,000.  At March 31, 2011, there were 12,000,000 shares available for future issuance under the Non Executive Equity Incentive Plan.

The following table includes the assumptions used for options granted during the year ended March 31, 2011. Stock-based compensation expense recognized for fiscal 2011 totaled $560,880, which has been allocated to general and administrative expenses. Options granted during the quarter ended June 30, 2010 were the first options issued by the Company.

	May and July 2010 Grants	December 2010 Grants

Dividend yield	0%	0%
Expected volatility	79%	79%
Risk free interest rate	2.08%	1.99%
Estimated holding period (years)	5	5

Information related to options granted under both our option plans at March 31, 2011 and activity for the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2010	—	$—	—	$—
Granted	24,000,000	0.079	4.24	—
Exercised	—	—	—	—
Forfeited	(8,000,000)	0.075	—	—
Expired	—	—	—	—
Outstanding at March 31, 2011	16,000,000	$0.079	4.24	$10,256,000
Exercisable at March 31, 2011	9,500,000	$0.075	4.17	$6,127,500

The weighted average grant date fair value of unvested options at April 1, 2010 and March 31, 2011 was $0 and $322,000 ($0.496 per share).  Shares vesting during the year had a grant date fair value of $380,000.  Shares forfeited during the year had a grand date fair value of $320,000.

As of March 31, 2011, there were 6,000,000 options and 12,000,000 options available for further issuance through the 2010 Executive Equity Incentive Plan and the 2010 Non Executive Equity Incentive Plan, respectively.

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No tax benefits are attributable to our share based compensation expense recorded in the accompanying condensed financial statements because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets. For stock options, the amount of the tax deductions is generally the excess of the fair market value of our shares of common stock over the exercise price of the stock options at the date of exercise.

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

Note 13. Subsequent Events

On April 11, 2011 the Company and Octagon Capital Partners, an accredited investor, entered into a securities purchase agreement Octagon purchased from the Company a convertible debenture, in the principal amount of $750,000. The debenture bears interest at a rate of 0% per annum and is convertible into shares of the Company's common stock at any time commencing on the date of the debenture at a conversion price of $0.20 per share, subject to adjustment. The debenture is due and payable on December 1, 2011.  In connection therewith, the Company also issued the following warrants to Octagon: 3,750,000 Series A Common Stock Purchase Warrants exercisable at $0.15 per share, 1,875,000 Series B Common Stock Purchase Warrants exercisable at $0.25 per share and 1,875,000 Series C Common Stock Purchase Warrants exercisable at $0.50 per share. Total commissions and fees payable to placement agents in connection with this transaction are $90,000 in cash, 843,750 Series A Common Stock Purchase Warrants exercisable at $0.15 per share and 281,250 Series B Common Stock Purchase Warrants exercisable at $0.25 per share.  Warrant issued in this transaction contain a contingent put feature and may require to be reclassified to a liability if certain contingent events occur.  During the first fiscal quarter 2012, the Company will record the Octagon Capital Partners transaction under the provisions of ASC Topic 470.  As the ultimate conversion ratio may change due to a “down-round” provision, the Company will bifurcate the conversion option and will recognize a derivative liability which will be adjusted to market each reporting period.  The relative fair value allocated to the warrants will be recorded as a debt discount.

On June 2, 2011, the Company issued 5,000,000 shares of its Common Stock to the sole member of As Seen On TV, LLC pursuant to an asset acquisition agreement with As Seen on TV.  This transaction was recorded as a deposit against the future purchase of intangible assets and will be valued at the fair value of our common stock on the contract commitment date.

Effective June 15, 2011, based on majority shareholder consent, our articles of incorporation were amended to increase our authorized common stock to 750,000,000.

On June 15, 2011 the Company and approximately twenty accredited investors entered into a securities purchase agreement and completed a closing of a private offering of 5,850,000 shares of the Company’s common stock and three series of warrants to purchase up to 11,700,000 shares of Common Stock, in the aggregate, for aggregate gross proceeds of $1,170,000. The Company sold the shares at an initial purchase price of $0.20 per share, which may be adjusted downward, but not to less than $.10 per share, under certain circumstances. In addition to the shares, the Company issued: (i) series A Common Stock purchase warrants to purchase up to 5,850,000 shares of Common Stock at an exercise price of $0.15 per share; (ii) series B Common Stock purchase warrants  to purchase up to 2,925,000 shares of Common Stock at an exercise price of $0.25 per share and (iii) series C Common Stock

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

purchase warrants to purchase up to 2,925,000 shares of Common Stock at an exercise price of $0.50 per share.  Warrant issued in this transaction contain a contingent put feature and may require to be reclassified to a liability if certain contingent events occur. The securities were issued to the investors pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and Regulation D, Rule 506 as promulgated thereunder.  The investors received current information about the Company and had the opportunity to ask questions about the Company.  The securities issued to the investors contain a legend restricting their transferability absent registration or applicable exemption.

Garden State Securities, Inc. acted as our exclusive placement agent in connection with the offering and received a selling commission in cash of 10 percent of the aggregate funds raised, with an additional two percent in non-accountable cash expense allowance. In addition, the Company issued to Garden State Securities common stock purchase warrants equal to 10 percent of (i) the number of shares and (ii) the number of shares of common stock issuable upon exercise of the warrants, with an exercise price of $0.15 per share.

On June 22, 2011 the Company issued an aggregate of 6,626,056 shares of Common Stock to affiliates of Forge Financial Group, Inc., pursuant to the cashless exercise of warrants held by six affiliates of Forge Financial Group.  The warrants were issued in connection with the Placement Agent Agreement related to the Company’s completed 2010 Private Placement Offering. The Company did not receive any proceeds in connection with the exercise of the warrants nor pay any commissions or fees in connection with the issuances.

On July 7, 2011, under a consulting agreement related to the Company’s investor relations activities, the Company issued 100,000 shares with a fair value of $9,000 on the contract date. The fair value of the common stock issued was derived from the closing price of our common stock on the contract commitment date.