Form 10-Q
period 2011-06-30
H & H Imports, Inc.
filed 2011-08-23
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2011
or

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			☐	Yes	☑	No

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of August 23, 2011
Common Stock, $0.0001 Par Value Per Share			235,540,523

H&H Imports, Inc. and Subsidiaries

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets as of June 30, 2011 and 2010 (Unaudited) and

March 31, 2011

1

Condensed Consolidated Statements of Operations (Unaudited) for the Three Month periods ending June 30, 2011 and June 30, 2010

2

Condensed Consolidated Statements of Stockholders' Equity/(Deficit) (Unaudited)

April 1, 2011 to June 30, 2011

3

Condensed Consolidated Statements of Stockholders' Equity (Deficit)/(Unaudited) from

April 1, 2010 to June 30, 2010

4

Condensed Consolidated Statement of Cash Flows (Unaudited) for the Three Month periods Ending

June 30, 2011 and June 30, 2010

5

Notes to Consolidated Condensed Financial Statements (Unaudited)

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 4.

Controls and Procedures

25

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

26

Item 1A.

Risk Factors

26

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Defaults Upon Senior Securities

27

Item 4.

(Removed and Reserved)

27

Item 5.

Other Information

27

Item 6.

Exhibits

28

Signatures

29

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

H&H IMPORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011	June 30, 2010
	(Unaudited)		(Unaudited)
			Restated
ASSETS
Current Assets:
Cash and cash equivalents	$541,011	$35,502	$1,133,082
Accounts receivable, net	211,592	82,238	20,533
Related party receivables	—	—	145,011
Inventories	131,107	1,107	41,630
Deferred offering costs	—	63,500	—
Debt issuance costs, net	334,953	—	—
Prepaid expenses and other current assets	127,264	46,370	114,420
Total current assets	1,345,927	228,717	1,454,676

Investments, at cost	150,000	150,000	90,000

Property, plant and equipment, net	111,280	92,732	38,097
Deposit on asset acquisition	525,000	—	—

Total Assets	$2,132,207	$471,449	$1,582,773

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$170,440	$332,833	$53,917
Notes payable officer	107,000	91,219	10,969
Deferred revenue	—	88,652	162,257
Accrued interest related parties	2,354	2,354	1,700
Accrued registration rights penalty	156,000	156,000	—
Accrued expenses and other current liabilities	191,776	108,326	59,026
Notes Payable – Current Portion	78,521	9,714	—
Warrant liability	—	4,117,988	2,151,092
Derivative liability	75,000	—	—
Total current liabilities	781,091	4,907,086	2,438,961

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2011, March 31, 2011 and June 30, 2010, respectively.	—	—	—
Common stock, $.0001 par value; 750,000,000 authorized at June 30, 2011 and 400,000,000 shares authorized at March 31, 2011 and June 30, 2010, respectively, and; 235,440,523, 217,727,481 and 196,312,345 issued and outstanding at June 30, 2011, March 31, 2011 and June 30,2010, respectively.	23,544	21,773	19,631
Additional paid-in capital	9,572,290	3,439,913	875,981
Accumulated deficit	(8,244,718)	(7,897,323)	(1,751,800)
Total stockholders' equity (deficit)	1,351,116	(4,435,637)	(856,188)

Total liabilities and stockholders' deficit	$2,132,207	$471,449	$1,582,773

See accompanying notes to condensed consolidated financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
		(Restated)
Revenues	$485,888	$164,298
Cost of revenues	454,229	365,027

Gross profit (loss)	31,659	(200,730)

Operating expenses:
Selling, general and administrative expenses	914,444	583,514
Loss from operations	(882,785)	(784,243)

Other (income) expense:
Warrant revaluation income	(523,553)	(2,234)
Revaluation of derivative liability	(147,674)	—
Interest income - related party	—	(4,050)
Other (income) expense	(226)	(21,899)
Interest expenses - notes payable	117,072	63,096
Interest expense - related party	18,991	14,819
	(535,390)	49,732

Loss before income taxes	(347,395)	(833,975)

Provision for income taxes	—	—

Net loss	$(347,395)	$(833,975)

Income (loss) per common share:
Basic and diluted	$0.00	$0.00

Weighted-average numbers of common shares outstanding:
Basic and diluted	221,344,200	171,990,723

See accompanying notes to condensed consolidated financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE PERIOD FROM APRIL 1, 2011 THROUGH JUNE 30, 2011

(UNAUDITED)

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2011	217,727,481	$21,773	$3,439,913	$(7,897,323)	$(4,435,637)

Common shares issued for services	236,986	24	174,976	—	175,000

Warrants issued for services	—	—	62,807	—	62,807

Common stock issued in Private Placement, net of offering costs of $255,900	5,850,000	585	913,515	—	914,100

Share-based compensation	—	—	76,359	—	76,359

Cashless exercise of Placement Agent warrants	6,626,056	662	3,593,773	—	3,594,435

Common shares issued on deposit of assets acquisition	5,000,000	500	499,500	—	500,000

Warrants issued with convertible note	—	—	811,447	—	811,447

Net loss	—	—	—	(347,395)	(347,395)

Balance June 30, 2011	235,440,523	$23,544	$9,572,290	$(8,244,718)	$1,351,116

See accompanying notes to condensed consolidated financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM APRIL 1, 2010 THROUGH JUNE 30, 2010

 (UNAUDITED)

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2010	158,187,510	$15,819	$293,556	$(917,825)	$(608,450)

Reverse recapitalization Transaction	2,867,490	286	(320,286)	—	(320,000)

Common stock issued on conversion of Working Capital notes payable	10,307,345	1,031	686,469	—	687,500

Common stock issued in Private Placement, net of offering costs of $319,187	24,950,000	2,495	2,173,318	—	2,175,813

Warrants issued in Units Offering	—	—	(2,153,326)	—	(2,153,326)

Beneficial conversion feature of related party loan	—	—	107,000	—	107,000

Share based compensation	—	—	89,250	—	89,250

Net loss	—	—	—	(833,975)	(833,975)

Balance June 30, 2010	196,312,345	$19,631	$875,981	$(1,751,800)	$(856,188)

See accompanying notes to condensed consolidated financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
		Restated
Cash flows from operating activities:
Net loss	$(347,395)	$(833,975)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	10,285	2,456
Amortization of discount on convertible debt	78,521	—
Amortization of deferred financing costs	39,168	—
Share-based compensation	76,359	89,250
Interest accretion in related party note payable	15,781	10,969
Shares issued for consulting services	153,673	—
Change in fair value of warrants	(523,553)	(2,234)
Change in derivative liability	(147,674)	—
Accrued interest-related party		(621)
Changes in operating assets and liabilities:
Accounts receivable	(129,355)	(14,703)
Inventories, net	(130,000)	4,558
Prepaid expenses and other current assets	(967)	40,750
Accounts payable	(162,393)	(12,524)
Deferred revenue	(88,652)	75,807
Accrued expenses and other current liabilities	83,451	(2,024)
Other	3,487	—
Net cash used in operating activities	(1,069,264)	(642,291)

Cash flows from investing activities:
Investments	—	(90,000)
Deposit on asset acquisition	(25,000)	—
Reverse recapitalization transaction	—	(320,000)
Additions to property, plant and equipment	(28,833)	(10,868)
Net cash used in investing activities	(58,833)	(420,868)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	750,000	—
Costs associated with convertible debt	(90,000)	—
Repayment of notes payable	(8,994)	(50,000)
Deferred offering costs	—	—
Loans from related parties	—	(513)
Loan to related parties	—	(4,050)
Proceeds from private placement of common stock	1,170,000	2,495,000
Costs associated with private placement	(192,400)	(319,187)

Net cash provided by financing activities	1,628,606	2,121,250

Net cash increase in cash and cash equivalents	505,509	1,058,091
Cash and cash equivalents - beginning of period	35,502	74,991
Cash and cash equivalents - end of period	$541,011	$1,133,082
Supplemental disclosures of cash flow information
Interest paid in cash	$3,210	—
Taxes paid in cash	—	—
Common shares issued towards settlement of notes payable	—	687,500
Shares issued on acquisition deposit	$500,000	—
Warrants issued with convertible debt	$527,326	—
Cashless exercise of placement agent warrants	$2,350,604	—
Deferred offering costs	$63,500	—

See accompanying notes to condensed consolidated financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of Our Business

H&H Import, Inc., a Florida Corporation (“H&H”), was organized in November 2006 with operating subsidiaries (collectively referred to as the “Company”) that market and distributes products and services through direct response channels. Our operations are conducted principally through our wholly-owned subsidiaries, TV Goods Holding Corporation, Inventors Business Center, LLC and TV Goods, Inc.

Our executive offices are located in Clearwater, Florida.

Note 2. Basis of Presentation

Basis of Presentation and 2010 restatement

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of March 31, 2011 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three months ended June 30, 2011 are not necessarily indicative of the results or operations or cash flows to be expected for any future period or for the year ending March 31, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and should be read in conjunction to our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended March 31, 2011. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

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

All inter-company account balances and transactions have been eliminated in consolidation

2010 Restatement

For the quarter ended June 30, 2010, the Company has restated its Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Stockholders’ Deficit to correct provisions for certain accounting matters as follows:

•

Recognize the beneficial conversion feature on a related party loan to the Company and the accretion to related interest expense;

•

To recognize the fair value of warrants issued to the placement agent that are treated as a liability and related change in fair vale; and

•

Correct interperiod cost of sales recognition.

A summary of the restatement at June 30, 2010 as follows:

	As Previously Recorded
Balance Sheet Data		Adjustment	As Restated

Inventories	$97,372	$(55,742)	$41,630

Prepaid expenses and other current assets	$204,420	$(90,000)	$114,420

Investments	$—	$90,000	$90,000

Note payable to officer	$107,000	$(96,031)	$10,969

Warrant liability	$—	$2,151,092	$2,151,092

Additional paid-in capital	$2,922,307	$(2,046,326)	$875,981

Accumulated deficit	$(1,687,323)	$(64,477)	$(1,751,800)

Total stockholders’ equity (deficit)	$1,254,615	$(2,110,803)	$(856,188)

	As Previously Recorded
Statement of Operations Data		Adjustment	As Restated

Cost of revenues	$309,285	$(55,742)	$365,027

Gross profit (loss)	$(144,988)	$(55,742)	$(200,730)

Loss from operations	$(728,501)	$(55,742)	$(784,243)

Warrant resolution income	$—	$(2,234)	$(2,234)

Interest expense-related party	$3,850	$10,969	$14,819

Loss before income taxes	$(769,498)	$(64,477)	$(833,975)

Net loss	$(769,498)	$(64,477)	$(833,975)

	As Previously Recorded
Statement of Cash Flows Data:		Adjustment	As Restated

Net loss	$(769,498)	$(64,477)	$(833,975)

Interest accretion on related party note	—	$10,969	$10,969

Change in fair value of warrants	$—	$(2,234)	$(2,234)

Inventories, net	$(51,184)	$(55,742)	$4,558

Note 3. Liquidity, Going Concern and Significant Accounting Policies

Liquidity and Going Concern

To date we have limited sales and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.  Most recently, in May 2011, we consummated the issuance and sale of $750,000 in aggregate principal amount of convertible debentures.  The Company paid $90,000, plus warrants, in issuance costs related to these debentures.  The convertible debentures are the senior unsecured obligations of the Company.  The convertible debentures have no stated interest rate.  The debentures are convertible at $0.20 per share, subject to adjustment, and will mature on December 1, 2011 unless earlier exchanged or converted.  In addition, during the quarter ended June 30, 2011, we sold Units consisting of one share of common stock and three warrants exercisable at $0.15, $0.25 and $0.50 per share, respectively.  Gross proceeds from this offering totaled $1,170,000 and were offset by issuance costs of approximately $256,000.

As of June 30, 2011, we had approximately $541,000 in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through June 30, 2011. At June 30, 2011, we had an accumulated deficit of approximately $8.3 million.

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

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condenses consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

There can be no assurance that we will be able to raise sales levels needed to sustain our operations or raise additional funding as may be needed to continue our operations at currently planned levels. If these efforts prove unsuccessful, we could be required to significantly curtail or suspend our operations.

Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported periods. Our management believes the estimates utilized in preparing our condensed consolidated financial statements are reasonable. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are recorded in the balance sheets at cost, which approximates fair value. All highly liquid investments purchased with an original maturity of three months or less is considered to be cash equivalents.

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

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Production costs associated with a given project are deferred until the related revenues are earned and recognized. As of June 30, 2011, March 31, 2011 and June 30, 2010 we had recognized deferred revenue of $0.00, $88,652 and $162,257, respectively.

Investments

We carry our investments at June 30, 2011 and March 31, 2011, at our direct cash cost. The amounts paid were determined by contract provision on the contract commitment date. Due to our percentage ownership of 10% and lack of significant influence, the investments made by the Company are not accounted for under the consolidation or equity methods of accounting. These investments are accounted for under the cost method as provided under ASC 325-Investments-Other. Under this method, the Company’s share of the earnings or losses of each investee company are not included in our Condensed Consolidated Statement of Operations. However, impairment charges, if any, are recognized in the Condensed Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

In fiscal 2010, the Company invested $90,000 for a 25% equity position in an entity specifically established to manufacture, market and distribute an exercise invention called the Body Jac.  The investment was accounted for under the equity method, whose results from operations were not material.

Receivables

Accounts receivable consists of amounts due from the sale of our infomercial development services to our customers and amounts due under marketed product sales.  Accounts receivables totaled $211,592, $82,238 and $20,533 at June 30, 2011, March 31, 2011 and June 30, 2010, respectively. Our allowance for doubtful accounts at June 30, 2011, March 31, 2010 and June 30, 2010, totaled $25,000, $25,000 and $0.00, respectively.  The allowances are estimated based on historical customer experience and industry knowledge.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Inventories totaled $131,107, $1,107 and $41,630 at June 30, 2011, March 31, 2011 and June 30, 2010, respectively. As we do not internally manufacture any of our products, we do not maintain raw materials or work-in-process inventories.

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

Depreciation expense totaled $10,285 and $2,456 for the three month periods ending June 30, 2011 and 2010, respectively.

Earnings (Loss) Per Share

The Company adopted FASB ASC 260-Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. Potentially issuable shares at June 30, 2011 and June 30, 2010, respectively, were antidilutive.

Shares potentially issuable were as follows:

	June 30, 2011	June 30, 2010

Stock options	16,000,000	21,000,000
Warrants	157,830,000	74,850,000
Convertible Notes	3,750,000	—
Related Party convertible note	1,426,667	1,426,667
	179,006,667	97,276,667

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at June 30, 2011.

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

The fiscal years March 31, 2011 and 2010 are considered open tax years in U.S. Federal and State jurisdictions. We currently do not have any audit investigations in any jurisdictions.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $211,592 at June 30, 2011. The Company has one major customer, Home Shopping Network, which represented 57%, 46% and 32% of our receivables at June 30, 2011, March 31, 2011 and June 30, 2010, respectively.  Sales to Home Shopping Network totaled $310,552 or 64% and $71,822 or 44% of total sales for the three month periods ending June 30, 2011 and June 30, 2010, respectively.  Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on June 30, 2011, March 31, 2011 and June 30, 2010, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued to a placement agent in connection with an offering completed during the fiscal year 2011 are accounted for as derivatives. Additionally, the Company determined that the conversion feature on the convertible debentures issued in May 2011 qualifies for derivative accounting. See Note 7, Warrant Liability and Note 9, Notes Payable, for additional discussion.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The provisions of ASU No. 2011-04 will become effective for us on April 1, 2012 and are to be applied prospectively. We do not expect the adoption of the provisions of ASU No. 2011-04 to have a material effect on our consolidated financial position, results of operations or cash flows and we do not expect to materially modify or expand our financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. The presentation requirements will become effective for us on April 1, 2012. As ASU No. 2011-05 applies to financial statement presentation matters, the adoption of ASU No. 2011-05 will not affect our consolidated financial position, results of operations or cash flows and we believe our current presentation of comprehensive income complies with the new presentation requirements.

Note 4. Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	June 30, 2011	March 31, 2011	June 30, 2010

Prepaid expenses	$108,959	$28,065	$52,000
Deposits	12,420	12,420	62,420
Project deposits	5,885	5,885	—
	$127,264	$46,370	$114,420

Note 5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2011	March 31, 2011	June 30, 2010

Accrued professional fees	$75,800	$45,200	$45,100
Accrued rents	94,499	53,613	13,926
Accrued other	21,477	9,513	—
	$191,776	$108,326	$59,026

Note 6. Private Placements

On June 15, 2011 the Company and approximately twenty accredited investors entered into a securities purchase agreement and completed a closing of a private offering of 5,850,000 shares of the Company’s common stock and three series of warrants to purchase up to 11,700,000 shares of Common Stock, in the aggregate, for aggregate gross proceeds of $1,170,000. The Company sold the shares at an initial purchase price of $0.20 per share, which may be adjusted downward, but not to less than $.10 per share, under certain circumstances. In addition to the shares, the Company issued: (i) series A Common Stock purchase warrants to purchase up to 5,850,000 shares of Common Stock at an exercise price of $0.15 per share; (ii) series B Common Stock purchase warrants to purchase up to 2,925,000 shares of Common Stock at an exercise price of $0.25 per share and (iii) series C Common Stock purchase warrants to purchase up to 2,925,000 shares of Common Stock at an exercise price of $0.50 per share.  Warrants issued in this transaction contain a contingent put feature and may require to be reclassified to a liability if certain contingent events occur. The securities were issued to the investors pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and Regulation D, Rule 506 as promulgated thereunder. The investors received current information about the Company and had the opportunity to ask questions about the Company. The securities issued to the investors contain a legend restricting their transferability absent registration of applicable exemption.

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

Note 7. Warrant Liability

Warrants issued to the placement agent in connection with the 2010 Private Placement contained provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provisions) or that contain net settlement provisions. The Company accounted for these warrants as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The warrants issued to the placement agent, in conjunction with the 2010 Private Placement, contained a down-round provision. The triggering event of the down-round provision was not based on an input to the fair value of “fixed-for-fixed” option and therefore was not considered indexed to the Company’s stock. Since the warrant contained a net settlement provision, and it was not indexed to the Company’s stock, it is accounted for as a liability.

The assumptions used in the valuation as of June 22, 2011 were as follows:

Number of shares underlying the warrants	10,400,000
Exercise price	$0.10 - $0.50
Volatility	158%
Risk-free interest rate	.68%
Expected dividend yield	0.00%
Expected warrant life (years)	1.83 – 2.08

The Company recognized these warrants as a liability equal to their fair value on each reporting date. On June 22, 2011, the warrant holders converted their warrants on a cashless basis into 6,626,056 common shares at an agreed upon stock price of $0.82 per share. As a result of the warrant conversion we re-measured the fair value of these warrants as of June 22, 2011, and recorded other income associated with the re-measurement of $523,553.

No other warrants issued by the Company contain down-round provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the three months ended June 30, 2011for all financial liabilities categorized as Level 3 as of June 30, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of April 1, 2011	$4,117,988
Decrease in fair value of warrants as of conversion date	(523,553)
Conversion to common stock	(3,594,435)
Balance as of June 30, 2011	$—

Note 8. Related Party Transactions

The current officers and directors of the Company own or beneficially control approximately 117,782,553 common shares representing approximately a 49% ownership interest at June 30, 2011. Accordingly, they are in a position to significantly influence the election of all new directors and dissolve, merge or sell our assets or otherwise direct our affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation takeover or other business combination involving the Company, which in turn could depress the market price of our common stock.

Our Chief Executive Officer has loaned the Company funds in the past to meet short-term working capital needs. These loans totaled $107,000, with related accrued interest of $2,354, $2,354 and $1,700 at June 30, 2011, March 31, 2011 and June 30, 2010, respectively. The loans were unsecured and bear interest at 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note is convertible into common shares of the Company at $0.075 per share and bears interest at 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470. Accordingly, a beneficial conversion feature of $170,000 was recognized and was accreted to interest expense over the initial one year term of the note.  The accreted note payable to officer balance totaled $107,000, $91,219 and $10,969 at June 30, 2011, March 31, 2011 and June 30, 2010, respectively.  On May 25, 2011, the Promissory Note was amended to extend the maturity one additional year under the same terms.

Note 9. Notes Payable

On April 11, 2011 the Company and Octagon Capital Partners, an accredited investor, entered into a securities purchase agreement in which Octagon purchased from the Company a convertible debenture, in the principal amount of $750,000. The debenture bears interest at a rate of 0% per annum and is convertible into shares of the Company's common stock at any time commencing on the date of the debenture at a conversion price of $0.20 per share, subject to adjustment. The debenture is due and payable on December 1, 2011.  In connection therewith, the Company also issued the following warrants to Octagon: 3,750,000 Series A Common Stock Purchase Warrants exercisable at $0.15 per share, 1,875,000 Series B Common Stock Purchase Warrants exercisable at $0.25 per share and 1,875,000 Series C Common Stock Purchase Warrants exercisable at $0.50 per share. Total commissions and fees payable to placement agents in connection with this transaction are $90,000 in cash, 843,750 Series A Common Stock Purchase Warrants exercisable at $0.15 per share and 281,250 Series B Common Stock Purchase Warrants exercisable at $0.25 per share.  Warrants issued in this transaction had a fair value at issuance of $284,121 which was recorded as a debt issuance cost and is being accreted to interest expenses over the term of the debenture.  Upon issuance of the debenture, the Company accounted for the transaction under the guidance of ASC 470-Debt and ASC 815-Derivatives and Hedging.  As the ultimate conversion rates may change due to a ”down-round” provision, the Company bifurcated the conversion option and recorded a derivative liability which is adjusted to market each reporting period.  The relative fair value of the detachable warrants, initially recorded at $527,326, was recorded as a debt discount and is being accreted to interest expense under the effective interest rate method over the term of the debenture, due December 1, 2011.  The derivative liability was initially valued at $222,674 on the date of the transaction and was recorded as a debt discount with the credit to a derivative liability.  The derivative liability was re-measured at fair value of approximately $75,000 as of June 30, 2011 with the change in its fair value of approximately $148,000 recorded in the Company’s condensed consolidated statement of operations.

The Company has accreted $78,521 of the debt discount to interest during the quarter ending June 30, 2011 resulting in note payable, net of discount of $78,521.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3):

Derivative liability:
Balance April 1, 2011	$—
Initial valuation	222,674
Revaluation of derivative	(147,674)
$75,000

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

Note 10. Commitments

On January 20, 2010, the Company entered into a 38-month lease agreement for our 10,500 square foot headquarters facility in Clearwater, Florida. Terms of the lease provide for base rent payments of $6,000 per month for the first six months; a base rent of $7,500 per month for the next 18 months and $16,182 per month from January 2012 through February 2013. The increase in minimum rental payments over the lease term is not dependent upon future events or contingent occurrences. In accordance with the provisions of ASC 840 - Leases, the Company recognizes lease expenses on a straight-line basis, which total $10,462 per month over the lease term.

The following is a schedule by year of future minimum rental payments required under our lease agreement on June 30, 2011:

	Operating Leases	Capital Leases
Year 1	$133,410	$—
Year 2	129,456	—
Year 3	—	—
Year 4	—	—
Year 5	—	—
	$262,866	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,386 and $26,200 for the three month periods ending June 30, 2011 and 2010, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010 (“Termination Date”), of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. Under the provisions of ASC 450, the balance accrued was  $156,000 at June 30, 2011 and March 31, 2011, respectively.

Note 11. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

Common Stock

At June 30, 2011 we are authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share.

At June 30, 2011, March 31, 2011 and June 30, 2010, the Company had 235,440,523, 217,727,481 and 196,312,345 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Effective June 15, 2011, based on a majority shareholder vote, our articles of incorporation were amended to increase our authorized common stock from 400,000,000 to 750,000,000 shares.

All share and per share information contained in this report gives retroactive effect to a 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and the reverse recapitalization transaction completed in May 2010.

Share Issuances

Common Stock and Warrants

On April 1, 2011, the Company issued 100,000 shares under a financial consulting and management agreement with a fair value of $75,000. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.

On April 18, 2011, the Company issued 136,986 shares under a one year infomercial monitoring agreement. The transaction had fair value of $100,000 on the commitment date based on the closing price of our common stock.  The fair value of the stock granted was recorded as a prepaid expense and is being amortized over the term of the agreement.

On May 27, 2011 and June 15, 2011, the Company issued a total of 5,850,000 common shares and (i) 7,605,000 Series A warrants exercisable at $0.15 per share, (ii) 2,925,000 Series B warrants exercisable at $0.25 per share and (iii) 2,925,000 Series C warrants exercisable at $0.50 per share. These securities, as further described in Note 6 – Private Placements, were issued in connection with a private placement completed in June 2011 with gross proceeds of $1,170,000.

On June 1, 2011, the Company issued 1,500,000 warrants to a consulting firm representing the Company in Canada. The warrants vest over fourteen months, are exercisable for a period of three years from grant date and exercisable at $0.1575 per share. The Company valued these warrants using the Black-Scholes model. The initial grant date fair value was $205,962 which is being recorded as consulting expenses in selling, general and administrative expenses, over the vesting period and will be marked-to-market every reporting period throughout the vesting term.  The fair value of the warrants was $117,280 at June 30, 2011.

The assumptions used in the valuation were as follows:

Number of shares underlying the warrants	1,500,000
Exercise price	$0.1575
Volatility	175%
Risk-free interest rate	.74%
Expected dividend yield	0.00%
Expected warrant life (years)	3.00

On June 2, 2011, the Company issued 5,000,000 shares of its Common Stock to the sole member of As Seen On TV, LLC pursuant to an acquisition agreement with As Seen on TV. The shares had a fair value of $500,000 at the contract date. The fair value was derived from the closing price of our common stock on the contract commitment date.  The Company also paid cash consideration to As Seen On TV as part of this agreement during the quarter ended June 30, 2011 of $25,000. As no finalized acquisition agreement has been reached as of June 30, 2011 or the date of this report, the Company recorded the fair value of the shares issued and the cash consideration paid as a deposit on the acquisition.

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

In May 2010, our Board of Directors granted 12,000,000 options under the Executive Equity Incentive Plan, exercisable at $0.075 per share to two officers and directors of the Company. The shares vest over eighteen months from grant and are exercisable for five (5) years from grant date (May 26, 2010). At June 30, 2011, there were 6,000,000 options available for issuance under the Executive Equity Incentive Plan.

In May 2010, our Board also granted options to purchase an aggregate of 9,000,000 shares of our common stock with an exercise price of $0.075 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of the grant (March 26, 2010) and are exercisable for five (5) years from their grant date. On July 15, 2010, the Company issued an additional 1,000,000 shares under the Non Executive Incentive Plan under terms similar to the Mary 2010 grant. During the quarter ending December 31, 2010, 8,000,000 shares were forfeited due to termination of employment. In December 2010, an additional 2,000,000 options were granted under this plan. At June 30, 2011, there were 12,000,000 shares available for future issuance under the Non Executive Equity Incentive Pan.

Information related to options granted under both our option plans at June 30, 2011 and June 30, 2010 and activity for the quarters then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2011	16,000,000	$0.079	4.24	$10,256,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2011	16,000,000	$0.079	4.00	$336,000
Exercisable at June 30, 2011	9,500,000	$0.075	3.92	$237,500

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2010	—	$—	—	$—
Granted	21,000,000	0.075	5	2,415,000
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2010	21,000,000	$0.075	4.9	$2,415,000
Exercisable at June 30, 2010	—	$—	—	$—

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

Note 12. Subsequent Events

On July 7, 2011, under a consulting agreement related to the Company’s investor relations activities, the Company issued 100,000 shares with a fair value of $11,000 on the contract date. The fair value of the common stock issued was derived from the closing price of our common stock on the contract commitment date.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

We are a direct response marketing company. Our Company identifies, develops, and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to offer a turnkey solution enabling entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) infomercial production fees, (ii) sales of consumer products, we receive a share of net profits of consumer products sold, and (iii) royalty fees. We do not manufacture any of our products. TV Goods was formed in October 2009 and as a result has a limited operating history. As of the date of this filing we have generated limited revenues and do not rely on any principal products.

As of June 30, 2011, we had total assets of $2,132,207 and cash on-hand of $541,011, working capital of $564,836 and an accumulated deficit of $8,244,718.

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

Critical Accounting Policies and Estimates

There have been no changes to our Critical Accounting Policies and Estimates in the three months ended June 30, 2011 and 2010.  Critical accounting policies and significant estimates made in accordance with them are discussed with our Board of Directors.  Those policies are discussed under “Critical Account Policies and Estimates” included in our “Management Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our annual report on Form 10K for the year ended March 31, 2011.

Liquidity and Capital Resources

At June 30, 2011, we had a cash balance of approximately $541,000, working capital of approximately $565,000 and an accumulated deficit of approximately $8.25 million. As we have experienced losses from operations since our inception in October 2009, we have relied on a series of private placements and convertible debentures to fund our operations.  Most recently, in May 2011, we consummated the issuance and sale of $750,000 in aggregate principal amount of convertible debentures.  The Company paid $90,000, plus warrants, in issuance costs related to these debentures.  The convertible debentures are the senior unsecured obligations of the Company.  The convertible debentures have no stated interest rate.  The debentures are convertible at $0.20 per share, subject to adjustment, and will mature on December 1, 2011 unless earlier exchanged or converted.  In addition, during the quarter ended June 30, 2011, we sold Units consisting of one share of common stock and three warrants exercisable at $0.15, $0.25 and $0.50 per share, respectively.  Gross proceeds from this offering totaled $1,170,000 and were offset by issuance costs of approximately $256,000.

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

There can be no assurance that we will be able to raise sales levels needed to sustain our operations or raise additional funding as may be needed to continue our operations at currently planned levels. If these efforts prove unsuccessful, we could be required to significantly curtail or suspend our operations.

Convertible Notes and Equity

On April 11, 2011 the Company and Octagon Capital Partners, an accredited investor, entered into a securities purchase agreement in which Octagon purchased from the Company a convertible debenture, in the principal amount of $750,000. The debenture bears interest at a rate of 0% per annum and is convertible into shares of the Company's common stock at any time commencing on the date of the debenture at a conversion price of $0.20 per share, subject to adjustment. The debenture is due and payable on December 1, 2011.  In connection therewith, the Company also issued the following warrants to Octagon: 3,750,000 Series A Common Stock Purchase Warrants exercisable at $0.15 per share, 1,875,000 Series B Common Stock Purchase Warrants exercisable at $0.25 per share and 1,875,000 Series C Common Stock Purchase Warrants exercisable at $0.50 per share. Total commissions and fees payable to placement agents in connection with this transaction are $90,000 in cash, 843,750 Series A Common Stock Purchase Warrants exercisable at $0.15 per share and 281,250 Series B Common Stock Purchase Warrants exercisable at $0.25 per share.  Warrants issued in this transaction had a fair value at issuance of $284,121 which was recorded as a debt issuance cost and is being accreted to interest expenses over the term of the debenture.  Upon issuance of the debenture, the Company accounted for the transaction under the guidance of ASC 470-Debt and ASC 815-Derivatives and Hedging.  As the ultimate conversion rates may change due to a ”down-round” provision, the Company bifurcated the conversion option and recorded a derivative liability which is adjusted to market each reporting period.  The relative fair value of the detachable warrants, initially recorded at $527,326, was recorded as a debt discount and is being accreted to interest expense under the effective interest rate method over the term of the debenture, due December 1, 2011.  The derivative liability was initially valued at $222,674 on the date of the transaction and was recorded as a debt discount with the credit to a derivative liability.  The derivative liability was re-measured at fair value of approximately $75,000 as of June 30, 2011 with the change in its fair value of approximately $148,000 recorded in the Company’s condensed consolidated statement of operations.

On May 27, 2011 and June 15, 2011 the Company and approximately twenty accredited investors entered into a securities purchase agreement and completed a closing of a private offering of 5,850,000 shares of the Company’s common stock and three series of warrants to purchase up to 11,700,000 shares of Common Stock, in the aggregate, for aggregate gross proceeds of $1,170,000, $914,100 net of related costs. The Company sold the shares at an initial purchase price of $0.20 per share, which may be adjusted downward, but not to less than $.10 per share, under certain circumstances. In addition to the shares, the Company issued: (i) series A Common Stock purchase warrants to purchase up to 5,850,000 shares of Common Stock at an exercise price of $0.15 per share; (ii) series B Common Stock purchase warrants to purchase up to 2,925,000 shares of Common Stock at an exercise price of $0.25 per share and (iii) series C Common Stock purchase warrants to purchase up to 2,925,000 shares of Common Stock at an exercise price of $0.50 per share.

Garden State Securities, Inc. acted as our exclusive placement agent in connection with the offering and received a selling commission in cash of 10 percent of the aggregate funds raised, with an additional two percent in non-accountable cash expense allowance. In addition, the Company issued to Garden State Securities 1,755,000 common stock purchase warrants equal to 10 percent of (i) the number of shares and (ii) the number of shares of common stock issuable upon exercise of the warrants, with an exercise price of $0.15 per share.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on June 30, 2011:

	Operating Leases	Capital Leases
Year 1	$133,410	$—
Year 2	129,456	—
Year 3	—	—
Year 4	—	—
Year 5	—	—
	$262,866	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,386 and $26,200 for the three month periods ending June 30, 2011 and 2010, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010 (“Termination Date”), of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. Under the provisions of ASC 450, the balance accrued was $156,000 at June 30, 2011 and March 31, 2011, respectively.

Results of Operations

Revenue for the quarter ending June 30, 2011 totaled $485,888 representing a sharp increase over $164,298 for the same period of the preceding year. This increase is due in large part to the prior year’s “start up” phase, with the Company having commenced operations in October 2009. While we do anticipate our sales to continue to increase, this growth rate should not be viewed as sustainable over the long-term. Our revenue model includes both providing “turn-key” infomercial production for others as well as marketing specific products for which we have contractual right to the revenue stream. For the quarter ending June 30, 2011, approximately 25% of our revenue was attributable to infomercial production income, with the balance being generated by specific product sales for which we contracted marketing and distribution rights. Sales to one of our customers, Home Shopping Network, represented 64% and 44% of our total sales for the quarters ending June 30, 2011 and June 30, 2010.  For the first quarter of the prior year, revenues primarily resulted from infomercial production revenue billed. While there can be no assurance, we expect this trend in product mix to continue in the future. Management believes that developing a marketing strategy, producing an infomercial and distributing developed products for which the Company has the licensing rights, will ultimately prove a successful strategy.

Cost of revenues for the first fiscal quarter 2011 and 2010 totaled $454,299 and $365,027, respectively.  These costs include product costs, studio rentals, the hiring of on-screen talent and editing consulting services.  Generally, the Company enters into contracts with customers intending to market their product via television infomercials.  The projects are “costed-out” and quoted in anticipation of reasonable profit to the Company.  However, the Company’s business model does provide for the Company to enter into agreements where the Company will absorb costs associated with the infomercial development in exchange for a negotiated percentage of revenue or gross profits.  If, based on the initial marketing results, it is deemed not economically viable to pursue the project, associated cost is properly charged to cost of revenues.  This practice can, and sometimes does, result in the recognition of costs in excess of related revenues.  For the three months ended June 30, 2010, the Company reported a negative gross profit (gross loss) of $200,730 as compared to a positive gross profit for the three months ended June 30, 2011 of $31,659.  Fluctuation in the gross profit from period to period relates primarily to change in revenue mix from a predominance of infomercial revenue to a blend of direct response and live shopping sales with improved margins and royalty fees.

Selling, general and administrative expenses consist primarily of administrative labor costs, consulting fees, marketing related travel expenses, business development costs and legal and accounting fees. The increase between the periods is primarily attributable to the overall increase in the growth of the Company as reflected in the sales levels. Included in the costs in the current year are certain non-cash expenses including stock based compensation of $76,359 and other equity based compensation to consultants totaling $153,673. While there can be no assurance, the Company anticipates that selling, general and administrative expenses will decline as a percentage of revenues as it continues to increase sales through the implementation of its marketing and growth plans.

During the first quarter of fiscal 2012, we recognized approximately $523,553 in income resulting from the revaluation of the fair value of certain warrants issued to a placement agent which were recorded as a liability. The warrants were converted into common stock in June 2011 and the potential gains and losses from revaluation of these warrants will not reoccur in the future.  In addition during the quarter ending June 30, 2011, we recognized income in the form of a change in a derivative liability of approximately $148,000. It should be noted that absent the revaluation of the warrant and derivative liability, the Company would have had incurred a loss for the quarter of approximately $1,020,000.

Interest expenses related to note payable increased significantly for the quarter ending June 30, 2011 over the previous year.  Interest expense for the quarter ended June 30, 2010 consisted primarily of interest accrued and paid on the Company’s 12% Senior Working Capital Notes which was converted in May 2010.  Interest expenses of $117,072 for the quarter ending June 30, 2011 include accretion of the debt discount on the Octagon Capital debentures of $78,521. The increase in interest expenses to related parties between the periods was due to the accretion of the beneficial conversion feature attributable to the $107,000 note payable to the Company’s CEO.

Subsequent Events

On July 7, 2011, under a consulting agreement related to the Company’s investor relations activities, the Company issued 100,000 shares with a fair value of $11,000 on the contract date.  The fair value of the common stock issued was derived from the closing price of our common stock on the contract commitment date.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our Chief Executive Officer and who serves as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer concluded that as of June 30, 2011, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms a (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2011, the Company issued 100,000 shares under a financial consulting and management agreement with a fair value of $75,000. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date. The securities issued to the Investor were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting transferability absent registration or applicable exemption. The Investor received current information about the Company and had the opportunity to ask questions about the Company.

On April 11, 2011 the Company and Octagon Capital Partners, an accredited investor, entered into a securities purchase agreement Octagon purchased from the Company a convertible debenture, in the principal amount of $750,000. The debenture bears interest at a rate of 0% per annum and is convertible into shares of the Company's common stock at any time commencing on the date of the debenture at a conversion price of $0.20 per share, subject to adjustment. The debenture is due and payable on December 1, 2011. In connection therewith, the Company also issued the following warrants to Octagon: 3,750,000 Series A Common Stock Purchase Warrants, 1,875,000 Series B Common Stock Purchase Warrants and 1,875,000 Series C Common Stock Purchase Warrants. Total commissions and fees payable to placement agents in connection with this transaction are $90,000 in cash, 843,750 Series A Common Stock Purchase Warrants and 281,250 Series B Common Stock Purchase Warrants. During the first fiscal quarter 2012, the Company will record the Octagon Capital Partners transaction, recognizing the relative fair value of the debenture and detachable warrants under the provisions of ASC Topic 470. As the ultimate conversion ratio may change under the terms of convertible debenture, the Company may recognize the intrinsic value of a reduced conversion at a later date. Also, the convertible debenture contains an embedded beneficial conversion feature which, when recognized, will result in a potentially significantly higher interest rate. The securities issued to the Investor were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting transferability absent registration or applicable exemption. The Investor received current information about the Company and had the opportunity to ask questions about the Company.

On April 18, 2011, the Company issued 136,986 shares under a one year infomercial monitoring agreement. The transaction had fair value of $100,000 on the commitment date based on the closing price of our common stock. The securities issued to the Investor were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting transferability absent registration or applicable exemption. The Investor received current information about the Company and had the opportunity to ask questions about the Company.

On June 2, 2011, the Company issued 5,000,000 shares of its Common Stock to the sole member of As Seen On TV, LLC pursuant to an acquisition agreement with As Seen on TV. The shares had a fair value of $500,000 at the contract date. The fair value was derived from the closing price of our common stock on the contract commitment date. The securities issued to the Investor were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting transferability absent registration or applicable exemption. The Investor received current information about the Company and had the opportunity to ask questions about the Company.

On June 15, 2011 the Company and approximately twenty accredited investors entered into a securities purchase agreement and completed a closing of a private offering of 5,850,000 shares of the Company’s common stock and three series of warrants to purchase up to 11,700,000 shares of Common Stock, in the aggregate, for aggregate gross proceeds of $1,170,000. The Company sold the shares at an initial purchase price of $0.20 per share, which may be adjusted downward, but not to less than $.10 per share, under certain circumstances. In addition to the shares, the Company issued: (i) series A Common Stock purchase warrants to purchase up to 5,850,000 shares of Common Stock at an exercise price of $0.15 per share; (ii) series B Common Stock purchase warrants to purchase up to 2,925,000 shares of Common Stock at an exercise price of $0.25 per share and (iii) series C Common Stock purchase warrants to purchase up to 2,925,000 shares of Common Stock at an exercise price of $0.50 per share, The securities were issued to the investors pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and Regulation D, Rule 506 as promulgated thereunder. The investors received current information about the Company and had the opportunity to ask questions about the Company. The securities issued to the investors contain a legend restricting their transferability absent registration or applicable exemption.

Garden State Securities, Inc. acted as our exclusive placement agent in connection with the offering and received a selling commission in cash of 10 percent of the aggregate funds raised, with an additional two percent in non-accountable cash expense allowance. In addition, the Company issued to Garden State Securities 1,755,000 common stock purchase warrants equal to 10 percent of (i) the number of shares and (ii) the number of shares of common stock issuable upon exercise of the warrants, with an exercise price of $0.15 per share.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement dated May 28, 2010 (1)
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment(2)
3.25	Articles of Amendment(4)
3.3	Bylaws(2)
4.1	Form of Series A, B and C Common Stock Purchase Warrant(1)
4.2	Placement Agent Warrant(1)
4.3	Convertible Promissory Note issued to Steve Rogai(1)
10.1	Employment Agreement with Kevin Harrington(1)
10.2	Executive Equity Incentive Plan(3)
10.3	Non Executive Equity Incentive Plan(3)
10.4	Infomercial and Brand License Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data File**

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

(3)

Incorporated by reference to the Company’s Schedule 14C Definitive Information Statement filed on July 8, 2010.

(4)

Incorporated by reference to the Company’s registration statement on Form S-1/A (333-170788) Filed on February 9, 2011.

**

To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2011

H&H Imports, Inc.

By:	/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer
Chief Financial Officer