Form 10-Q/A
period 2011-06-30
H & H Imports, Inc.
filed 2011-08-24
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

AMENDMENT NO. 1

to

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is to amend the cover page to indicate correctly that H&H Imports, Inc. (the “Company”) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934. As of the filing of the Form 10-Q, the Company had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, and the cover page of this Amendment No. 1 therefore indicates that the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement dated May 28, 2010 (1)
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment(2)
3.25	Articles of Amendment(4)
3.3	Bylaws(2)
4.1	Form of Series A, B and C Common Stock Purchase Warrant(1)
4.2	Placement Agent Warrant(1)
4.3	Convertible Promissory Note issued to Steve Rogai(1)
10.1	Employment Agreement with Kevin Harrington(1)
10.2	Executive Equity Incentive Plan(3)
10.3	Non Executive Equity Incentive Plan(3)
10.4	Infomercial and Brand License Agreement *
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act *
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	XBRL Interactive Data File**

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

*

Previously filed.

**

To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2011

H&H Imports, Inc.

By:	/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer
Chief Financial Officer

4