Form 10-Q/A
period 2011-06-30
H & H Imports, Inc.
filed 2011-09-13
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

AMENDMENT NO. 2

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

			☑	Yes	☐	No

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to H & H Imports, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 23, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q (except as provided under Amendment No. 1 to the Form 10-Q). This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q (except as provided under Amendment No. 1 to the Form 10-Q).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement dated May 28, 2010 (1)
3.1	Articles of Incorporation(2)
3.2	Articles of Amendment(2)
3.25	Articles of Amendment(4)
3.3	Bylaws(2)
4.1	Form of Series A, B and C Common Stock Purchase Warrant(1)
4.2	Placement Agent Warrant(1)
4.3	Convertible Promissory Note issued to Steve Rogai(1)
10.1	Employment Agreement with Kevin Harrington(1)
10.2	Executive Equity Incentive Plan(3)
10.3	Non Executive Equity Incentive Plan(3)
10.4	Infomercial and Brand License Agreement**
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act **
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance File *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

———————

*

Filed herewith.

**

Previously filed.

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

Date: September 13, 2011

H&H Imports, Inc.

By:	/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer
Chief Financial Officer

4