Form 10-Q/A
period 2010-09-30
As Seen On TV, Inc.
filed 2011-11-17
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

AMENDMENT No. 2

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of November 14, 2010
Common Stock, $0.0001 Par Value Per Share			202,518,595

EXPLANATORY PARAGRAPH

H&H Imports, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, as originally filed on November 15, 2010 and as amended on May 4, 2011, to correct the accounting treatment previously accorded certain transactions and to restate our condensed consolidated balance sheet at September 30, 2010, our condensed consolidated statements of operations for the three and six month periods ending September 30, 2010 and the period from inception (October 16, 2009) to September 30, 2010, our condensed consolidated statement of stockholders’ equity from inception (October 16, 2009) to September 30, 2010 and our condensed consolidated statements of cash flows for the six month period ending September 30, 2010 and the period from inception (October 16, 2009) to September 30, 2010.

Our Form 10-Q/A filed on May 4, 2011 contained errors and is restated to correct the previous accounting treatment to:

•

Correctly recognize the beneficial conversion feature on a related party loan to the Company and the accretion to related interest expense;

•

To reclassify components of prepaid expenses to separate line items to Deferred offering costs and Investments;

•

To reclassify and report Accrued registration rights penalty separately from Accrued expenses and other current liabilities and Selling general and administrative expenses;

•

To recognize the fair value of warrants issued to the placement agent that are treated as a liability and related change in fair value; and

•

Correct interperiod cost of sales recognition.

•

As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were either not recorded or recorded in the incorrect reporting period.

In addition, certain balance sheet accounts have been reclassified to conform with the restated March 31, 2010 presentation.

Additional information on the effect of the correction in our financial statements as a result of this restatement are contained in Note 3- Restatement, appearing elsewhere in the report.

As a result of these corrections to our financial statements for the three and six months ended September 30, 2010, we are filing this Amendment No. 2 to our Form 10-Q for the periods ending September 30, 2010 to reflect the changes to our financial statements necessitated by these restatements.

The items in this Form 10-Q/A (Amendment No. 2) which are amended and restated as a result of the foregoing are:

Part I. Financial Information

•

Item 1. Financial Statements, including condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of stockholders’ equity, condensed consolidated statements of cash flows and Notes to condensed consolidated financial statements.

•

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•

Item 4. Controls and Procedures

This form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. The remaining Items in this Form 10-Q/A (Amendment No. 2) consist of all other Items originally contained in our Form 10-Q for the period ended September 30, 2010. This filing supersedes in its entirety our original Form 10-Q for the period ended September 30, 2010 filed on November 15, 2010 and Amendment No. 1 filed on May 4, 2011.

H&H IMPORTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) (Restated) and

March 31, 2010

1

Condensed Consolidated Statements of Operations (Unaudited) (Restated) for the three and six month periods ending September 30, 2010 and the period from inception (October 16, 2009) to

September 30, 2010

2

Condensed Consolidated Statement of Stockholders' Equity/(Deficit) (Unaudited) (Restated)

for the period from inception (October 16, 2009) to September 30, 2010

3

Condensed Consolidated Statements of Cash Flows (Unaudited) (Restated) for the six month period ending September 30, 2010 and for the period from inception (October 16, 2009 to September 30, 2010

4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Restated)

5

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

21

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

26

Item 4.

Controls And Procedures

26

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

28

Item 1A.

Risk Factors

28

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

28

Item 3.

Defaults Upon Senior Securities

29

Item 4.

(Removed And Reserved)

29

Item 5.

Other Information

29

Item 6.

Exhibits

29

Signatures

30

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
	(Unaudited)
	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$198,063	$74,991
Accounts receivable, net	87,806	5,830
Related party receivables	149,061	140,961
Inventories	49,685	46,188
Deferred production costs	110,247	—
Deferred offering costs	20,000	—
Prepaid expenses and other current assets	235,552	65,170
Total current assets	850,414	333,140

Investments, at cost	240,000	90,000

Property, plant and equipment, net	72,300	29,685

Total Assets	$1,162,714	$452,825
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$143,196	$66,441
Notes payable officer	17,562	107,513
Deferred revenue	197,187	86,450
Accrued interest related parties	4,494	2,321
Accrued registration rights penalty	75,000	—
Accrued expenses and other current liabilities	97,361	61,050
Notes Payable – Current Portion	27,293	737,500
Warrant liability	339,557	—
Total current liabilities	901,650	1,061,275

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively.	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; 198,362,345 and 158,187,510 issued and outstanding at September 30, 2010 and March 31, 2010, respectively.	19,836	15,819
Additional paid-in capital	1,398,874	293,556
Deficit accumulated during development stage	(1,157,646)	(917,825)
Total stockholders' equity (deficit)	261,064	(608,450)

Total liabilities and stockholders' equity (deficit)	$1,162,714	$452,825

See accompanying notes to condensed consolidated financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010	Period From Inception (October 16, 2009) to September 30, 2010
	(Restated)	(Restated)	(Restated)
Revenues	$292,933	$457,231	$820,720
Cost of revenues	216,247	581,274	931,797
Gross profit (loss)	76,686	(124,043)	(111,077)

Operating expenses:
Selling, general and administrative expenses	1,245,719	1,829,233	2,335,691
Loss from operations	(1,169,033)	(1,953,276)	(2,446,768)

Other (income) expense:
Warrant revaluation income	(1,840,941)	(1,843,175)	(1,843,175)
Registration rights penalty	75,000	75,000	75,000
Interest income - related party	(4,050)	(8,100)	(14,061)
Other income	(5,793)	(27,692)	(38,639)
Interest expenses - notes payable	2,710	65,806	504,724
Interest expense - related party	9,887	24,706	27,029
	(1,763,187)	(1,713,455)	(1,289,122)

Income (loss) before income taxes	594,154	(239,821)	(1,157,646)

Provision for income taxes	—	—	—

Net income (loss)	$594,154	$(239,821)	$(1,157,646)

Income (loss) per common share:
Basic and diluted	$0.00	$0.00	$0.00

Weighted-average numbers of common shares outstanding:
Basic	197,559,084	188,446,341	173,480,932
Diluted	218,244,235	188,446,341	173,480,932

See accompanying notes to condensed consolidated financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 16, 2009) THROUGH SEPTEMBER 30, 2010

(UNAUDITED) (Restated)

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount
Balance October 16, 2009	—	$—	$—	$—	$—

Initial founder shares	152,000,010	15,200	(15,200)	—	—

Shares issued in connection with senior working capital notes	6,187,500	619	308,756	—	309,375

Net loss	—	—	—	(917,825)	(917,825)

Balance March 31, 2010	158,187,510	15,819	293,556	(917,825)	(608,450)

Reverse recapitalization transaction	2,867,490	286	(320,286)	—	(320,000)

Common stock issued towards settlement of notes payable	10,307,345	1,031	686,469	—	687,500

Common stock issued for services	1,000,000	100	179,900	—	180,000

Common stock issued in Private Placement, net of offering costs of $332,186	26,000,000	2,600	2,265,214	—	2,267,814

Warrants issued in Units Offering	—	—	(2,182,732)	—	(2,182,732)

Beneficial conversion feature on related party loan	—	—	107,000	—	107,000

Share based compensation	—	—	369,753	—	369,753

Net loss	—	—	—	(239,821)	(239,821)

Balance September 30, 2010	198,362,345	$19, 836	$1,398,874	$(1,157,646)	$261,064

See accompanying notes to condensed consolidated financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30, 2010	Period From Inception (October 16, 2009) to September 30, 2010
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(239,821)	$(1,157,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	6,345	7,544
Amortization of discount on convertible debt	—	309,375
Amortization of deferred financing costs	—	105,750
Share-based compensation	369,753	369,753
Interest accretion in related party note payable	17,562	17,562
Shares issued for consulting services	65,000	65,000
Change in fair value of warrants	(1,843,175)	(1,843,175)
Accrued interest income – related party	(8,100)	(14,061)
Accrued registration rights penalty	75,000	75,000
Accrued interest-related party	2,173	4,494
Changes in operating assets and liabilities:
Accounts receivable	(81,976)	(87,806)
Inventories	(3,496)	(49,684)
Deferred production costs	(110,247)	(110,247)
Prepaid expenses and other current assets	(47,250)	(112,420)
Accounts payable	77,460	143, 901
Deferred revenue	110,737	197,187
Accrued expenses and other current liabilities	36,312	97,362
Net cash used in operating activities	(1,573,723)	(1,982,111)
Cash flows from investing activities:
Investments	(150,000)	(240,000)
Reverse recapitalization transaction	(320,000)	(320,000)
Advance to related party	—	(135,000)
Additions to property, plant and equipment	(48,961)	(79,845)
Net cash used in investing activities	(518,961)	(774,845)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	687,500
Costs associated with convertible debt	—	(105,750)
Proceeds of notes payable	27,293	77,293
Repayment of notes payable	(58,838)	(58,838)
Deferred offering costs	(20,000)	(20,000)
Proceeds (repayments) of loans from related parties	(513)	107,000
Proceeds from private placement of common stock	2,600,000	2,600,000
Costs associated with private placement	(332,186)	(332,186)
Net cash provided by financing activities	2,215,756	2,955,019
Net cash increase in cash and cash equivalents	123,072	198,063
Cash and cash equivalents - beginning of period	74,991	—
Cash and cash equivalents - end of period	$198,063	$198,063
Supplemental disclosures of cash flow information
Interest paid in cash	$90,674	$90,674
Taxes paid in cash	—	—
Common shares issued towards settlement of notes payable	$687,500	$687,500
Warrant liability	$2,182,732	$2,182,732

See accompanying notes to condensed consolidated financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Restated)

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

Note 2. Basis of Presentation

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of March 31, 2010 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three and six months ended September 30, 2010 are not necessarily indicative of the results of operations or cash flows to be expected for any future period or for the year ending March 31, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended March 31, 2010. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

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

All inter-company account balances and transactions have been eliminated in consolidation

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

Note 3. Restatement

For the quarter ended September 30, 2010, the Company has restated its Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Stockholders’ Equity (Deficit) to correct provisions for certain accounting matters as follows:

•

Correctly recognize the beneficial conversion feature on a related party loan to the Company and the accretion to related interest expense;

•

To reclassify components of prepaid expenses to separate line items to Deferred offering costs and Investments;

•

To reclassify and report Accrued registration rights penalty separately from Accrued expenses and other current liabilities and Selling general and administrative expenses;

•

To recognize the fair value of warrants issued to the placement agent that are treated as a liability and related change in fair vale; and

•

Correct interperiod cost of sales recognition.

•

As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were either not recorded or recorded in the incorrect reporting period.

In addition, certain balance sheet accounts have been reclassified to conform with the restated March 31, 2010 presentation. A summary of the restatement at September 30, 2010 is as follows:

Balance Sheet Data	As Previously Recorded	Adjustment	As Restated

Deferred offering costs	$—	$20,000	$20,000
Prepaid expenses and other current assets	$495,552	$(260,000)	$235,552
Total current assets	$1,090,414	$(240,000)	$850,414
Investments	$—	$240,000	$240,000
Notes payable to officer	$107,000	$(89,438)	$17,562
Accrued registration rights penalty	$—	$75,000	$75,000
Accrued expenses and other current liabilities	$162,451	$(65,090)	$97,361
Warrant liability	$—	$339,557	$339,557
Total current liabilities	$641,621	$260,029	$901,650
Additional paid-in capital	$3,531,673	$(2,132,800)	$1,398,873
Deficit accumulated during development stage	$(3,030,417)	$1,872,771	$(1,157,646)
Total stockholders’ equity (deficit)	$521,093	$(260,029)	$261,064

Statement of Operations Data Three Months Ended September 30, 2010	As Previously Recorded	Adjustment	As Restated

Cost of revenues	$271,989	$(55,742)	$216,247
Gross profit (loss)	$20,944	$55,742	$76,686
Selling, general and administrative expenses	$1,367,877	$(122,158)	$1,245,719
Loss from operations	$(1,346,933)	$177,900	$(1,169,033)
Warrant revaluation income	$—	$(1,840,941)	$(1,840,941)
Registration rights penalty	$—	$75,000	$75,000
Interest expense-related party	$3,294	$6,593	$9,887
Income (loss) before income taxes	$(1,343,094)	$1,937,248	$594,154
Net loss	$(1,343,094)	$1,937,248	$594,154

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

	As Previously Recorded
Statement of Operations Data Six Months Ended September 30, 2010		Adjustment	As Restated

Selling, general and administrative expenses	$1,951,391	$(122,158)	$1,829,233
Loss from operations	$(2,075,434)	$122,158	$(1,953,276)
Warrant revaluation income	$—	$(1,843,175)	$(1,843,175)
Registration rights penalty	$—	$75,000	$75,000
Interest expense-related party	$7,144	$17,562	$24,706
Loss before income taxes	$(2,112,592)	$1,872,771	$(239,821)
Net loss	$(2,112,592)	$1,872,771	$(239,821)

	As Previously Recorded
Statement of Cash Flows Data:		Adjustment	As Restated

Net loss	$(2,112,592)	$1,872,771	$(239,821)
Share-based compensation	$426,820	$(57,067)	$369,753
Interest accretion on related party note	$—	$17,562	$17,562
Shares issued for consulting services	$180,000	$(115,000)	$65,000
Change in fair value of warrants	$—	$(1,843,175)	$(1,843,175)
Accrued registration rights penalty	$—	$75,000	$75,000
Changes in accounts receivable	$(31,976)	$(50,000)	$(81,976)
Changes in prepaid expenses and other current assets	$(340,383)	$293,133	$(47,250)
Changes in accounts payable	$76,755	$705	$77,460
Changes in deferred revenue	$60,737	$50,000	$110,737
Changes in accrued expenses and other current liabilities	$101,402	$(65,090)	$36,312
Net cash used in operating activities	$(1,744,463)	$170,740	$(1,573,723)
Net cash used in investing activities	$(368,961)	$(150,000)	$(518,961)
Net cash provided by financing activities	$2,236,496	$(20,740)	$2,215,756

Note 4. Liquidity, Going Concern and Significant Accounting Policies

Liquidity

As of September 30, 2010, we had approximately $198,000 in cash and cash equivalents. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through September 30, 2010. At September 30, 2010, we had an accumulated deficit of approximately $1.16 million.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing and possible funding through strategic partnerships.

•

Curtailing operations where feasible to conserve cash through deferring certain costs of our marketing activities until our cash flow improves and we can recommence these activities with appropriate funding.

•

Investigating and pursuing transactions including mergers, and other business combinations and relationships deemed by the board of directors to present attractive opportunities to enhance stockholder value.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Production costs associated with a given project are deferred until the related revenues are earned and recognized. As of September 30, 2010 and March 31, 2010 we had recognized deferred revenue of $197,187 and $86,450 and deferred production costs of $110,247 and $0, respectively.

Investments

We carry our investments at September 30, 2010 and March 31, 2010, at our direct cash cost. The amounts paid were determined by contract provision on the contract commitment date. Due to our percentage ownership of 10% and lack of significant influence, the investments made by the Company are not accounted for under the consolidation or equity methods of accounting. These investments are accounted for under the cost method as provided under ASC 325-Investments-Other. Under this method, the Company’s share of the earnings or losses of each investee company are not included in our Condensed Consolidated Statement of Operations. However, impairment charges, if any, are recognized in the Condensed Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

In fiscal 2010, the Company invested $90,000 for a 25% equity position in an entity specifically established to manufacture, market and distribute an exercise invention called the Body Jac.  The investment was accounted for under the equity method, whose results from operations were not material.

During fiscal 2011, the Company invested $150,000 in the Military Shopping Channel, LLC. The agreement, as amended, provided for the Company to hold a 10% interest in a web-based distribution outlet targeting active military personnel, their dependents and retired military personnel. We expect operations to commence in our third fiscal quarter.

Receivables

Accounts receivable consists of amounts due from the sale of our infomercial development services to our customers and amounts due under marketed product sales.  Accounts receivables totaled $87,806 and $5,830 at September 30, 2010 and March 31, 2010, respectively. We recognized no allowance for doubtful accounts at September 30, 2010 and March 31, 2010, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Inventories totaled $49,685 and $46,188 at September 30, 2010 and March 31, 2010, respectively. As we do not internally manufacture any of our products, we do not maintain raw materials or work-in-process inventories.

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

Depreciation expense totaled $3,889 and $6,345 for the three month and six month periods ending September 30, 2010, respectively, and $7,544 from inception through September 30, 2010.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three months and six months ended September 30, 2010. All potentially dilutive common shares were anti-dilutive for the six month period ending September 31, 2010.

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010

Net income (loss)	$594,154	$(239,821)

Weighted –average number of common shares Outstanding - basic	197,559,084	188,446,341

Incremented shares from the assumed exercise of dilutive securities:
Stock options	13,644,742	—
Convertible Note	898,454	—
Dilutive warrants	6,141,955	—
Weighted –average number of common shares Outstanding - dilutive	218,244,235	188,446,341
Net earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following securities were not included in the computation of diluted net earnings per share as their effect would be anti-dilutive:

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010

Stock options	—	22,000,000
Convertible note	—	1,426,667
Warrants	57,200,000	85,800,000
	57,200,000	109,226,667

As a result of the restatement of our financial statements for the three month and six month periods ending September 30, 2010, net income (loss) per share both basic and diluted changed from a loss of $0.01 per share to $0.00 per share, respectively.

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

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at September 30, 2010 or March 31, 2010, respectively.

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

The fiscal year ended March 31, 2010 is considered an open tax year in U.S. Federal and State jurisdictions. We currently do not have any audit investigations in any jurisdictions.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $87,806 at September 30, 2010. The Company has one major customer, Home Shopping Network, which represented 9% and 46%  of our receivables at September 30, 2010 and  March 31, 2010, respectively.  Sales to Home Shopping Network totaled $49,864 or 17% and $121,686 or 27% of total sales for the three month and six month periods ending September 30, 2010, respectively.  Credit is extended to

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on September 30, 2010 and  March 31, 2010, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued to a placement agent in connection with an offering completed during the fiscal year 2011 are accounted for as derivatives. See Note 8, Warrant Liability and Note 9, Notes Payable, for additional discussion.

New Accounting Standards

There were various accounting standards and interpretations issued recently, none of which had or are expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. Certain of the disclosure

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

requirements will become effective for us on April 1, 2011. As ASU No. 2010-6 only requires enhanced disclosures, the adoption of ASU No. 2010-6 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows or materially expand our financial statement footnote disclosures.

Note 5. Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	September 30, 2010	March 31, 2010

Prepaid expenses	$193,132	$2,750
Deposits	12,420	12,420
Deposit- recapitalization transaction	30,000	50,000
	$235,552	$65,170

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2010	March 31, 2010

Accrued professional fees	$56,600	$28,300
Accrued interest	—	21,819
Accrued rents	34,761	—
Accrued other	6,000	10,931
	$97,361	$61,050

Note 7. Private Placements

From April 2010 through July 2010, we sold Units containing common stock and warrants raising gross proceeds of $2,600,000 (net proceeds of $2,267,814 after offering related costs of $332,186), to 64 accredited investors (the “2010 Private Placement”). We secured $2,495,000 prior to June 30, 2010 and $105,000 in July 2010. The selling price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the 2010 Private Placement we issued 26,000,000 shares of common stock and warrants exercisable to purchase 78,000,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

Under the terms of the 2010 Private Placement the Company provided that it would use its best reasonable effort to cause a registration statement to become effective within 180 days of the termination date of the offering. If we fail to comply with the registration rights provision we will be obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers.  The maximum amount of penalty to which the Company may be subject is $156,000. As of September 30, 2010, we had accrued an estimated registration penalty payable of $75,000.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain cashless exercise and anti-dilution provisions.  (See Note 8. Warrant Liability)

Warrants issued to Forge Financial Group, Inc as placement agent to our April 2010 through July 2010 Unit offering contained an exercise price reset provision (or “down-round” provision). The Company accounts for these warrants as a liability equal to their fair value on each reporting date. All other warrants issued in connection with the Company’s private placements do not contain a down-round provision and were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. These transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

Note 8. Warrant Liability

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

The assumptions used in the valuation of the warrants were as follows:

	September 30, 2010	Initial Valuation
Number of shares underlying the warrants	10,400,000	10,400,000
Exercise price	$0.10 - $0.50	$0.10 - $0.50
Volatility	79%	79%
Risk-free interest rate	.64%	1.51%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	2.58-2.83	3.00

The Company recognized these warrants as a liability equal to their fair value on each reporting date. As a result of the re-measurement of the warrant liability at September 30, 2010, we recorded other income associated with the re-measurement of $1,840,941and $1,843,175 for the three month and six month period ending September 30, 2010, respectively.

No other warrants issued by the Company contain down-round provisions.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the six months ended September 30, 2010 for all financial liabilities categorized as Level 3 as of September 30, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of April 1, 2010	$—
Initial measurments of warrants	2,182,732
Decrease in fair value of warrants	(1,843,175)
Balance as of September 30, 2010	$339,557

Note 9. Related Party Transactions

The current officers and directors of the Company own or beneficially control approximately 121,980,000 common shares representing approximately a 62% ownership interest at September 30, 2010.  Accordingly, they are in a position to control the election of all new directors and dissolve, merge or sell our assets or otherwise direct our affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation takeover or other business combination involving the Company, which in turn could depress the market price of our common stock.

Our Chief Executive Officer has loaned the Company funds in the past to meet short-term working capital needs. These loans totaled $107,000, with related accrued interest of $4,494 and $2,321 at September 30, 2010 and March 31, 2010, respectively. The loans were unsecured and bear interest at 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note is convertible into common shares of the Company at $0.075 per share and bears interest at 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470. Accordingly, a beneficial conversion feature of $107,000 was recognized and will be accreted to interest expense over the initial one year term of the note.  The accreted note payable to officer balance totaled $17,562 and $107,513 at September 30, 2010 and March 31, 2010, respectively.

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

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

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

Due to the default status of the Notes for failure to make timely interest payments, during the first fiscal quarter 2011, the Company entered into a series of Amendment and Exchange Agreements, modifying the terms and conditions of their 12% Senior Working Capital Notes and Revenue Participation Agreements, which totaled $687,500.

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

In March 2010, the Company borrowed $50,000 under a note agreement. The note was due on or before the earlier of (a) the initial closing of the Company’s then pending 2010 Private Placement or (b) August 30, 2010, the maturity date. The note provided that in the event there was no closing of the 2010 Private Placement prior to the maturity date, the note holder will forgive $25,000 and the related accrued interest. The note carried an interest rate of 12% per annum and could be prepaid at any time; however, in the event of a prepayment, the company was obligated to pay interest through the maturity date. The lender in this transaction was an officer of the placement agent in the Company’s 2010 Private Placement. In May 2010, upon completion of the 2010 Private Placement, the note and related accrued interest were paid-in full.

Note 11. Commitments

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

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

The following is a schedule by year of future minimum rental payments required under our lease agreement on September 30, 2010:

	Operating Leases	Capital Leases
Year 1	$90,000	—
Year 2	168,138	—
Year 3	80,910	—
Year 4	—	—
Year 5	—	—
	$339,048	—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,386 and $57,586 for the three month and six month periods ending September 30, 2010, respectively and $88,900 from inception through September 30, 2010.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010 (“Termination Date”), of the offering. If we fail to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000.  Under the provisions of ASC 450, we recognized an accrued liability related to the penalty provision of $75,000 at September 30, 2010.

Note 12. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been designated, issued or were outstanding at September 30, 2010 and March 31, 2010, respectively.

Common Stock

At September 30, 2010 we are authorized to issue up to 400,000,000 shares of common stock, $.0001 par value per share.

At September 30, 2010 and March 31, 2010, the Company had 198,362,345 and 158,187,510 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

All share and per share information contained in this report gives retroactive effect to a 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and the reverse recapitalization transaction completed in May 2010.

Share Issuances

Common Stock and Warrants

From April 2010 through July 2010, we sold Units containing common stock and warrants raising gross proceeds of $2,600,000 (net proceeds of $2,267,814 after offering related costs of $332,186), to 64 accredited investors (the “2010 Private Placement”). We secured $2,495,000 prior to June 30, 2010 and $105,000 in July 2010. The selling

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

price was $0.10 per Unit; each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the 2010 Private Placement we issued 26,000,000 shares of common stock and warrants exercisable to purchase 78,000,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

Under the terms of the 2010 Private Placement the Company provided that it would use its best reasonable effort to cause a registration statement to become effective within 180 days of the termination date of the offering. We have failed to comply with the registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers.  The maximum amount of penalty to which the Company may be subject is $156,000. Under the provisions of ASC 450, we recognized an accrued liability related to the penalty provision of $75,000 at September 30, 2010.

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain cashless exercise and anti-dilution provisions.  (See Note 8. Warrant Liability)

Warrants issued to Forge Financial Group, Inc as placement agent to our April 2010 through July 2010 Unit offering contained an exercise price reset provision (or “down-round” provision). The Company accounts for these warrants as a liability equal to their fair value on each reporting data. All other warrants issued in connection with the Company’s private placements do not contain a down-round provision and were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. These transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “Plans”) and granted 12,000,000 options and 9,000,000 options, respectively, under TV Goods stock option plans and such options were exchanged for Company options under the Merger Agreement.

In May 2010, our Board of Directors granted 12,000,000 options under the Executive Equity Incentive Plan, exercisable at $0.075 per share to two officers and directors of the Company. The shares vest over eighteen months from grant and are exercisable for five (5) years from grant date (May 26, 2010). At September 30, 2010, there were no options available for future issuance under the Executive Equity Incentive Plan.

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

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

Information related to options granted under both our option plans at September 30, 2010 and activity for the six months then ended is as follows:

Dividend yield	0%
Expected volatility	79%
Risk free interest rate	2.08%
Estimated holding period (years)	5

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2010	—	$—	—	—
Granted	22,000,000	0.075	5	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2010	22,000,000	$0.075	4.7	$1,870,000
Exercisable at September 30, 2010	—	$—	—	$—

No tax benefits are attributable to our share based compensation expense recorded in the accompanying condensed financial statements because we are in a net operation loss position and a full valuation allowance is maintained for all net deferred tax assets. For non-qualified stock options, the amount of the tax deductions is generally the excess of the fair market value of our shares of common stock over the exercise price of the stock options at the date of exercise.

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

Note 13. Subsequent Events

In October and November, 2010, we sold units containing common stock and warrants raising gross proceeds of $362,500 (net proceeds of $346,250 after offering related costs of $16,250) to 4 accredited investors. The selling price was $0.10 per Unit; each Unit consisted of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $0.50 per share. In connection with the offering, we issued 3,625,000 shares of common stock and warrants exercisable to purchase 10,875,000 shares of common stock. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. In the event there is no effective registration covering these warrants, the holders will

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED) (Restated)

have a cashless exercise right. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

Warrants issued to investors in connection with the Company’s 2010 October and November Private Placements were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

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

The Sleek agreement provides for an initial term through April 22, 2015 (the “Initial Term”), unless earlier terminated as provided therein. Subject to certain conditions in the Sleek Agreement, upon expiration of the Initial Term, the Company shall have the option to renew the Sleek Agreement for an additional five (5) year period.

Under the terms of the Sleek Agreement, the Company and Sleek shall share equally in the net profits received by the Company from the sale of the Products by the Company.

On October 19, 2010, pursuant to the terms of the Sleek Agreement, the Company contracted to purchase 6.6312 limited liability company membership interests (the “Membership Interests”) representing percent (5%) of the outstanding Membership Interests of Sleek after giving effect to the transaction. The purchase price for the Membership Interests was $500,000.  The $500,000 is intended to be used for Product tooling and working capital.

On October 15, 2010 the Company entered into an agreement to sell 7,500,000 Units to an accredited investor, Curtis J. Jackson, III, each Unit consisting of: (i) one Share of Common Stock; (ii) one Series A Warrant to purchase one share of Common Stock exercisable at $0.15 per share; (iii) one Series B Warrant to purchase one share of Common Stock exercisable to $0.25 per share; and (iv) one Series C Warrant to purchase one share of Common Stock exercisable at $0.50 per share (the Series A Warrant, Series B Warrant and Series C Warrants, collectively the “Warrants”) at a price per unit of $0.10. The Company received gross proceeds of $750,000 from the sale of the Units. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The Series B Warrant  may not exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The Company did not pay any commissions or finder fees in connection with the offering. The Company intends to use the proceeds from the sale of Units to develop and market the Sleek Products, for working capital and its acquisition of five (5) percent of the Sleek Membership Interests. The remainder of the proceeds are intended be used for general working capital.

In November 2010, under a consulting agreement related to the Company’s investor relations activities, the Company issued 100,000 shares with a fair value of $15,000 on the contract date. In addition, in November, 2010, the Company issued 150,000 shares under a financial advisory consulting agreement with a fair value on the contract date of $28,500.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

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

As of September 30, 2010, we had total assets of $1,162,714 and cash on-hand of $198,063, a working capital deficit of $51,236 and an accumulated deficit of $1,157,646.

Primarily all of our operations are conducted through TV Goods. TV Goods holds an interest in the following wholly owned subsidiaries;

-

TV Goods, Inc., a Florida corporation, (“TVG”) which was organized and in operations since October 2009, and

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimated and judgments in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove to be inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include revenue recognition and share based compensation and fair value calculations. We also have other key accounting policies that are less subjective and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimated and judgments involved.

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

Liquidity and Capital Resources

At September 30, 2010, we had a cash balance of approximately $198,000, a working capital deficit of approximately $51,000 and a deficit accumulated during development stage of approximately $1.16 million. This increase in both the cash balances and sharp reduction in working capital deficit, as compared to March 31, 2010, was due to the conversion of $687,500 in convertible notes payable into common stock in May 2010 and the completion of a Private Placement in July 2010 with net proceeds to the Company of approximately, $2,268,000. However, since inception, we have continued to incur operational losses.

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

•

Investigating and pursuing transactions including mergers, acquisitions, and other business combinations and relationships deemed by the board of directors to present attractive opportunities to enhance shareholder value.

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

2010 Private Placement

In July 2010, we completed a Private Placement of Units containing common stock and warrants raising gross proceeds of $2,600,000 and net proceeds of approximately $2,268,000 after offering related costs of approximately $332,000. In connection with the Unit offering, the Company issued 26,000,000 Units.  Each Unit consists of: (1) one share of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $0.15 per share; (3) one series B Warrant to purchase one share of common stock exercisable at $0.25 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $0.50 per share. The Warrants expire three (3) years from the date of issuance and are redeemable by the Company at $0.01 per share, subject to certain conditions. The Series B Warrant may not be exercised until after the Series A Warrant has been exercised in full and the Series C Warrant may not be exercised until after the Series B Warrant has been exercised in full. The selling price of the Units was $0.10 per Unit.

Other than the exercise price and call provisions of each series of Warrant, all other terms and conditions of the warrants are the same.

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain cashless exercise and anti-dilution provisions (See Note 8. Warrant Liability).

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on September 30, 2010:

	Operating Leases	Capital Leases
Year 1	$90,000	—
Year 2	168,138	—
Year 3	80,910	—
Year 4	—	—
Year 5	—	—
	$339,048	—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,386 and $57,586 for the three month and six month periods ending September 30, 2010, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010 (“Termination Date”), of the offering. If we fail to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000.  Under the provisions of ASC 450, we recognized an accrued liability related to the penalty provision of $75,000 at September 30, 2010.

Results of Operations

The condensed consolidated financial statements as of September 30, 2010 and for the three and six months then ended have been restated for the correction of errors.  See Note 3 to the condensed consolidated financial statements.

TV Goods was formed and commenced operations on October 16, 2009 as a development stage company. Revenues for the three months and six months ended September 30, 2010 totaled $292,933 and $457,231, respectively and consisted primarily of fees charged for the shooting and editing of infomercials for our clients. Cost of revenues, which totaled $216,247 and $581,274, respectively for the corresponding periods, represented costs incurred by the Company directly related to the infomercials developed. These costs included studio rentals, the hiring of on-screen talent and editing consulting services. No significant revenue or costs of goods sold were generated or incurred from the sale of products during the three and six month periods ended September 30, 2010. Operating expenses, consisted of general and administrative expenses, were incurred primarily in our Clearwater Florida facilities. As the Company commenced operations in October 2009, there are no comparative revenue or cost of revenues figures for the comparable periods of the preceding year.

Selling, general and administrative expenses totaled $1,245,719 and $1,829,233 for the three months and six months ended September 30, 2010, respectively.  Included in these amounts are costs associated with the Company’s equity compensation  plans and grants made in May, 2010.  The costs of these grants are recognized over their respective vesting periods and totaled $280,503 and $369,753 for the three month and six month periods ended September 30, 2010, respectively.  Due to the vesting schedule of the grants, with 50% vesting after the first six months, 25% vesting after one year and 25% vesting after 18 months of service, much of the cost being recognized by the Company is “front-loaded” relative to the total costs of the options granted.

Also included are administrative labor costs of approximately $272,300 and $520,000 for the three months and six months ended September 30, 2010. While we do expect administrative salaries to increase, due to our development stage, we anticipate they will decrease as a percentage of revenues over time.

Selling, general and administrative costs for the six months ended September 30, 2010 also included $145,400 in consulting costs associated with our investor relations and public relations efforts. Of this amount, $65,000 represents the fair value of common shares issued for services during the period. These costs, while expected to be reduced as a percentage of revenues, are anticipated to continue in the future as the Company continues its efforts to expand its exposure and penetration into the Direct Response market.

Warrant revaluation income of $1,840,941 and $1,843,175 for the three months and six months ended September 30, 2010, represents the non-cash income recognized when re-measuring the fair value of the warrant liability recognized on placement agent warrants issued in connection with our 2010 Private Placements. It should be noted that absent these revaluations, the Company would have recognized losses of $1,246,787 and $2,082,996 for the three month and six month periods ending September 30, 2010, respecitvely. Further, the fair value of the warrant liability recognized each reporting period varies mainly due to fluctuations in our stock price. Accordingly, if our stock price were to increase in the future, for which there is no assurance, the fair value of the warrant liability would increase, requiring the Company to recognize a non-cash expense for the increase in fair value.

Interest expense – notes payable for the three month and six month periods ending September 30, 2010 totaled $2,710 and $65,806, respectively, and was primarily attributable to the Senior Working Capital Notes issued by the Company between November 2009 and February 2010. Included in the total interest expense figures was a component attributable to a provision of the Senior Working Capital Notes which required the payment of interest, in cash, through December 31, 2010, the maturity date, upon conversion of the Notes, regardless of the date the Notes were converted into common shares. Completion of the Company’s reverse recapitalization transaction in May 2010 triggered mandatory conversion of the Notes and payment of the related accrued interest through December 31, 2010.

Interest expense-related party totaled $9,887 and $24,706 for the three months and six months ended September 30, 2010. This interest represents accretion of the beneficial conversion feature attributable to the $107,000 note payable to the Company’s CEO and interest paid in cash at 12% per annum.

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

Based on this evaluation, our Chief Executive Officer concluded that as of September 30, 2010, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a Merger Agreement effective May 28, 2010 (the “Merger Agreement”) and in exchange for all of the outstanding shares of TV Goods Holding Corporation (“TV Goods”) common stock, effective May 28, 2010 (the “Closing Date”) holders of TV Goods common stock received 182,487,500 shares of the Company representing approximately 98.8% of the outstanding shares of the Company. The 108 TV Goods security holders also received warrants exercisable to purchase an additional 72,000,000 shares of the Company common stock in exchange for TV Goods warrants. The TV Good warrants are described below. In addition, 2,400,000 warrants were issued to Forge Financial Group, Inc. and its assignees (the “Placement Agent Warrants”) which are also described below. Options to purchase 21,000,000 shares of common stock were also issued to 8 TV Goods employees pursuant to TV Goods stock option plans. The options are exercisable at $0.075 per share. The shares of common stock issued pursuant to the Merger Agreement contain the same rights, terms and preferences as the Company's currently issued and outstanding shares of common stock.

TV Goods completed a private placement (“TV Goods Private Placement”) and sold 24,000,000 Units or $2,400,000, each Unit consisting of: (i) one Share of Common Stock (the “TV Goods Offering Shares”); (ii) one Series A Warrant to purchase one share of Common Stock exercisable at $0.15 per share; (iii) one Series B Warrant to purchase one share of Common Stock exercisable at $0.25 per share; and (iv) one Series C Warrant to purchase one share of Common Stock exercisable at $0.50 per share (the Series A Warrant, Series B Warrant and Series C Warrants, collectively the “TV Goods Offering Warrants”) at a price per Unit of $0.10; and in addition, TV Goods Holdings issued Placement Agent Warrants, to purchase at $0.10 per Unit, a number of Units equal to 10% of the Units sold under the TV Goods Holding Private Placement (the TV Goods Holding Offering Shares, TV Goods Holding Offering Warrants and TV Goods Placement Agent Warrants, together referred to as the “TV Goods Private Placement Securities”). The TV Goods Private Placement Securities were exchanged for Company securities pursuant to the Merger Agreement. Warrants issued to investors in connection with the Company’s 2010 Private Placements were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

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

Warrants issued to investors in connection with the Company’s 2010 Private Placements were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

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

Date: November 15, 2011

H&H Imports, Inc.

By:	/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer