Form 10-Q/A
period 2010-12-31
As Seen On TV, Inc.
filed 2011-11-17
CIK 1432967

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of February 14, 2011
Common Stock, $0.0001 Par Value Per Share			217,667,481

EXPLANATORY PARAGRAPH

H&H Imports, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2010, as originally filed on February 14, 2010 and as amended on May 5, 2011, to correct the accounting treatment previously accorded certain transactions and to restate our condensed consolidated balance sheet at December 31, 2010, our condensed consolidated statements of operations for the three and nine month periods ending December 31, 2010 and the period from inception (October 16, 2009) to December 31, 2010, our condensed consolidated statement of stockholders’ equity (deficit) from inception (October 16, 2009) to December 31, 2010 and our condensed consolidated statements of cash flows for the nine month period ending December 31, 2010 and the period from inception (October 16, 2009) to December 31, 2010.

Our Form 10-Q/A filed on May 5, 2011 contained errors and is restated to correct the previous accounting treatment to:

•

To reclassify Deferred revenue recognized with a corresponding adjustment to Accounts receivable;

•

To reclassify a component of Prepaid expenses and other current assets to Investments and report Accrued registration penalty separately from Accrued expenses and other current liabilities;

•

Correctly recognize the beneficial conversion feature on a related party loan to the Company and the accretion to related interest expense;

•

Correct accounting treatment for certain professional fees initially recognized as cost of capital; and

•

To recognize the fair value of warrants issued to the placement agent that are treated as a liability and related change in fair value.

•

As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were either not recorded or were reclassified.

In addition, certain balance sheet accounts have been reclassified to conform with the restated March 31, 2010 presentation.

Additional information on the effect of the correction in our financial statements as a result of this restatement are contained in Note 3- Restatement, appearing elsewhere in the report.

As a result of these corrections to our financial statements for the three months and nine months ended December 31, 2010, we are filing this Amendment No. 2 to our Form 10-Q for the periods ending December 31, 2010 to reflect the changes to our financial statements necessitated by these restatements.

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

•

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•

Item 4. Controls and Procedures

This form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. The remaining Items in this Form 10-Q/A (Amendment No. 2) consist of all other Items originally contained in our Form 10-Q for the period ended December 31, 2010. This filing supersedes in its entirety our original Form 10-Q for the period ended December 31, 2010 filed on February 14, 2010 and Amendment No. 1 filed on May 5, 2011.

H&H IMPORTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets as of December 31, 2010 (Unaudited) (restated) and

March 31, 2010

1

Condensed Consolidated Statements of Operations (Unaudited) (Restated)for the three and nine month periods ending December 31, 2010 and the period from inception (October 16, 2009) to

 December 31, 2009 and the period from inception (October 16, 2009) to December 31, 2010

2

Condensed Consolidated Statement of Stockholders' Equity (Deficit) /(Deficit) (Unaudited)

(Restated) for the period from inception (October 16, 2009) to December 31, 2010

3

Condensed Consolidated Statements of Cash Flows (Unaudited) (Restated) for the nine month period ending December 31, 2010 and for the period from inception (October 16, 2009) to

December 31, 2009 and for the period from inception (October 16, 2009) to

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

Risk Factors

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults Upon Senior Securities

29

Item 4.

(Removed and Reserved)

29

Item 5.

Other Information

29

Item 6.

Exhibits

30

Signatures

31

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(Unaudited)
	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$138,527	$74,991
Accounts receivable, net	67,014	5,830
Related party receivables	—	140,961
Inventories	39,037	46,188
Deferred production costs	19,413	—
Prepaid expenses and other current assets	107,901	65,170
Total current assets	371,892	333,140

Investments, at cost	672,100	90,000

Property, plant and equipment, net	93,774	29,685

Total Assets	$1,137,766	$452,825

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$195,565	$66,441
Notes payable officer	34,585	107,513
Deferred revenue	100,000	86,450
Accrued interest related parties	2,354	2,321
Accrued registration rights penalty	75,000	—
Accrued expenses and other current liabilities	83,295	61,050
Notes Payable – current portion	18,571	737,500
Warrant liability	61,444	—
Total current liabilities	570,814	1,061,275

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively.	—	—
Common stock, $.0001 par value; 400,000,000 shares authorized; 211,177,481 and 158,187,510 issued and outstanding at December 31, 2010 and March 31, 2010, respectively.	21,118	15,819
Additional paid-in capital	2,682,952	293,556
Deficit accumulated during development stage	(2,137,118)	(917,825)
Total stockholders' equity (deficit)	566,952	(608,450)

Total liabilities and stockholders' deficit	$1,137,766	$452,825

See accompanying notes to condensed consolidated financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,	Period From Inception (October 16, 2009) to December 31,	Nine Months Ended December 31,	Period From Inception (October 16, 2009) to December 31,	Period From Inception (October 16, 2009) to December 31,
	2010	2009	2010	2009	2010
	(Restated)		(Restated)		(Restated)
Revenues	$391,710	$102,450	$848,941	$102,450	$1,212,430
Cost of revenues	587,309	109,165	1,168,583	109,165	1,519,106
Gross profit (loss)	(195,599)	(6,715)	(319,642)	(6,715)	(306,676)

Operating expenses:
Selling, general and administrative expenses	1,039,664	135,626	2,868,897	135,626	3,375,355
Loss from operations	(1,235,263)	(142,341)	(3,188,539)	(142,341)	(3,682,031)

Other (income) expense:
Warrant revaluation income	(278,113)	—	(2,121,288)	—	(2,121,288)
Registration rights penalty	—	—	75,000	—	75,000
Interest income - related party	(2,340)	—	(10,440)	—	(16,401)
Other (income) expense	4,090	—	(23,602)	—	(34,549)
Interest expenses - notes payable	339	14,222	66,145	14,222	505,063
Interest expense - related party	20,233	—	44,939	—	47,262
	(255,791)	14,222	(1,969,246)	14,222	(1,544,913)

Loss before income taxes	(979,472)	(156,563)	(1,219,293)	(156,563)	$(2,137,118)

Provision for income taxes	—	—	—	—	—

Net loss	$(979,472)	$(156,563)	$(1,219,293)	$(156,563)	$(2,137,118)

Income (loss) per common share:
Basic and diluted	$0.00	$0.00	$(0.01)	$0.00	$0.00

Weighted-average numbers of common shares outstanding: Basic and diluted	203,753,991	152,000,010	193,580,755	152,000,010	179,897,316

See accompanying notes to condensed consolidated financial statements

H&H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (OCTOBER 16, 2009) THROUGH DECEMBER 31, 2010

(UNAUDITED) (Restated)

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount
Balance October 16, 2009	—	$—	$—	$—	$—

Initial founder shares	152,000,010	15,200	(15,200)	—	—

Shares issued in connection with senior working capital notes	6,187,500	619	308,756	—	309,375

Net loss	—	—	—	(917,825)	(917,825)

Balance March 31, 2010	158,187,510	15,819	293,556	(917,825)	(608,450)

Reverse recapitalization transaction	2,867,490	287	(320,287)	—	(320,000)

Common stock issued on towards settlement of notes payable	10,307,345	1,031	686,469	—	687,500

Common stock issued for services	2,406,250	240	328,260	—	328,500

Common stock issued in Private Placement, net of offering costs of $349,437	38,250,000	3,825	3,471,738	—	3,475,563

Warrants issued in Units Offering	—	—	(2,182,732)	—	(2,182,732)

Beneficial conversion feature on related party loan	—	—	107,000	—	107,000

Share based compensation	—	—	450,264	—	450,264

Retirement of common shares	(841,114)	(84)	(151,316)	—	(151,400)

Net loss	—	—	—	(1,219,293)	(1,219,293)

Balance December 31, 2010	211,177,481	$21,118	$2,682,952	$(2,137,118)	$566,952

See accompanying notes to condensed consolidated financial statements

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended December 31,	Period From Inception (October 16, 2009) to December 31,	Period From Inception (October 16, 2009) to December 31,
	2010	2009	2010
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(1,219,293)	$(156,563)	$(2,137,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	13,817	—	15,016
Amortization of discount on convertible debt	—	—	309,375
Amortization of deferred financing costs	—	—	105,750
Share-based compensation	450,264	—	450,264
Interest accretion in related party note payable	34,585	—	34,585
Shares issued for consulting services	328,500	—	328,500
Change in fair value of warrants	(2,121,288)	—	(2,121,288)
Accrued interest income - related party	(10,440)	—	(16,401)
Accrued registration rights penalty	75,000	—	75,000
Accrued interest-related party	33	—	2,354
Changes in operating assets and liabilities:
Accounts receivable	(61,183)	—	(67,014)
Inventories	7,151	—	(39,037)
Deferred production costs	(19,413)	—	(19,413)
Prepaid expenses and other current assets	(42,733)	—	(107,903)
Accounts payable	129,122	—	195,565
Deferred revenue	13,550	—	100,000
Accrued expenses and other current liabilities	22,247	6,684	83,296
Net cash used in operating activities	(2,400,081)	(149,879)	(2,808,469)
Cash flows from investing activities:
Investments	(582,100)	—	(672,100)
Reverse recapitalization transaction	(320,000)	—	(320,000)
Loan to related parties	—	(135,000)	(135,000)
Additions to property, plant and equipment	(77,907)	(2,817)	(108,791)
Net cash used in investing activities	(980,007)	(137,817)	(1,235,891)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	375,000	687,500
Costs associated with convertible debt	—	(59,762)	(105,750)
Proceeds of notes payable	27,295	—	77,295
Repayment of notes payable	(58,721)	—	(58,721)
Loans from related parties	(513)	—	107,000
Proceeds from private placement of common stock	3,825,000	—	3,825,000
Costs associated with private placement	(349,437)	—	(349,437)
Net cash provided by financing activities	3,443,624	315,238	4,182,887
Net cash increase in cash and cash equivalents	63,536	27,542	138,527
Cash and cash equivalents - beginning of period	74,991	—	—
Cash and cash equivalents - end of period	$138,527	$27,542	$138,527
Supplemental disclosures of cash flow information
Interest paid in cash	$93,884	—	$93,884
Taxes paid in cash	—	—	—
Common shares issued towards settlement of notes payable	$687,500	—	$687,500
Common shares issued in payment of related party receivables	$151,400	—	151,400
Warrant liability	$2,182,732	—	$2,182,732

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

Note 2. Basis of Presentation

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of March 31, 2010 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three months and nine months ended December 31, 2010 are not necessarily indicative of the results of operations or cash flows to be expected for any future period or for the year ending March 31, 2011.

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

All inter-company account balances and transactions have been eliminated in consolidation.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3. Restatement

For the quarter ended December 31, 2010, the Company has restated its Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Stockholders’ Equity (Deficit) to correct provisions for certain accounting matters as follows:

•

To reclassify Deferred revenue recognized with a corresponding adjustment to Accounts receivable;

•

To reclassify a component of Prepaid expenses and other current assets to Investments and report Accrued registration penalty separately from Accrued expenses and other current liabilities;

•

Correctly recognize the beneficial conversion feature on a related party loan to the Company and the accretion to related interest expense;

•

Correct accounting treatment for certain professional fees initially recognized as cost of capital; and

•

To recognize the fair value of warrants issued to the placement agent that are treated as a liability and related change in fair value.

•

As part of the restatement process, the Company recorded adjustments for items that were previously considered insignificant and were either not recorded or were reclassified.

In addition, certain balance sheet accounts have been reclassified to conform with the restated March 31, 2010 presentation. A summary of the restatement at December 31, 2010 is as follows:

Balance Sheet Data	As Previously Recorded	Adjustment	As Restated

Accounts receivable, net	$129,514	$(62,500)	$67,014
Prepaid expenses and other current assets	$197,901	$(90,000)	$107,901
Total current assets	$524,393	$(152,501)	$371,892
Investments	$582,100	$90,000	$672,100
Notes payable to officer	$107,000	$(72,415)	$34,585
Deferred revenue	$162,500	$(62,500)	$100,000
Accrued registration rights penalty	$—	$75,000	$75,000
Accrued expenses and other current liabilities	$148,386	$(65,091)	$83,295
Warrant liability	$—	$61,444	$61,444
Total current liabilities	$634,376	$(63,562)	$570,814
Additional paid-in capital	$4,775,752	$(2,092,800)	$2,682,952
Deficit accumulated during development stage	$(4,230,978)	$2,093,860	$(2,137,118)
Total stockholders’ equity (deficit)	$565,891	$1,061	$566,952

Statement of Operations Data Three Months Ended December 31, 2010	As Previously Recorded	Adjustment	As Restated

Selling, general and administrative expenses	$1,002,871	$36,793	$1,039,664
Loss from operations	$(1,198,470)	$(36,793)	$(1,235,263)
Warrant revaluation income	$—	$(278,113)	$(278,113)
Interest expense-related party	$3,210	$17,023	$20,233
Other income (expense)	$846	$3,244	$4,090
Interest expenses - notes payable	$376	$(37)	$339
Income (loss) before income taxes	$(1,200,562)	$221,090	$(979,472)
Net loss	$(1,200,562)	$221,090	$(979,472)

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	As Previously Recorded
Statement of Operations Data Nine Months Ended December 31, 2010		Adjustment	As Restated

Selling, general and administrative expenses	$2,954,262	$(85,365)	$2,868,897
Loss from operations	$(3,273,904)	$85,365	$(3,188,539)
Warrant revaluation income	$—	$(2,121,288)	$(2,121,288)
Registration rights penalty	$—	$75,000	$75,000
Interest expense-related party	$10,354	$34,585	$44,939
Other income (expense)	$(23,636)	$34	$(23,602)
Interest expenses - notes payable	$62,971	$3,174	$66,145
Loss before income taxes	$(3,313,153)	$2,093,860	$(1,219,293)
Net loss	$(3,313,153)	$2,093,860	$(1,219,293)

	As Previously Recorded
Statement of Cash Flows Data:		Adjustment	As Restated

Net loss	$(3,313,153)	$2,093,860	$(1,219,293)
Share-based compensation	$507,331	$(57,067)	$450,264
Interest accretion on related party note	$—	$34,585	$34,585
Change in fair value of warrants	$—	$(2,121,288)	$(2,121,288)
Accrued registration rights penalty	$—	$75,000	$75,000
Changes in accounts receivable	$(73,684)	$12,501	$(61,183)
Changes in prepaid expenses and other current assets	$(56,233)	$13,500	$(42,733)
Changes in deferred revenue	$26,050	$(12,500)	$13,550
Changes in accrued expenses and other current liabilities	$87,336	$(65,089)	$22,247
Net cash used in operating activities	$(2,363,140)	$(36,941)	$(2,400,081)
Net cash used in investing activities	$(980,007)	$—	$(980,007)
Net cash provided by financing activities	$3,406,683	$36,941	$3,443,624

Note 4. Liquidity, Going Concern and Significant Accounting Policies

Liquidity

As of December 31, 2010, we had approximately $139,000 in cash and cash equivalents. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through December 31, 2010. At December 31, 2010, we had a deficit accumulated during development stage of approximately $2.1 million.

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

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the direct response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Production costs associated with a given project are deferred until the related revenues are earned and recognized. As of December 31, 2010 and March 31, 2010 we had recognized deferred revenue of $100,000 and $86,450 and deferred production costs of $19,413 and $0, respectively.

Investments

We carry our investments at December 31, 2010 and March 31, 2010, at our direct cash cost. The amounts paid were determined by contract provision on the contract commitment date. Due to our percentage ownership of 10% and lack of significant influence, the investments made by the Company are not accounted for under the consolidation or equity methods of accounting. These investments are accounted for under the cost method as provided under ASC 325-Investments-Other. Under this method, the Company’s share of the earnings or losses of each investee company are not included in our Condensed Consolidated Statement of Operations. However, impairment charges, if any, are recognized in the Condensed Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In fiscal 2010, the Company invested $90,000 for a 25% equity position in an entity specifically established to manufacture market and distribute an exercise invention called the Body Jac.  The investment was accounted for under the equity method, whose results from operations were not material.

In October 2010, the Company entered into a three party agreement which provided the Company would invest up to $500,000, to include $250,000 in tooling, in Sleek Audio, LLC. Sleek Audio had developed a proprietary ear phone product which the Company intended to market. The Company invested $432,100 under this agreement. During the fourth fiscal quarter, the contract was terminated by one of the three participants with small likelihood of the Company recovering its investment.  Accordingly, the investment was fully written-off during the fourth fiscal quarter 2011.

During fiscal 2011, the Company invested $150,000 in the Military Shopping Channel, LLC. The agreement, as amended, provided for the Company to hold a 10% interest in a web-based distribution outlet targeting active military personnel, their dependents and retired military personnel. We expect operations to commence in our third fiscal quarter.

Receivables

Accounts receivable consists of amounts due from the sale of our infomercial development services to our customers and amounts due under marketed product sales.  Accounts receivables totaled $67,014 and $5,830 at December 31, 2010 and March 31, 2010, respectively. We recognized no allowance for doubtful accounts at December 31, 2010 and March 31, 2010, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Inventories totaled $39,037 and $46,188 at December 31, 2010 and March 31, 2010, respectively. As we do not internally manufacture any of our products, we do not maintain raw materials or work-in-process inventories.

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

Depreciation expense totaled $7,472 and $13,817 for the three month and nine month periods ending December 31, 2010, respectively and $15,016 from inception through December 31, 2010.

Earnings (Loss) Per Share

The Company adopted FASB ASC 260-Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. Potentially issuable shares for all periods presented were anti-dilutive.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Shares potentially issuable at December 31, 2010 were as follows:

December 31, 2010

Stock options	16,000,000
Warrants	114,750,000
Related Party convertible note	1,426,667
132,176,667

As a result of the restatement of our financial statements for the three month and nine month periods ending December 31, 2010, net loss per share, both basic and diluted, changed from a loss of $0.01 and $0.02 per share, respectively, to a loss of $0.00 and $0.01 per share, respectively.

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

We recognize share-based compensation expense on stock option awards. Compensation expense is recognized on that portion of option awards that are expected to ultimately vest over the vesting period from the date of grant. All options granted vest over their requisite service periods as follows: 6 months (50% vesting); 12 months (25% vesting) and 18 months (25% vesting). We granted no stock options or other equity awards which vest based on performance or market criteria. We had applied an estimated forfeiture rate of 10% to all share-based awards as of our second fiscal quarter, 2011, which represents that portion we expected would be forfeited over the vesting period. We reevaluate this analysis periodically and adjust our estimated forfeiture rate as necessary.  During the third fiscal quarter 2011, we adjusted our forfeiture rate to reflect the forfeiture of 8,000,000 Non Executive Equity Plan options granted resulting from employee terminations.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at December 31, 2010 or March 31, 2010, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $67,014 and $5,830 at December 31, 2010 and March 31, 2010, respectively. The Company has one major customer, Home Shopping Network, which represented 0% and 46% of our receivables at December 31, 2010 and March 31, 2010, respectively.  Sales to Home Shopping Network totaled $123,428 or 15% of total sales for the nine month periods ending December 31, 2010. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on December 31, 2010 and March 31, 2010, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued to a placement agent in connection with an offering completed during the fiscal year 2011 are accounted for as derivatives. See Note 8, Warrant Liability and Note 10, Notes Payable, for additional discussion.

New Accounting Standards

There were various accounting standards and interpretations issued recently, none of which had or are expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. Certain of the disclosure requirements will become effective for us on April 1, 2011. As ASU No. 2010-6 only requires enhanced disclosures, the adoption of ASU No. 2010-6 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows or materially expand our financial statement footnote disclosures

Note 5. Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	December 31, 2010	March 31, 2010

Prepaid expenses	$65,481	$2,750
Deposits	12,420	12,420
Deposit- recapitalization transaction	30,000	50,000
	$107,901	$65,170

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2010	March 31, 2010

Accrued professional fees	$28,900	$28,300
Accrued interest	3,208	21,819
Accrued rents	44,187	—
Accrued other	7,000	10,931
	$83,295	$61,050

Note 7. Private Placements

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

Under the terms of the 2010 Private Placement the Company provided that it would use its best reasonable effort to cause a registration statement to become effective within 180 days of the termination date of the offering. If we fail to comply with the registration rights provision, we are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers.  The maximum amount of penalty to which the Company may be subject is $156,000. As of December 31, 2010, we had accrued an estimated registration penalty payable of $75,000.

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

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 8. Warrant Liability

Warrants issued to the placement agent in connection with the 2010 Private Placement contained provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provisions) or that contain net settlement provisions. Accordingly, the Company accounted for these warrants as a liability rather than equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

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

The assumptions used in the valuation of the warrants were as follows:

	December 31, 2010	Initial Valuation
Number of shares underlying the warrants	10,400,000	10,400,000
Exercise price	$0.10 - $0.50	$0.10 - $0.50
Volatility	79%	79%
Risk-free interest rate	1.02%	1.51%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	2.33-2.58	3.00

The Company recognized these warrants as a liability equal to their fair value on each reporting date. As a result of the re-measurement of the warrant liability at December 31, 2010, we recorded other income associated with the remeasurement of $278,113 and $2,121,288 for the three and nine month period ending December 31, 2010, respectively.

No other warrants issued by the Company contain down-round provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the nine months ended December 31, 2010 for all financial liabilities categorized as Level 3 as of December 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of April 1, 2010	$—
Initial measurements of warrants	2,182,732
Decrease in fair value of warrants	(2,121,288)
Balance as of December 31, 2010	$61,444

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 9. Related Party Transactions

The current officers and directors of the Company own or beneficially control approximately 118,605,886 common shares representing approximately a 57% ownership interest at December 31, 2010.  Accordingly, they are in a position to control the election of all new directors and dissolve, merge or sell our assets or otherwise direct our affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation takeover or other business combination involving the Company, which in turn could depress the market price of our common stock.

Our Chief Executive Officer has loaned the Company funds in the past to meet short-term working capital needs. These loans totaled $107,000, with related accrued interest of $2,354 and $2,321 at December 31, 2010 and March 31, 2010, respectively. The loans were unsecured and bear interest at 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note is convertible into common shares of the Company at $0.075 per share and bears interest at 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470. Accordingly, a beneficial conversion feature of $107,000 was recognized and will be accreted to interest expense over the initial one year term of the note.  The accreted note payable to officer balance totaled $34,585 at December 31, 2010.  The loan payable to the officer, prior to being formalized into a note, totaled $107,513 at March 31, 2010.

On November 23, 2010, Mr. Kevin Harrington, Chairman, tendered 841,114 shares of common stock to the Company, representing payment in full of a related party receivable totaling $141,400, inclusive of related interest of approximately $16,400. The shares tendered were valued at $0.18 per share, the closing price of the Company’s common stock on the settlement date.

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

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following is a schedule by year of future minimum rental payments required under our lease agreement on December 31, 2010:

	Operating Leases	Capital Leases
Year 1	$90,000	$—
Year 2	194,184	—
Year 3	32,364	—
Year 4	—	—
Year 5	—	—
	$316,548	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,386 and $88,972 for the three month and nine month periods ending December 31, 2010, respectively and $120,286 from inception through December 31, 2010.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010 (“Termination Date”), of the offering. If we fail to comply with this registration rights provision, we are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000.  Under the provisions of ASC 450, we recognized an accrued liability related to the penalty provision of $75,000 at December 31, 2010.

Note 12. Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been designated, issued or were outstanding at December 31, 2010 and March 31, 2010, respectively.

Common Stock

At December 31, 2010 we are authorized to issue up to 400,000,000 shares of common stock, $.0001 par value per share.

At December 31, 2010 and March 31, 2010, the Company had 211,177,481 and 158,187,510 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

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

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain cashless exercise and anti-dilution provisions.  (See Note 8. Warrant Liability)

Under the terms of the 2010 Private Placement the Company provided that it would use its best reasonable effort to cause a registration statement to become effective within 180 days of the termination date of the offering. If we fail to comply with the registration rights provision, we are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers.  The maximum amount of penalty to which the Company may be subject is $156,000. Under the provisions of ASC 450, we recognized an accrued liability related to the penalty provision of $75,000 at December 31, 2010.

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

On August 18, 2010, under the provisions of a three month investor relations consulting agreement, the Company issued 1,000,000 common shares.  The shares issued had a fair value on the contract date of $180,000. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.  The Company recognizes the expense related to shares issued for services over the service period.

On October 18, 2010, under the provisions of a three month investor relations agreement, the Company issued 156,250 common shares. The shares issued had a fair value on the contract date of $25,000. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.  The Company recognizes the expense related to shares issued for services over the service period.

On November 2, 2010, under a consulting agreement related to the Company’s investor relations activities, the Company issued 100,000 shares with a fair value of $15,000 on the contract date. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.  The Company recognizes the expense related to shares issued for services over the service period.

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On November 11, 2010, the Company issued 150,000 shares under a Consulting and Management Agreement with a fair value on the contract date of $28,500. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.  The company recognizes the expense related to shares issued for services over the service period.

On November 23, 2010, Mr. Kevin Harrington, Chairman, tendered 841,114 shares of common stock to the Company representing payment in full of a related party receivable totaling $151,400, inclusive of related interest of approximately $16,400. The shares tendered were valued at $0.18 per share, the closing price of the Company’s common stock on the settlement date.

On December 31, 2010, under the terms of a consulting agreement related to studio productions, the Company issued 1,000,000 shares with a fair value on the contract date of $80,000. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.  The Company recognizes the expense related to shares issued for services over the service period.

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “Plans”) and granted 12,000,000 options and 9,000,000 options, respectively, under TV Goods stock option plans and such options were exchanged for Company options under the Merger Agreement.

In May 2010, our Board of Directors granted 12,000,000 options under the Executive Equity Incentive Plan, exercisable at $0.075 per share to two officers and directors of the Company. The shares vest over eighteen months from grant and are exercisable for five (5) years from grant date (May 26, 2010). At December 31, 2010, there were no options available for future issuance under the Executive Equity Incentive Plan.

In May 2010, our Board also granted options to purchase an aggregate of 9,000,000 shares of our common stock with an exercise price of $0.075 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of the grant (March 26, 2010) and are exercisable for five (5) years from their grant date. On July 15, 2010, the Company issued an additional 1,000,000 shares under the Non Executive Incentive Plan under terms similar to the May 2010 grant. During the quarter ended December 31, 2010, we adjusted our estimated forfeiture rate to reflect the forfeiture of 8,000,000 Non Executive Equity Plan options granted resulting from employee terminations. During the quarter ending December 31, 2010, an additional 2,000,000 options were granted under this Plan. At December 31, 2010, there were no shares available for future issuance under the Non Executive Equity Incentive Pan.

Stock-based compensation expense recognized totaled $80,511 and $450,264 for the three months and nine months ended December 31, 2010, respectively, which has been allocated to general and administrative expenses.

Information related to options granted under both our option plans at December 31, 2010 and activity for the nine months then ended is as follows:

Dividend yield	0%
Expected volatility	79%
Risk free interest rate	2.08%
Estimated holding period (years)	5

H & H IMPORTS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2010	—	$—	—	$—
Granted	24,000,000	0.079	4.49	—
Exercised	—	—	—	—
Forfeited	(8,000,000)	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2010	16,000,000	$0.079	4.49	$—
Exercisable at December 31, 2010	7,000,000	$0.075	4.42	$—

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

Warrants issued in connection with the January 2011 Private Placements were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A.

Company Overview

We are a direct response marketing company. Our Company identifies, develops, and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to offer a turnkey solution enabling entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from three primary sources (i) infomercial production fees, (ii) sales of consumer products, we receive a share of net profits of consumer products sold, and (iii) royalty fees. We do not manufacture any of our products. TV Goods was formed in October 2009 and as a result has a limited operating history. As of the date of this filing we have generated limited revenues and do not rely on any principal products.

As of December 31, 2010, we had total assets of $1,137,766 and cash on-hand of $138,527, a working capital deficit of $198,922 and a deficit accumulated during development stage of $2,137,118.

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

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the direct response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recognized as deferred revenue until earned.  Costs associated with a given project are deferred until the related revenues are recognized.  As of December 31, 2010 and 2009, we had recognized deferred production costs of $19,413 and $0 and deferred revenue of $100,000 and $86,450, respectively.

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

Liquidity and Capital Resources

At December 31, 2010, we had a cash balance of approximately $139,000 a working capital deficit of approximately $200,000 and a deficit accumulated during development stage of approximately $2.1 million. This increase in both the cash balances and sharp reduction in working capital deficit, as compared to March 31, 2010, was due to the conversion of $687,500 in convertible notes payable into common stock in May 2010 and the completion of a series of Private Placements with net proceeds to the Company of approximately $3,475,000. However, since inception, we have continued to incur operational losses.

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

2010 Private Placements

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

During the period ended March 31, 2010, TV Goods also borrowed $107,513 from the Chief Executive Officer of TV Goods to meet short term operational needs. In May 2010, these borrowings were formalized in the form of a note payable which is convertible at $0.075 per common share bearing interest at 12% per annum. The note is convertible at any time and is due on or before May 25, 2011.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on December 31, 2010:

	Operating Leases	Capital Leases
Year 1	$90,000	—
Year 2	194,184	—
Year 3	32,364	—
Year 4	—	—
Year 5	—	—
	$316,548	—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,386 and $88,972 for the three month and nine month periods ending December 31, 2010, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010 (“Termination Date”), of the offering. If we fail to comply with this registration rights provision we are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000.  Under the provisions of ASC 450, we recognized an accrued liability related to the penalty provision of $75,000 at December 31, 2010.

Results of Operations

The condensed consolidated financial statements as of December 31, 2010 and for the three months and nine months then ended, have been restated for the correction of errors. See Note 3 to the condensed consolidated financial statements.

TV Goods was formed and commenced operations on October 16, 2009 as a development stage company. Revenues for the three months and nine months ended December 31, 2010 totaled $391,710 and $848,941, respectively and consisted primarily of fees charged for the shooting and editing of infomercials for our clients. Cost of revenues, which totaled $587,309 and $1,168,583, respectively for the corresponding periods, represented costs incurred by the Company directly related to the infomercials developed. These costs included studio rentals, the hiring of on-screen talent and editing consulting services. No significant revenues or cost of goods sold were generated or incurred from the sale of products during the three month and nine month periods ended December 31, 2010.  Operating expenses, consisted of general and administrative expenses, were incurred primarily in our Clearwater Florida facilities. As the Company commenced operations in October 2009, traditional year over year comparisons and analysis are not feasible.

Selling, general and administrative expenses totaled $1,039,664 and $2,868,897 for the three months and nine months ended December 31, 2010, respectively.  Included in these amounts are costs associated with the Company’s equity compensation plans and grants made in May, 2010.  The costs of these grants are recognized over their respective vesting periods and totaled $80,511 and $450,264 for the three month and nine month periods ended December 31, 2010, respectively.  Due to the vesting schedule of the grants, with 50% vesting after the first nine months, 25% vesting after one year and 25% vesting after 18 months of service, much of the cost being recognized by the Company is “front-loaded” relative to the total costs of the options granted.

Also included are administrative labor costs of approximately $279,538 and $799,402 for the three months and nine months ended December 31, 2010, respectively. While we do expect administrative salaries to increase, due to our development stage, we anticipate they will decrease as a percentage of revenues over time.

Selling, general and administrative costs for the nine months ended December 31, 2010 also included $333,230 in consulting costs associated with our investor relations and public relations efforts. Of this amount, $205,000 represents the fair value of shares issued for services during the period. These costs, while expected to be reduced as a percentage of revenues, are anticipated to continue in the future as the Company continues its efforts to expand its exposure and penetration into the Direct Response market.

Warrant revaluation income of $278,113 and $2,121,288 for the three months and nine months ended December 31, 2010, represents the non-cash income recognized when re-measuring the fair value of the warrant liability recognized on placement agent warrants issued in connection with our 2010 Private Placements. It should be noted that absent these revaluations, the Company would have recognized losses of approximately $1,257,585 and $3,340,581 for the three month and nine month periods ending December 31, 2010, respectively. Further, it should be noted, the fair value of the warrant liability recognized each reporting period varies mainly due to fluctuations in our stock price. Accordingly, if our stock price were to increase in the future, for which there is no assurance, the fair value of the warrant liability would increase requiring the Company to recognize a non-cash expense for the increase in fair value.

Interest expense – notes payable for the three month and nine month periods ending December 31, 2010 totaled $339 and $66,145, respectively, and was attributable primarily to the Senior Working Capital Notes issued by the Company between November 2009 and February 2010. Included in the total interest expense figures was a component attributable to a provision of the Senior Working Capital Notes which required the payment of interest, in cash, through December 31, 2010, the maturity date, upon conversion of the Notes, regardless of the date the Notes were converted into common shares. Completion of the Company’s reverse recapitalization transaction in May 2010 triggered mandatory conversion of the Notes and payment of the related accrued interest through December 31, 2010.

Interest expense-related party totaled $20,233 and $44,939 for the three months and nine months ended December 31, 2010. This interest represents accretion of the beneficial conversion feature attributable to the $107,000 note payable to the Company’s CEO and interest paid in cash at 12% per annum.

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

Based on this evaluation, our Chief Executive Officer concluded that as of December 31, 2010, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

Warrants issued in connection with the Company’s 2010 Private Placements were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors.

On October 18, 2010, under the provisions of a three month investors relations agreement, the Company issued 156,250 common shares with a fair value of $25,000 on the contract date. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date. The securities issued to the consultant were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The securities contain a legend restricting transferability absent registration or applicable or applicable exemption. The consultant received current information about the Compnay and had the opportunity to ask questions about the Company.

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

On December 31, 2010 the Company issued 1,000,000 Units to an accredited investor, each Unit consisting of: (i) one Share of Common Stock; (ii) one Series A Warrant to purchase one share of Common Stock exercisable at $0.15 per share; (iii) one Series B Warrant to purchase one share of Common Stock exercisable at $0.25 per share; and (iv) one Series C Warrant to purchase one share of Common Stock exercisable at $0.50 per share at a price per Unit of $0.10. The Company received gross proceeds of $100,000 from the sale of the Units. The Company did not pay any commissions or finder fees in connection with the issuance. Warrants issued in connection with the Company’s 2010 Private Placements were treated as an equity transaction with no separate accounting recognition or valuation being attributed to the warrants contained in the Units sold. The transactions did not contain a security which would require relative fair value analysis or recognition of a discount or beneficial conversion feature requiring accretion of interest expense or recognition of a related dividend. The number of warrants issued with the Units offered was determined through arms-length discussion with investors. The Company intends to use the proceeds from the sale of Units for general working capital. The securities issued to the investor were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, amended. The securities contain a legend restricting transferability absent registration or applicable exemption. The investor received current information about the Company and had the opportunity to ask questions about the Company.

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