Form 10-Q
period 2011-09-30
As Seen On TV, Inc.
filed 2011-11-21
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2011
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-53539

———————

As Seen On TV, Inc.

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of November 21, 2011
Common Stock, $0.002 Par Value Per Share			31,538,652

As Seen On TV, Inc. and Subsidiaries

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and

March 31, 2011

1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ending September 30, 2011 and September 30, 2010

2

Condensed Consolidated Statements of Stockholders' Equity/(Deficit) (Unaudited) for the period

April 1, 2011 to September 30, 2011

3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ending

September 30, 2011 and September 30, 2010

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

22

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 4.

Controls and Procedures

29

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings

30

Item 1A.

Risk Factors

30

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.

Defaults Upon Senior Securities

31

Item 4.

(Removed and Reserved)

31

Item 5.

Other Information

31

Item 6.

Exhibits

31

Signatures

33

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$492,853	$35,502
Accounts receivable, net	134,198	82,238
Advances on inventory purchases	766,182	—
Inventories	271,074	1,107
Deferred offering costs	7,500	63,500
Debt issuance costs, net	888,370	—
Prepaid expenses and other current assets	133,794	46,370
Total current assets	2,693,971	228,717

Investments, at cost	150,000	150,000

Property, plant and equipment, net	120,561	92,732
Deposit on asset acquisition	540,000	—

Total Assets	$3,504,532	$471,449

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$179,325	$332,833
Notes payable officer	107,000	91,219
Deferred revenue	42,500	88,652
Accrued interest related parties	2,354	2,354
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	177,984	108,326
Notes Payable – Current Portion	4,073,345	9,714
Warrant liability	9,168,397	4,117,988
Total current liabilities	13,906,905	4,907,086

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively.	—	—
Common stock, $.002 par value; 750,000,000 authorized at September 30, 2011 and 400,000,000 shares authorized at March 31, 2011, respectively, and; 12,069,526 and 10,886,374 issued and outstanding at September 30, 2011 and March 31, 2011, respectively.	24,139	21,773
Additional paid-in capital	9,917,281	3,439,913
Accumulated deficit	(20,343,793)	(7,897,323)
Total stockholders' equity (deficit)	(10,402,373)	(4,435,637)

Total liabilities and stockholders' equity (deficit)	$3,504,532	$471,449

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Revenues	$258,495	$292,933	$744,383	$457,231
Cost of revenues	233,712	216,247	687,941	581,274

Gross profit (loss)	24,783	76,686	56,442	(124,043)

Operating expenses:
Selling, general and administrative expenses	886,086	1,245,719	1,800,530	1,829,233
Loss from operations	(861,303)	(1,169,033)	(1,744,088)	(1,953,276)

Other (income) expense:
Warrant revaluation (income)/expense	6,089,324	(1,840,941)	5,565,771	(1,843,175)
Loss of extinguishment of debt	2,950,513	—	2,950,513	—
Revaluation of derivative liability	(61,677)	—	(209,351)	—
Registration rights penalty	—	75,000	—	75,000
Interest income - related party	—	(4,050)	—	(8,100)
Other income	(1,199)	(5,793)	(1,426)	(27,692)
Interest expenses - notes payable	2,257,603	2,710	2,374,674	65,806
Interest expense - related party	3,210	9,887	22,201	24,706
	11,237,773	(1,763,187)	10,702,382	(1,713,455)

Income/(loss) before income taxes	(12,099,075)	594,154	(12,446,470)	(239,821)

Provision for income taxes	—	—	—	—

Net income/(loss)	$(12,099,075)	$594,154	$(12,446,470)	$(239,821)

Income (loss) per common share:
Basic	$(1.02)	$0.06	$(1.08)	$(0.02)
Diluted	$(1.02)	$0.05	$(1.08)	$(0.02)
Weighted-average numbers of common shares outstanding:
Basic	11,919,771	9,877,954	11,495,820	9,422,317
Diluted	11,919,771	10,912,212	11,495,820	9,422,317

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE PERIOD FROM APRIL 1, 2011 THROUGH SEPTEMBER 30, 2011

(UNAUDITED)

	Common Shares, $.002 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2011	10,886,374	$21,773	$3,439,913	$(7,897,323)	$(4,435,637)

Common shares issued for services	16,849	34	183,966	—	184,000

Warrants issued for services	—	—	95,292	—	95,292

Common stock issued in Private Placement, net of offering costs of $255,900	292,500	585	913,515	—	914,100

Share-based compensation	—	—	123,426	—	123,426

Cashless exercise of Placement Agent warrants	331,303	662	3,593,773	—	3,594,435

Shares issued under repricing agreement	292,500	585	(585)	—	—

Common shares issued on deposit of assets acquisition	250,000	500	499,500	—	500,000

Warrants issued with convertible note	—	—	811,447	—	811,447

Beneficial conversion feature on note payable	—	—	243,711	—	243,711

Settlement of derivative liability	—	—	13,323	—	13,323

Net loss	—	—	—	(12,446,470)	(12,446,470)

Balance September 30, 2011	12,069,526	$24,139	$9,917,281	$(20,343,793)	$(10,402,373)

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,446,470)	$(239,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	21,322	6,345
Amortization of discount on convertible debt	1,093,650	—
Amortization of deferred financing costs	1,261,121	—
Warrants issued for services	95,292	—
Share-based compensation	123,426	369,753
Interest accretion in related party note payable	15,781	17,562
Shares issued for consulting services	184,000	65,000
Change in fair value of warrants	5,565,771	(1,843,175)
Customer discounts and provision for bad debts	(5,620)	—
Accrued interest income – related party	—	(8,100)
Accrued registration penalty	—	75,000
Change in derivative liability	(209,351)	—
Loss on extinguishment of debt	2,950,513	—
Accrued interest-related party	—	2,173
Changes in operating assets and liabilities:
Accounts receivable	(46,339)	(81,976)
Deposits towards inventory purchases	(766,182)	—
Inventories, net	(269,967)	(3,496)
Deferred production costs	—	(110,247)
Prepaid expenses and other current assets	(87,424)	(47,250)
Accounts payable	(153,508)	77,460
Deferred revenue	(46,152)	110,737
Accrued expenses and other current liabilities	69,658	36,312
Net cash used in operating activities	(2,650,479)	(1,573,723)
Cash flows from investing activities:
Investments	—	(150,000)
Deposit on asset acquisition	(40,000)	—
Reverse recapitalization transaction	—	(320,000)
Additions to property, plant and equipment	(49,150)	(48,961)
Net cash used in investing activities	(89,150)	(518,961)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	2,550,000	—
Costs associated with convertible debt	(342,586)	—
Proceeds of notes payable	29,180	27,293
Repayment of notes payable	(9,714)	(58,838)
Deferred offering costs	(7,500)	(20,000)
Loans from related parties	—	(513)
Proceeds from private placement of common stock	1,170,000	2,600,000
Costs associated with private placement	(192,400)	(332,186)
Net cash provided by financing activities	3,196,980	2,215,756
Net increase in cash and cash equivalents	457,351	123,072
Cash and cash equivalents - beginning of period	35,502	74,991
Cash and cash equivalents - end of period	$492,853	$198,063
Supplemental disclosures of cash flow information
Interest paid in cash	$3,314	$90,674
Taxes paid in cash	$—	$—
Common shares issued towards settlement of notes payable	$—	$687,500
Shares issued on acquisition deposit	$500,000	$—
Warrants issued with debt	$3,606,399	$—
Cashless exercise of placement agent warrants	$3,594,435	$—
Deferred offering costs	$63,500	$—
Beneficial conversion feature on note payable	$243,711	$—
Settlement of derivative liabilities	$13,323	$—
Warrant liabilities	$—	$2,182,732

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.

Description of Our Business

As Seen On TV, Inc., a Florida corporation (the “Company” or “ASTV”), was organized in November 2006 with operating subsidiaries (collectively referred to as the “Company”) that market and distribute products and services through direct response channels. Our operations are conducted principally through our wholly-owned subsidiary, TV Goods, Inc., a Florida corporation organized in October 2009 (“TVG”).

Our executive offices are located in Clearwater, Florida.

Note 2.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of March 31, 2011 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three months and six months ended September 30, 2011 are not necessarily indicative of the results of operations or cash flows to be expected for any future period or for the year ending March 31, 2012.

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

Effective October 27, 2011, the Company changed its name from H & H Imports, Inc. (“H&H”) to As Seen On TV, Inc.

On May 28, 2010, H&H completed an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and the Company’s wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of the Company. TVG is a wholly owned subsidiary of TV Goods (TV Goods and TVG sometimes collectively referred to in this report as “TV Goods”). Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98% of the total shares of H&H issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 whereby TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. In connection with the recapitalization transaction, TV Goods paid $320,000 consideration in cash to the legal acquirer. As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer, March 31, 2010.

All share and per share information contained in this report gives retroactive effect to a 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and reverse recapitalization transaction completed May 28, 2010 and a 1 for 20 (1:20) reverse stock split effective October 27, 2011.

All inter-company account balances and transactions have been eliminated in consolidation.

Note 3.

Liquidity and Going Concern

Liquidity and Going Concern

To date we have limited sales and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.

In May 2011, we consummated the issuance and sale of $750,000 in aggregate principal amount of convertible debentures.  The Company paid $90,000, plus warrants, in issuance costs related to these debentures.  The debentures have no stated interest rate, are convertible at $4.00 per share, subject to adjustment, and will mature on December 1, 2011 unless earlier exchanged or converted.  In addition, during the quarter ended June 30, 2011, we sold Units consisting of one share of common stock and three warrants exercisable at $3.00, $5.00 and $10.00 per share, respectively.  Gross proceeds from this offering totaled $1,170,000 and were offset by issuance costs of approximately $256,000.

On August 29, 2011, we raised $1,800,000 through issuance of Convertible Debentures, due March 1, 2012. The Debentures bear interest at a rate of 12% per annum, payable quarterly. Principal and accrued interest on the Debentures will automatically convert into equity securities identical to those sold to investors in the Company’s next offering of at least $4 million of gross proceeds of equity or equity linked securities (excluding the principal amount of the Debentures) that is consummated during the term of the Debentures at a conversion price equal to 80% of the price paid by the investors in the subsequent financing.

As of September 30, 2011, we had approximately $493,000 in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through September 30, 2011. At September 30, 2011, we had an accumulated deficit of approximately $20.3 million.

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

On October 28, 2011, the Company entered into a securities purchase agreement with closings on October 28, 2011 and November 18, 2011 with total gross proceeds of $12,500,000.  See Note 13 for additional information.

Note 4.

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

Revenue Recognition

We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customer’s order is received by them and we receive acknowledgment of receipt by a third party shipper or cash is received by our third party facilitator.

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Production costs associated with a given project are deferred until the related revenues are earned and recognized. As of September 30, 2011 and March 31, 2011 we had recognized deferred revenue of $42,500 and $88,652, respectively.

Investments

We carry our investments at September 30, 2011 and March 31, 2011, at our direct cash cost. The amounts paid were determined by contract provision on the contract commitment date. Due to our percentage ownership of 10% and lack of significant influence, the investments made by the Company are not accounted for under the consolidation or equity methods of accounting. These investments are accounted for under the cost method as provided under ASC 325-Investments-Other. Under this method, the Company’s share of the earnings or losses of each investee company are not included in our Condensed Consolidated Statement of Operations. However, impairment charges, if any, are recognized in the Condensed Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

Receivables

Accounts receivable consists of amounts due from the sale of our direct response and home shopping related products.  Accounts receivables totaled $134,198 and $82,238 at September 30, 2011, and March 31, 2011, respectively. Our allowance for doubtful accounts at September 30, 2011, and March 31, 2010, totaled $21,380 and  $25,000, respectively.  The allowances are estimated based on historical customer experience and industry knowledge.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Inventories totaled $271,074 and $1,107 at September 30, 2011 and March 31, 2011, respectively. As we do not internally manufacture any of our products, we do not maintain raw materials or work-in-process inventories.

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

Depreciation expense totaled $11,037 and $21,322 for the three month and six month periods ending September 30, 2011, respectively and $3,889 and $6,345 for the three month and six month periods ending September 30, 2010, respectively.

Earnings (Loss) Per Share

The Company adopted FASB ASC 260-Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. Potentially issuable shares at September 30, 2011 and September 30, 2010, respectively, were antidilutive.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and six months ended September 30, 2011 and 2010, respectively. All potentially dilutive common shares were anti-dilutive for the three months ended September 30, 2011, and for the six month periods ending September 30, 2011 and 2010.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Net Income (loss)	$(12,099,075)	$$594,154	$(12,446,470)	$(239,821)

Weighted-average number of common shares outstanding	11,919,771	9,877,954	11,495,820	9,422,317

Incremented shares from the assumed exercise of dilutive securities:
Stock options	—	682,237	—	—
Convertible Note	—	44,923	—	—
Dilutive warrants	—	307,098	—	—
	11,919,771	10,912,212	11,495,820	9,422,317
Net earnings (loss) per share:
Basic	$(1.02)	$0.06	$(1.08)	$(0.02)
Diluted	$(1.02)	$0.05	$(1.08)	$(0.02)

The following securities were not included in the computation of diluted net earnings per share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Stock options	1,250,000	—	1,250,000	1,100,000
Warrants	22,163,064	2,860,000	22,163,064	4,290,000
Convertible Notes	1,242,188	—	1,242,188	71,333
Related Party Convertible Note	133,750	—	133,750	—
	24,789,002	2,860,000	24,789,002	5,461,333

Share-Based Payments

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan. In May 2010, the Board of Directors of TV Goods granted 600,000 options under the Executive Equity Incentive Plan and in May 2010 and July 2010, 500,000 options under the Non Executive Equity Incentive Plan. These options were exchanged for Company options with identical terms under the Merger Agreement. The weighted-average grant-date fair value of these awards was $880,000. On February 18, 2011, the Board of Directors increased the number of options available under both the 2010 Executive Equity Incentive Plan and the 2010 Non Executive Incentive Plan by 300,000 options and 300,000 options, respectively.

We recognize share-based compensation expense on stock option awards. Compensation expense is recognized on that portion of option awards that are expected to ultimately vest over the vesting period from the date of grant. All options granted vest over their requisite service periods as follows: 6 months (50% vesting); 12 months (25% vesting) and 18 months (25% vesting). We granted no stock options or other equity awards which vest based on performance or market criteria. We had applied an estimated forfeiture rate of 10% to all share-based awards as of our second fiscal quarter, 2011, which represents that portion we expected would be forfeited over the vesting period. We reevaluate this analysis periodically and adjust our estimated forfeiture rate as necessary. During the third fiscal quarter of 2011, we adjusted our forfeiture rate to reflect the forfeiture of 400,000 Non Executive Equity Plan options granted resulting from employee terminations.

In September 2011, the Board of Directors granted an additional 150,000 options to an officer and director under the Executive Equity Incentive Plan and 300,000 options under the Non Executive Plan to nine employees and one consultant.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at September 30, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $134,198 and $82,238 at September 30, 2011 and March 31, 2011, respectively. The Company has one major customer, Home Shopping Network, which represented 33% and 46% of our receivables at September 30, 2011 and March 31, 2011, respectively.  Sales to Home Shopping Network totaled $111,718 or 43% and $422,270 or 57% of total sales for the three month and six month periods ending September 30, 2011, respectively and $49,864 or 17% and $121,686 or 27% of total sales for the three month and six month periods ending September 30, 2010, respectively. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on September 30, 2011, and March 31, 2011, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued to placement agents in connection with two offerings completed during the first six months of fiscal year 2012 and fiscal year 2011 were accounted for as derivatives. Additionally, the Company determined that the conversion feature on the convertible debentures issued in April 2011 qualifies for derivative accounting. See Note 8, Warrant Liabilities and Note 10, Notes Payable, for additional discussion.

Debt Issuance Costs

The Company capitalizes debt issuance costs and amortizes these costs to interest expense over the term of the related debt.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The provisions of ASU No. 2011-04 will become effective for us on April 1, 2012 and are to be applied prospectively. We do not expect the adoption of the provisions of ASU No. 2011-04 to have a material effect on our consolidated financial position, results of operations or cash flows and we do not expect to materially modify or expand our financial statement footnote disclosures.

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

Note 5.

Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	September 30, 2011	March 31, 2011

Prepaid expenses	$121,374	$28,065
Deposits	12,420	12,420
Project deposits	—	5,885
	$133,794	$46,370

Note 6.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2011	March 31, 2011

Accrued professional fees	$39,350	$45,200
Accrued rents	71,385	53,613
Accrued other	67,249	9,513
	$177,984	$108,326

Note 7.

Private Placements

On June 15, 2011 the Company and approximately twenty accredited investors entered into a securities purchase agreement and completed a closing of a private offering of 292,500 shares of the Company’s common stock and three series of warrants to purchase up to 585,000 shares of common stock, in the aggregate, for aggregate gross proceeds of $1,170,000. The Company sold the shares at an initial purchase price of $4.00 per share, which may be adjusted downward, but not to less than $2.00 per share, under certain circumstances. In addition to the shares, the Company issued: (i) Series A Common Stock purchase warrants to purchase up to 292,500 shares of common stock at an exercise price of $3.00 per share; (ii) Series B Common Stock purchase warrants to purchase up to 146,250 shares of common stock at an exercise price of $5.00 per share and (iii) Series C Common Stock purchase warrants to purchase up to 146,250 shares of common stock at an exercise price of $10.00 per share.

In August 2011, a majority of the investors in the June 15, 2011 private offering, entered into a Notice, Consent, Amendment and Waiver Agreement (“Amendment Agreement”) with the Company in connection with the August Offering (defined below). Under the terms of the Amendment Agreement, the investors (i) waived any right to participate in the August Offering or related offerings, (ii) waived a provision prohibiting certain subsequent equity sales and (iii) amendment to per share price protection. In exchange, the Company lowered the sale price of the

June 15, 2011 private offering from $4.00 per share to $2.00 per share and accordingly issued an additional 292,500 common shares under that agreement.

Garden State Securities, Inc. acted as our exclusive placement agent in connection with the offering and received a selling commission in cash of 10 percent of the aggregate funds raised, with an additional two percent in non-accountable cash expense allowance. In addition, the Company issued to Garden State Securities common stock purchase warrants equal to 10 percent of (i) the number of shares and (ii) the number of shares of common stock issuable upon exercise of the warrants, with an exercise price of $3.00 per share.

On August 29, 2011, the Company raised aggregate gross proceeds of $1,800,000 under a private placement of securities (the “Debentures”) with six accredited investors. Investors purchased Senior Convertible Debentures, in the aggregate principal amount of $1,800,000. The Debentures bear interest at a rate of 12% per annum and are payable quarterly. Principal and accrued interest on the Debentures will automatically convert into equity securities identical to those sold to investors in the Company’s next offering of at least $4 million of gross proceeds of equity or equity linked securities (excluding the principal amount under the Debentures) that is consummated during the term of the Debentures (a “Qualified Financing”) at a conversion price equal to 80% of the price paid by investors in the Qualified Financing (the “Conversion Price”). Furthermore, the Debentures may be converted at anytime at the option of the each Investor into shares of the Company's common stock, $.002 par value per share at an initial conversion price of $2.00 per share, subject to adjustment. The Debenture is due and payable on March 1, 2012 (the “Maturity Date”). In the event a Qualified Financing is not consummated on or before the Maturity Date, the entire principal amount of the Debenture, along with all accrued interest thereon, shall, at the option of the holder, be convertible into the Company’s common stock at a conversion price equal to $2.00 per share.   The Company determined that the conversion option in the debentures was beneficial at issuance.  As such, the Company recorded a discount from the beneficial conversion option of approximately $244,000 which will be accreted to interest expense throughout the term of the debentures.

Each Investor also received a Warrant exercisable for a period of three years from the Closing Date to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing the principal amount of the Debenture by the Conversion Price at an exercise price equal to $2.00, subject to adjustment (the “Exercise Price”). If a Qualified Financing does not occur on or before the Maturity Date, then each Warrant will be exercisable for that number of shares of common stock equal to the principal amount of the Debenture purchased divided by $0.90. Under the terms of the Warrant, the Investor received cashless exercise rights in the event the underlying shares of common stock are not registered at the time of exercise. The Debentures and Warrants also provide for full-ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the Exercise Price of the Warrants, except in connection with the following issuances of the Company's common stock, or securities convertible into common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) securities issuable upon the exchange or exercise of the Debenture or Warrants, (iii) securities issued pursuant to acquisitions or strategic transactions, or (iv) securities issued to the Placement Agent. See Note 8 for additional information about the warrants issued under this transaction.

From April 2010 through July 2010, we sold Units containing common stock and warrants raising gross proceeds of $2,600,000 (net proceeds of $2,267,813 after offering related costs of $332,187), to 64 accredited investors (the “2010 Private Placement). We secured $2,495,000 prior to June 30, 2010 and $105,000 in July 2010. The selling price was $2.00 per Unit; each Unit consists of: (1) one share (pre 1:20 reverse split) of common stock, par value $.002 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $3.00 per share; (3) one Series B Warrant to purchase one share of common stock exercisable at $5.00 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $10.00 per share. In connection with the 2010 Private Placement we issued 1,300,000 shares of common stock and warrants exercisable to purchase 3,900,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.20 per share, subject to certain conditions. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

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

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain cashless exercise and anti-dilution provisions.  (See Note 8. Warrant Liability)

Warrants issued to Forge Financial Group, Inc as placement agent to our April 2010 through July 2010 Unit offering contained an exercise price reset provision (or “down-round” provision). The Company accounted for these warrants as a liability equal to their fair value on each reporting date.

Note 8.

Warrant Liabilities

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

The assumptions used in connection with the 2010 Private Placement with the valuation as of June 22, 2011 were as follows:

Number of shares underlying the warrants	520,000
Exercise price	$2.00 - $10.00
Volatility	158%
Risk-free interest rate	.68%
Expected dividend yield	0.00%
Expected warrant life (years)	1.83 – 2.08

The Company recognized these warrants as a liability equal to their fair value on each reporting date. On June 22, 2011, the warrant holders converted their warrants on a cashless basis into 331,303 common shares at an agreed upon stock price of $16.40 per share. As a result of the warrant conversion we re-measured the fair value of these warrants as of June 22, 2011, and recorded other income associated with the re-measurement of $523,553.

In connection with our $1,800,000 12% convertible debenture issuance in August 2011, the Company issued warrants to the investors and placement agent which contained provisions that protect holders from a decline in the issue price of our common stock or “down-round” provisions. The warrants also contain net settlement provisions. Accordingly, the Company accounted for these warrants as liabilities instead of equity. In addition, we considered the dilution and repricing provisions triggered by the Company’s October 2011 follow-on offering which impacted the accounting recognition of this financing.

The Company initially recognized the debenture holders’ warrants as liabilities equal to their allocated fair value of $1,556,289 on issuance which was recorded as a debt discount on the debentures. The debt discount is being accreted to interest expense throughout the term of the debentures. The Company recorded a warrant liability of $1,522,784 related to the placement agent warrants on their date of issuance with the offset recorded to debt issuance costs. The warrants were revalued as of September 30, 2011 and the Company recognized a warrant revaluation expense of $6,089,324 for the three and six months ended September 30, 2011 in relation to this transaction.

The assumptions used in connection with the valuation of warrants issued in connection with our 12% convertible debenture financing on the date of grant were as follows:

Number of shares underlying the warrants	9,953,435
Exercise price	$.64
Volatility	190%
Risk-free interest rate	.35%
Expected dividend yield	0.00%
Expected warrant life (years)	3.00

The assumptions used in connection with the remeasurement at September 30, 2011 of the warrants issued with our 12% convertible debenture financing were as follows:

Number of shares underlying the warrants	9,953,435
Exercise price	$.64
Volatility	190%
Risk-free interest rate	.42%
Expected dividend yield	0.00%
Expected warrant life (years)	3.00

Recurring Level 3 Activity and Reconciliation

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the six months ended September 30, 2011for all financial liabilities categorized as Level 3 as of September 30, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability 2010 Private Placement:
Balance as of April 1, 2011	$4,117,988
Decrease in fair value of warrants as of conversion date	(523,553)
Conversion to common stock	(3,594,435)
Balance as of September 30, 2011	$—

Warrant liability 12% convertible debenture:
Balance as of April 1, 2011	$—
Initial measurement of investor warrants	1,556,289
Initial measurement of placement agent warrants	1,522,784
Increase in fair value warrants included in earnings	6,089,324
Balance as of September 30, 2011	$9,168,397

Note 9.

Related Party Transactions

The current officers and directors of the Company own or beneficially control approximately 5,080,294 common shares representing approximately a 42% ownership interest at September 30, 2011. Accordingly, they are in a position to significantly influence the election of all new directors and dissolve, merge or sell our assets or otherwise direct our affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation takeover or other business combination involving the Company, which in turn could depress the market price of our common stock.

Our Chief Executive Officer had loaned the Company funds in the past to meet short-term working capital needs. These loans totaled $107,000, with related accrued interest of $2,354 at September 30, 2011 and March 31, 2011, respectively. The loan was unsecured and carried an interest rate of 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note was convertible into common shares of the

Company at $1.50 per share and bears interest at 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470. Accordingly, a beneficial conversion feature of $107,000 was recognized and was accreted to interest expense over the initial one year term of the note.  The accreted note payable to officer balance totaled $107,000 and $91,219 at September 30, 2011 and March 31, 2011, respectively.  On May 25, 2011, the Promissory Note was amended to extend the maturity one additional year under the same terms.

On August 18, 2011, our Chief Executive Officer entered into a Subordination Agreement relating to his note. In connection with our August 2011 Bridge financing in the amount of $1,800,000, Mr. Rogai agreed to subordinate his position to that of the Bridge Offering investors.

Note 10.

Notes Payable

On April 11, 2011, the Company and Octagon Capital Partners (“Octagon”), an accredited investor, entered into a securities purchase agreement in which Octagon purchased from the Company a convertible debenture, in the principal amount of $750,000. The debenture bears interest at a rate of 0% per annum and is convertible into shares of the Company's common stock at any time commencing on the date of the debenture at a conversion price of $4.00 per share, subject to adjustment. The debenture was due and payable on December 1, 2011.  In connection therewith, the Company also issued the following warrants to Octagon: 187,500 Series A Common Stock Purchase Warrants exercisable at $3.00 per share, 93,750 Series B Common Stock Purchase Warrants exercisable at $5.00 per share and 93,750 Series C Common Stock Purchase Warrants exercisable at $10.00 per share. Total commissions and fees payable to the placement agent in connection with this transaction are $90,000 in cash, 42,187 Series A Common Stock Purchase Warrants exercisable at $3.00 per share and 14,062 Series B Common Stock Purchase Warrants exercisable at $5.00 per share.  Warrants issued to the placement agent in this transaction had a fair value at issuance of $284,121 which was recorded as a debt issuance cost and is being accreted to interest expense over the term of the debenture.  Upon issuance of the debenture, the Company accounted for the transaction under the guidance of ASC 470-Debt and ASC 815-Derivatives and Hedging.  As the ultimate conversion rates may change due to a ”down-round” provision, the Company bifurcated the conversion option and recorded a derivative liability which is adjusted to market each reporting period. The derivative liability was initially valued at $222,674 on the date of the transaction and was recorded as a debt discount with the credit to a derivative liability. The change in fair value of the derivative liability recognized totaled approximately $62,000 and $209,000 for the three month and six month periods ended September 30, 2011, respectively. The derivative liability was re-measured at fair value of $13,323 on August 28, 2011 the effective date of the company’s closing of its $1,800,000 convertible debenture transaction. As the conversion price of the debentures became fixed, the fair value of the derivative liability was reclassified to equity as it no longer met bifurcation criteria,on August 28, 2011. The relative fair value of the detachable warrants, initially recorded at $527,326, was recorded as a debt discount and was initially being accreted to interest expense under the effective interest rate method over the term of the debenture, due December 1, 2011.

On August 17, 2011, Octagon entered into an Amendment to its convertible debenture, modifying the converstion option The Amendment was entered into in connection with the Company’s $1,800,000 12% convertible debenture transaction concluded on August 28, 2011. The Amendment transaction was treated as an extinguishment of debt related to the original Octagon note, effective on August 28, 2011, the closing date of the 12% convertible debenture transaction. Accordingly, the carrying value of the Octagon debenture on August 28, 2011 of $193,650 including the unaccreted balances in the related note discount and debt issuance cost of $277,524 were written-off with a loss on extinguishment of debt being recognized of $2,950,513 and a fair value of the modified note obligation being recognized of  $3,144,163.   The fair value of the modified note was determined by fair valuing 1,171,875 common shares and 1,171,875 related investor warrants as of August 29, 2011, the modification date.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3) – See note 8 for assumptions used:

Derivative liability:
Balance April 1, 2011	$—
Initial valuation	222,674
Revaluation of derivative	(209,351)
Reclassification to equity	(13,323)
$—

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

Due to the default status of the notes for failure to make timely interest payments, during the first fiscal quarter of fiscal 2011, the Company entered into a series of Amendment and Exchange Agreements, modifying the terms and conditions of their 12% Senior Working Capital Notes and Revenue Participation Agreements, which totaled $687,500.

In May 2010, concurrent with the completion of the Merger Agreement, the Amended and Restated Senior Working Capital Notes totaling $687,500 were converted, at the contractual agreed upon rate of $1.334 per share, resulting in the issuance of 515,360 common shares. Also, as provided in the amended note agreements, upon conversion, the note holders were paid interest through December 31 2010, the maturity date. Actual interest earned prior to conversion plus the additional interest through the maturity date totaled $84,379. The entire interest payment was paid in cash and charged to interest expense in May 2010.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on September 30, 2011:

	Operating Leases	Capital Leases
Year 1	$168,138	$—
Year 2	80,910	—
Year 3	—	—
Year 4	—	—
Year 5	—	—
	$249,048	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,386 and $62,722 for the three month and six month periods ending September 30, 2011 and 2010 and $31,387 and $57,586 for the three month periods and six month periods ending September 30, 2010, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010 (“Termination Date”), of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at September 30, 2011 and March 31, 2011, respectively.

Note 12.

Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at September 30, 2011 and March 31, 2011, respectively.

Common Stock

At September 30, 2011 we are authorized to issue up to 750,000,000 shares of common stock, $.002 par value per share.

At September 30, 2011 and March 31, 2011, the Company had 12,069,526 and 10,886,374 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Effective June 15, 2011, based on a majority shareholder vote, our articles of incorporation were amended to increase our authorized common stock from 400,000,000 to 750,000,000 shares.

All share and per share information contained in this report gives retroactive effect to a 1 for 20 (1:20) reverse stock split of our outstanding effective October 27, 2011 and a 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and the reverse recapitalization transaction completed in May 2010.

Share Issuances

Common Stock and Warrants

On April 1, 2011, the Company issued 5,000 shares under a financial consulting and management agreement with a fair value of $75,000. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date.

On April 18, 2011, the Company issued 6,849 shares under a one year infomercial monitoring agreement. The transaction had fair value of $100,000 on the commitment date based on the closing price of our common stock.  The fair value of the stock granted was recorded as a prepaid expense and is being amortized over the term of the agreement.

On May 27, 2011 and June 15, 2011, the Company issued a total of 292,500 common shares and (i) 380,250 Series A warrants exercisable at $3.00 per share, (ii) 146,250 Series B warrants exercisable at $5.00 per share and (iii) 146,250 Series C warrants exercisable at $10.00 per share. These securities, as further described in Note 7 – Private Placements, were issued in connection with a private placement completed in June 2011 with gross proceeds of $1,170,000.

On June 1, 2011, the Company issued 75,000 warrants to a consulting firm representing the Company in Canada. The warrants vest over fourteen months, are exercisable for a period of three years from grant date and exercisable at $3.15 per share. The Company valued these warrants using the Black-Scholes model. The initial grant date fair value was $205,962 which is being recorded as consulting expenses in selling, general and administrative expenses, over the vesting period with unvested components being marked-to-market every reporting period throughout the vesting term.  The assumptions used in the valuation on June 1, 2011 were as follows:

Number of shares underlying the warrants	75,000
Exercise price	$3.15
Volatility	175%
Risk-free interest rate	.74%
Expected dividend yield	0.00%
Expected warrant life (years)	3.00

The assumptions used in the valuation at September 30, 2011 were: number of shares underlying warrants-75,000; exercise price $3.15; volatility 190%; risk free interest rate .42%; expected dividend yield of 0.00% and expected life of 2.67  years.

The Company recognized consulting expense under this agreement of $32,484 and $95,292 for the three month and six month period ending September 30, 2011, respectively.

On June 2, 2011, the Company issued 250,000 shares of its common stock to the sole member of Seen On TV, LLC pursuant to an acquisition agreement with Seen on TV, LLC to acquire certain assets from Seen On TV, LLC, including but not limited to the “AsSeenOnTV.com” domain name. The shares had a fair value of $500,000 at the contract date. The fair value was derived from the closing price of our common stock on the contract commitment date.  The Company also paid cash consideration to Seen On TV, LLC as part of this agreement during the six months ended September 30, 2011 of $40,000. As no finalized acquisition agreement has been reached as of September 30, 2011 or the date of this report, the Company recorded the fair value of the shares issued and the cash consideration paid as a deposit on the acquisition.

On June 22, 2011 the Company issued an aggregate of 331,303 shares of common stock to affiliates of Forge Financial Group, Inc., pursuant to the cashless exercise of warrants held by six affiliates of Forge Financial Group. The warrants were issued in connection with the placement agent agreement related to the Company’s completed 2010 Private Placement Offering. The Company did not receive any proceeds in connection with the exercise of the warrants nor pay any commissions or fees in connection with the issuances.

On July 7, 2011, under a consulting agreement related to the Company’s investor relations activities, the Company issued 5,000 shares with a fair value of $9,000 on the contract date. The fair value of the common stock issued was derived from the closing price of our common stock on the contract commitment date.

 On August 17, 2011, under the terms of a Consent Amendment and Waiver Agreement entered into in connection with the Company’s $1,800,000 convertible debenture financing, the Company issued 292,500 shares to Garden State Securities, the placement agent in the Company’s May 27, 2011 private placement.

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “Plans”) and granted 600,000 options and 450,000 options, respectively, under TV Goods stock option plans and such options were exchanged for Company options under the Merger Agreement.

In May 2010, our Board of Directors granted 600,000 options under the Executive Equity Incentive Plan, exercisable at $1.50 per share to two officers and directors of the Company. The shares vest over eighteen months from grant and are exercisable for five (5) years from grant date (May 26, 2010). On September 26, 2011, our Board of Directors granted an additional 150,000 options to an officer and director under the Executive Equity Incentive Plan. The options vest over eighteen months and are exercisable for five years from date of grant. At September 30, 2011, there were 150,000 options available for issuance under the Executive Equity Incentive Plan.

In May 2010, our Board also granted options to purchase an aggregate of 450,000 shares of our common stock with an exercise price of $1.50 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of the grant (March 26, 2010) and are exercisable for five (5) years from their grant date. On July 15, 2010, the Company issued an additional 50,000 shares under the Non Executive Incentive Plan under terms similar to the May 2010 grant. During the quarter ending December 31, 2010, 400,000 shares were forfeited due to termination of employment. In December 2010, an additional 100,000 options were granted under this plan. On September 26, 2011, our Board granted an additional 300,000 options under the Non Executive Plan to nine employees and one consultant. The options vest over eighteen months and are exercisable for five years from date of grant. At September 30, 2011, there were 300,000 shares available for future issuance under the Non Executive Equity Incentive Pan.

The assumption s used in the valuation of the option grants during the quarter ended September 30, 2011 were: number of options granted-450,000; exercise price $1.01; volatility 190%; risk free interest rate .39%; expected dividend yield of 0.00% and expected life of 5.0 years.  The grant date fair value of the options granted was approximately $408,000.  As of September 30, 2011, the Company has a total of approximately $437,000 of unrecognized stock based compensation expense which will be recognized over the remaining vesting period.

Information related to options granted under both our option plans at September 30, 2011 and September 30, 2010 and activity for the quarters then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2011	800,000	$1.58	3.73	$—
Granted	450,000	1.01	5.00
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2011	1,250,000	$1.38	4.18	$—
Exercisable at September 30, 2011	637,500	$1.55	3.67	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2010	—	$—	—	$—
Granted	1,100,000	1.50	5	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2010	1,100,000	$1.50	4.7	$1,870,000
Exercisable at September 30, 2010	—	$—	—	$—

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

Note 13.

Subsequent Events

On October 28, 2011 (the “Closing Date”) the Company, entered into and consummated a Securities Purchase Agreement with certain accredited investors for the private sale (the “Offering”) of 243.1 units (“Unit”) at $50,000 per Unit. Each Unit consisting of (i) 62,500 shares of common stock, and (ii) warrants to purchase 62,500 shares of common stock at an initial exercise price of $1.00 per share (the “Warrants”). Accordingly, for each $0.80 invested, investors received one share of common stock and one Warrant. The Company received gross proceeds of $12,155,000 (net proceeds of approximately $10,591,000 after commissions and offering related expenses) and issued an aggregate of 15,193,750 shares of common stock and 15,193,750 Warrants to the investors pursuant to the Securities Purchase Agreement.

 On November 18, 2011, the Company sold an additional 6.9 Units under the Securities Purchase Agreement, receiving an additional $345,000 in gross proceeds (net proceeds of $264,000 after commissions and offering related expenses), issuing an additional aggregate of 431,250 shares of Common Stock and 431,250 Warrants to investors.

The October 28, 2011 and November 18, 2011 closings brought the total raised under the Securities Purchase Agreement to $12,500,000, the maximum provided, including a $3,500,000 over-allotment, under the Securities Purchase Agreement.

The Warrants are exercisable at any time within five years from the Closing Date at an exercise price of $1.00 per share with cashless exercise in the event a registration statement covering the resale of the shares underlying the Warrants is not in effect within six months of the completion of the Offering. The Warrants also provide for full-ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the exercise price of the Warrants during any period in which such Warrants are outstanding, subject to certain exceptions as set forth in the Warrants.

If during a period of two years from the completion of the Offering, the Company issues additional shares of common stock or other equity or equity-linked securities at a purchase, exercise or conversion price less than $0.80 (subject to certain exceptions and such price is subject to adjustment for splits, recapitalizations, reorganizations), then the Company shall issue additional shares of common stock to the investors so that the effective purchase price per share paid for the common stock included in the Units shall be the same per share purchase, exercise or conversion price of the Additional Shares.

The Company has provided the investors with “piggyback” registration rights with respect to the resale of the common stock and the shares of common stock issuable upon exercise of the Warrants.

The Company engaged a registered broker dealer to serve as placement agent who received (a) selling commissions aggregating 10% of the gross proceeds of the Offering, (b) a non-accountable expense allowance of 2% of the gross proceeds of the Offering to defray offering expenses, (c) five-year warrants to purchase such number of shares of common stock as is equal to 10% of the shares of common stock (i) included as part of the Units sold in this Offering at an exercise price equal to $0.80 per share, and (ii) issuable upon exercise of the Warrants sold in this Offering at an exercise price equal to $1.00 per share, and (d) 100,000 restricted shares of common stock.

The closing of the Offering triggered the automatic conversion of all principal and accrued interest on the $1,800,000 12% Convertible Debentures (“Bridge Debenture”) into Units in the Offering at a conversion price equal to 80% of the price paid by investors in the Offering, or $0.64 for one  share of common stock and one Warrant (the “Debenture Conversion Price”).  The holders of the Bridge Debentures received an aggregate of 2,869,688 shares of common stock and Warrants to purchase 2,869,688 shares of common stock. Each investor in the Bridge Offering also received a warrant (the “Bridge Warrant”) exercisable for a period of three years from the closing date of the Bridge Offering to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing the principal amount of the Bridge Debenture by the Debenture Conversion Price of $0.64 for one share and one warrant (the “Bridge Warrant Exercise Price”). Accordingly, at the closing of the Offering and based on the full ratchet anti-dilution provisions of the Bridge Warrants, investors in the Bridge Offering received Bridge Warrants to purchase an aggregate of 8,789,063 shares of common stock. The Bridge Warrants continue to provide for full-ratchet anti-dilution protection if the Company issues at any time prior to August 30, 2012, any shares of common stock, or securities convertible into common stock, at a price less than the Bridge Warrant Exercise Price, subject to certain exceptions.

Further, pursuant to the August 28, 2011 amendment,  Octagon, the holder of the Company’s debenture in the principal amount of $750,000 issued on April 11, 2011, agreed to amend the Debenture to provide for automatic conversion into the Units in the Offering at the Debenture Conversion Price. Accordingly, the holder of the Debenture received 1,171,875 shares of common stock and warrants to purchase 1,171,875 shares of common stock exercisable at $1.00 per share.

The Placement Agent also served as exclusive placement agent for the Bridge Offering. Accordingly, pursuant to the terms of the Bridge Offering, at the Closing of the Offering the Placement Agent and its assignees received warrants with full ratchet and anti dilution protection to purchase an aggregate of 1,164,375 shares of Common Stock exercisable at $0.64 per share, each warrant exercisable on or before August 29, 2014.

In connection with the Offering, Steve Rogai, the Company’s President and Chief Executive Officer, agreed to convert a 12% convertible promissory note payable to him by the Company in the principal amount of $107,000 (the “Rogai Note”), into Units in this Offering at a conversion price of $0.80 per Share and Warrant. As such, Mr. Rogai was issued 133,750 shares of common stock and 133,750 Warrants in satisfaction of the Rogai Note. Also, the Company’s executive officers each executed a lock up agreement (the “Lock Up Agreement”) which provides that each officer shall not sell, assign, transfer or otherwise dispose of their shares of common stock or other securities of the Company for a period ending 270 days after the completion of the Offering. Following this initial lock-up period, each officer has agreed to an additional six-month lock-up period for their shares during which they each may not sell more than 5,000 shares of common stock per month.

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

Company Overview

We are a direct response marketing company. Our Company identifies, develops, and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to offer a turnkey solution enabling entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from three primary sources (i) infomercial production fees, (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold, and (iii) royalty fees. We do not manufacture any of our products. The Company was formed in October 2009 and as a result has a limited operating history. As of the date of this filing we have generated limited revenues and do not rely on any principal products.

As of September 30, 2011, we had total assets of $3,504,532 and cash on-hand of $492,853, working capital deficit of $11,212,934 and an accumulated deficit of $20,343,793. Included in our current liabilities at September 30, 2011 is $9,168,397 representing the fair value of warrants outstanding. Due to the similar nature of the underlying business and the overlap of our operations, we view and manage these operations as one business; accordingly, we do not report as segments.

Critical Accounting Policies and Estimates

There have been no changes to our Critical Accounting Policies and Estimates in the six months ended September 30, 2011 and 2010.  Critical accounting policies and significant estimates made in accordance with them are discussed with our Board of Directors.  Those policies are discussed under “Critical Account Policies and Estimates” included in our “Management Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our annual report on Form 10K for the year ended March 31, 2011.

Liquidity and Capital Resources

At September 30, 2011, we had a cash balance of approximately $493,000, a working capital deficit of approximately $11.2 and an accumulated deficit of approximately $20.3 million. As we have experienced losses from operations since our inception in October 2009, we have relied on a series of private placements and convertible debentures to fund our operations.

In May 2011, we consummated the issuance and sale of $750,000 in aggregate principal amount of convertible debentures.  The Company paid $90,000, plus warrants, in issuance costs related to these debentures.  The convertible debentures have no stated interest rate.  The debentures were convertible at $4.00 per share, subject to adjustment, and matured on December 1, 2011 unless earlier exchanged or converted.  In addition, during the quarter ended June 30, 2011, we sold Units consisting of common stock and three warrants exercisable at $3.00, $5.00 and $10.00 per share, respectively.  Gross proceeds from this offering totaled $1,170,000 and were offset by issuance costs of approximately $256,000.

In August 2011, the Company raised gross proceeds of $1,800,000 through the private placement issuance of a series of 12% convertible debentures.  The debentures were convertible into common stock and warrants.

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

On October 28, 2011, the Company entered into a securities purchase agreement with closings on October 28, 2011 and November 18, 2011 with total gross proceeds of $12,500,000.  See Note 13 for additional information.

Convertible Notes and Equity

On April 11, 2011 the Company and Octagon Capital Partners, an accredited investor, entered into a securities purchase agreement in which Octagon purchased from the Company a convertible debenture, in the principal amount of $750,000. The debenture bears interest at a rate of 0% per annum and was convertible into shares of the Company's common stock at any time commencing on the date of the debenture at a conversion price of $4.00 per share, subject to adjustment. The debenture has a scheduled maturity of December 1, 2011.  In connection therewith, the Company also issued the following warrants to Octagon: 187,500 Series A Common Stock Purchase Warrants exercisable at $3.00 per share, 93,750 Series B Common Stock Purchase Warrants exercisable at $5.00 per share and 93,750 Series C Common Stock Purchase Warrants exercisable at $10.00 per share. Total commissions and fees payable to placement agents in connection with this transaction are $90,000 in cash, 42,187 Series A Common Stock Purchase Warrants exercisable at $3.00 per share and 14,062 Series B Common Stock Purchase Warrants exercisable at $5.00 per share.  Warrants issued to the placement agent  in this transaction had a fair value at issuance of $284,121 which was recorded as a debt issuance cost and is being accreted to interest expenses over the term of the debenture.  Upon issuance of the debenture, the Company accounted for the transaction under the guidance of ASC 470-Debt and ASC 815-Derivatives and Hedging.  As the ultimate conversion rates may change due to a ”down-round” provision, the Company bifurcated the conversion option and recorded a derivative liability which was adjusted to market each reporting period.  The relative fair value of the detachable warrants, initially recorded at $527,326, was recorded as a debt discount and was initially being accreted to interest expense under the effective interest rate method over the term of the debenture, due December 1, 2011.  The derivative liability was initially valued at $222,674 on the date of the transaction and was recorded as a debt discount with the credit to a derivative liability.  The derivative liability was re-measured at a fair value of $13,300 on August 28, 2011, the effective date of the Company’s closing of its $1,800,000 convertible debenture transaction. As the conversion price of the debentures became fixed, the fair value of the derivative liability on August 28, 2011 was reclassified to equity.

On August 17, 2011, the Octagon Capital Partners entered into an Amendment to their convertible debenture. The Amendment was entered into in connection with the Company’s $1,800,000 12% convertible debenture transaction was treated as an extinguishment of debt related to the original Octagon note. Accordingly, the unaccredited balances in the related note discount and debt issuance cost accounts were written-off with a loss on extinguishment of debt being recognized of $2,950,513 and a fair value of the note obligation being recognized of $3,144,163.

On August 29, 2011, the Company raised aggregate gross proceeds of $1,800,000 under a private placement of securities (the “Debentures”) with six accredited investors. Investors purchased Senior Convertible Debentures, in the aggregate principal amount of $1,800,000. The Debentures bear interest at a rate of 12% per annum and are payable quarterly. Principal and accrued interest on the Debentures will automatically convert into equity securities identical to those sold to investors in the Company’s next offering of at least $4 million of gross proceeds of equity or equity linked securities (excluding the principal amount under the Debentures) that is consummated during the term of the Debentures (a “Qualified Financing”) at a conversion price equal to 80% of the price paid by investors in the Qualified Financing (the “Conversion Price”). Furthermore, the Debentures may be converted at anytime at the option of the each Investor into shares of the Company's common stock, $0.002 par value per share at an initial conversion price of $2.00 per share, subject to adjustment. The Debenture is due and payable on March 1, 2012 (the “Maturity Date”). In the event a Qualified Financing is not consummated on or before the Maturity Date, the entire principal amount of the Debenture, along with all accrued interest thereon, shall, at the option of the holder, be convertible into the Company’s common stock at a conversion price equal to $2.00 per share.   The Company determined that the conversion option in the debentures was beneficial at issuance.  As such, the Company recorded a discount from the beneficial conversion option of approximately $244,000 which will be accreted to interest expense throughout the term of the debentures.

Each Investor also received a Warrant exercisable for a period of three years from the Closing Date to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing the principal amount of the Debenture by the Conversion Price at an exercise price equal to $2.00, subject to adjustment (the “Exercise Price”). If a Qualified Financing does not occur on or before the Maturity Date, then each Warrant will be exercisable for that number of shares of common stock equal to the principal amount of the Debenture purchased divided by $0.90. Under the terms of the Warrant, the Investor received cashless exercise rights in the event the underlying shares of common stock are not registered at the time of exercise. The Debentures and Warrants also provide for full-ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the Exercise Price of the Warrants, except in connection with the following issuances of the Company's common stock, or securities convertible into common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) securities issuable upon the exchange or exercise of the Debenture or Warrants, (iii) securities issued pursuant to acquisitions or strategic transactions, or (iv) securities issued to the Placement Agent. See Note 8 for additional information about the warrants issued under this transaction.

On May 27, 2011 and June 15, 2011 the Company and approximately twenty accredited investors entered into a securities purchase agreement and completed a closing of a private offering of 292,500 shares of the Company’s common stock and three series of warrants to purchase up to 585,000 shares of common stock, in the aggregate, for aggregate gross proceeds of $1,170,000. The Company sold the shares at an initial purchase price of $4.00 per share, which may be adjusted downward, but not to less than $2.00 per share, under certain circumstances. In addition to the shares, the Company issued: (i) Series A common stock purchase warrants to purchase up to 292,500 shares of common stock at an exercise price of $3.00 per share; (ii) Series B common stock purchase warrants to purchase up to 146,250 shares of common stock at an exercise price of $5.00 per share and (iii) Series C common stock purchase warrants to purchase up to 146,250 shares of common stock at an exercise price of $10.00 per share.

Garden State Securities, Inc. acted as our exclusive placement agent in connection with the offering and received a selling commission in cash of 10 percent of the aggregate funds raised, with an additional two percent in non-accountable cash expense allowance. In addition, the Company issued to Garden State Securities 87,750 common stock purchase warrants equal to 10 percent of (i) the number of shares and (ii) the number of shares of common stock issuable upon exercise of the warrants, with an exercise price of $3.00 per share.

On October 28, 2011, the Company entered into a securities purchase agreement with closings on October 28, 2011 and November 18, 2011 with total gross proceeds of $12,500,000.  See Note 13 for additional information.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on September 30, 2011:

	Operating Leases	Capital Leases
Year 1	$168,138	$—
Year 2	80,910	—
Year 3	—	—
Year 4	—	—
Year 5	—	—
	$249,048	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,386 and $62,772 for the three month and six month periods ending September 30, 2011 and $31,378 and $57,586 for the three month and six month periods ending September 30, 2010, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010 (“Termination Date”), of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at September 30, 2011 and March 31, 2011, respectively.

Results of Operations

Revenue for the six month period ending September 30, 2011 totaled $744,383 representing a 63% increase over  the same period of the preceding year. This increase is due in large part to the prior year’s “start up” phase, with the Company having commenced operations in October 2009. While we do anticipate our sales to continue to increase, this growth rate should not be viewed as sustainable over the long-term. Our revenue model includes both providing “turn-key” infomercial production for others as well as marketing specific products for which we have contractual right to the revenue stream. For the six months ending September 30, 2011, approximately 17% of our revenue was attributable to infomercial production income, with the balance being generated by specific product sales for which we contracted marketing and distribution rights. Sales to one of our customers, Home Shopping Network, represented 51% and 27% of our total sales for the quarters ending September 30, 2011 and September 30, 2010, respectively. For the first half of the prior year, revenues primarily resulted from infomercial production revenue billed. While there can be no assurance, we expect this trend in product mix to continue in the future. Management believes that developing a marketing strategy and distributing developed products for which the Company has the licensing rights, will ultimately prove a successful strategy.

Sales revenues for the three month periods ending September 30, 2011 and 2010 remained relatively flat between the periods totaling $258,495 and $292,933, respectively. Infomercial production income for the second quarter for the current fiscal year totaled $15,000 or 2% of total revenue compared to $217,720 or 74% for the same period of the preceding year. This decline represents the intended shift in emphasis by the Company to establishing markets with proprietary products which we believe will prove potentially more profitable in the future.

Cost of revenues for the six month periods ending September 30, 2011 and 2010 totaled $687,941 and $581,274, respectively.  These costs include product costs, studio rentals, the hiring of on-screen talent and editing consulting services.  Generally, the Company enters into contracts with customers intending to market their product via television infomercials.  The projects are “costed-out” and quoted in anticipation of reasonable profit to the

Company.  However, the Company’s business model does provide for the Company to enter into agreements where the Company will absorb costs associated with the infomercial development in exchange for a negotiated percentage of revenue or gross profits.  If, based on the initial marketing results, it is deemed not economically viable to pursue the project, associated cost is properly charged to cost of revenues.  This practice can, and sometimes does, as with the six month period ending September 30, 2010, result in the recognition of costs in excess of related revenues.  For the six month periods ending September 30, 2011 and 2010, the Company reported a gross profit of $24,783 and $56,442, respectively.  Fluctuation in the gross profit from period to period relates primarily to change in revenue mix from a predominance of infomercial revenue to a blend of direct response and live shopping sales with improved margins and royalty fees.

Selling, general and administrative expenses consist primarily of administrative labor costs, consulting fees, marketing related travel expenses, business development costs and legal and accounting fees. Included in the costs in the six months ended September 30, 2011 are certain non-cash expenses including stock based compensation of $123,426 and other equity based compensation to consultants of $279,292. While there can be no assurance, the Company anticipates that selling, general and administrative expenses will decline as a percentage of revenues as it continues to increase sales through the implementation of its marketing and growth plans.

Other Income and Expenses

During the first quarter of fiscal 2012, we recognized approximately $523,553 in income resulting from the revaluation of the fair value of certain warrants issued to a placement agent which were recorded as a liability. The warrants were converted into common stock in June 2011, and the potential gains and losses from revaluation of these warrants will not reoccur in the future.  However, the Company will recognize potential gains or losses attributable to additional warrants recorded as a liability on subsequent financings.  In addition during the quarter ending September 30, 2011, we recognized income in the form of a change in a derivative liability of approximately $209,000.

As a result of the series of amendments and waivers related to the Company’s August 29, 2011 12% convertible financing and the financing itself, the Company recognized certain fair value related entries indicated under the related guidance including ASC 470-Debt.

The Company’s $750,000 convertible debenture held by Octagon Capital Partners was given extinguishment of debt recognition resulting in:

•	revaluation of the related derivative which, following revaluation, was reclassified to equity;

•	recognition of a loss on extinguishment of the debt of $2,950,513;

•	the expensing, to interest expense, of the unaccreted balance in the related debt issuance costs of $277,524; and

•	The recognition of the fair value of the modified note obligation on the extinguishment date of $3,144,163.

As a result of the extinguishment of debt treatment, the Company will not recognize interest expense going forward on accretion related to the Octagon note discount or debt issuance costs balances as they were expensed in total concurrent with the extinguishment recognition.

In connection with the recording of the August 28, 2011 $1,800,000 12% convertible debt financing, the Company recorded:

•

a debt discount equal to $1,800,000 which is being accreted to interest expense over a two month period, approximately $900,000 per month, being fully expensed at its exchange conversion into the October 28, 2011 financing;

•	recognition of debt issuance costs associated with placement agent warrants totaling $1,522,784 to be accreted to interest expense over a two month period; and

•	recognition of the change in the fair value of transaction related warrants at September 30, 2011 of $6,089,324.

During the third fiscal quarter ended December 31, 2011, in connection with our $1,800,000 debenture financing, we will recognize approximately an additional $900,000 and $887,000 in accretion to interest expense related to the note discount and issuance related costs recognized. In addition, the Company will mark-to market the fair value of the related warrants issued.

In connection with our $1,800,000 12% convertible debenture issuance in August 2011, the Company issued warrants to the investors and placement agent which contained provisions that protect holders from a decline in the issue price of our common stock or “down-round” provisions. The warrants also contained net settlement provisions. Accordingly, the Company accounted for these warrant as liabilities instead of equity. In addition, we considered the dilution and repricing provisions triggered by the Company’s October 2011 follow-on offering which impacted the accounting recognition of this financing.

The Company recognized these warrants equal to their allocated fair value on issuance and revalued their fair value as of September 30, 2011.

Interest expenses related to note payable increased significantly for the three month and six month periods ending September 30, 2011 over the previous year.  Interest expense for the quarter ended three month and six month periods ending September 30, 2010 consisted primarily of interest accrued and paid on the Company’s 12% Senior Working Capital Notes which was converted in May 2010. Interest expenses of $2,257,603 and $2,374,674 for the three and six months ending September 30, 2011, include accretion of the debt discounts and debt issuance costs on the Octagon and 12% debentures discussed above.

Subsequent Events

On October 28, 2011 (the “Closing Date”) the Company, entered into and consummated a Securities Purchase Agreement with certain accredited investors for the private sale (the “Offering”) of 243.1 units (“Unit”) at $50,000 per Unit. Each Unit consisting of (i) 62,500 shares of common stock, and (ii) warrants to purchase 62,500 shares of common stock at an initial exercise price of $1.00 per share (the “Warrants”). Accordingly, for each $0.80 invested, investors received one share of common stock and one Warrant. The Company received gross proceeds of $12,155,000 (net proceeds of approximately $10,591,000 after commissions and offering related expenses) and issued an aggregate of 15,193,750 shares of common stock and 15,193,750 Warrants to the investors pursuant to the Securities Purchase Agreement.

The Warrants are exercisable at any time within five years from the Closing Date at an exercise price of $1.00 per share with cashless exercise in the event a registration statement covering the resale of the shares underlying the Warrants is not in effect within six months of the completion of the Offering. The Warrants also provide for full-ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the exercise price of the Warrants during any period in which such Warrants are outstanding, subject to certain exceptions as set forth in the Warrants.

If during a period of two years from the completion of the Offering, the Company issues additional shares of common stock or other equity or equity-linked securities at a purchase, exercise or conversion price less than $0.80 (subject to certain exceptions and such price is subject to adjustment for splits, recapitalizations, reorganizations), then the Company shall issue additional shares of common stock to the investors so that the effective purchase price per share paid for the common stock included in the Units shall be the same per share purchase, exercise or conversion price of the Additional Shares.

The Company has provided the investors with “piggyback” registration rights with respect to the resale of the common stock and the shares of common stock issuable upon exercise of the Warrants.

The Company engaged a registered broker dealer to serve as placement agent who received (a) selling commissions aggregating 10% of the gross proceeds of the Offering, (b) a non-accountable expense allowance of 2% of the gross proceeds of the Offering to defray offering expenses, (c) five-year warrants to purchase such number of shares of common stock as is equal to 10% of the shares of common stock (i) included as part of the Units sold in this Offering at an exercise price equal to $0.80 per share, and (ii) issuable upon exercise of the Warrants sold in this Offering at an exercise price equal to $1.00 per share, and (d) 100,000 restricted shares of common stock.

As previously reported, on August 29, 2011, the Company raised aggregate gross proceeds of $1,800,000 pursuant to a private placement of its securities (the “Bridge Offering”). Pursuant to the Bridge Offering, investors purchased Senior Convertible Debentures (the “Bridge Debentures”) in the aggregate principal amount of $1,800,000. The closing of the Offering triggered the automatic conversion of all principal and accrued interest on the Bridge Debentures into Units in the Offering at a conversion price equal to 80% of the price paid by investors in the Offering, or $0.64 per share of common stock and Warrant (the “Debenture Conversion Price”) and the holders of the Bridge Debentures received an aggregate of 2,869,688 shares of common stock and Warrants to purchase 2,869,688 shares of common stock. Each investor in the Bridge Offering also received a warrant (the “Bridge Warrant”) exercisable for a period of three years from the closing date of the Bridge Offering to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing the principal amount of the Bridge Debenture by the Debenture Conversion Price of $0.64 per share (the “Bridge Warrant Exercise Price”). Accordingly, at the closing of the Offering and based on the full ratchet anti-dilution provisions of the Bridge Warrants, investors in the Bridge Offering received Bridge Warrants to purchase an aggregate of 8,789,063 shares of common stock. The Bridge Warrants continue to provide for full-ratchet anti-dilution protection if the Company issues at any time prior to August 30, 2012, any shares of common stock, or securities convertible into common stock, at a price less than the Bridge Warrant Exercise Price, subject to certain exceptions.

Further, in connection with the Offering, the holder of the Company’s debenture in the principal amount of $750,000 issued on April 8, 2011 (the “April Debenture”), agreed to amend the April Debenture to provide for automatic conversion into the Units in the Offering at the Debenture Conversion Price. Accordingly, the holder of the April Debenture received 1,171,875 shares of common stock and warrants to purchase 1,171,875 shares of common stock exercisable at $1.00 per share.

The Placement Agent also served as exclusive placement agent for the Bridge Offering. Accordingly, pursuant to the terms of the Bridge Offering, at the Closing of the Offering the Placement Agent and its assignees received warrants with full ratchet and anti dilution protection to purchase an aggregate of 1,164,375 shares of common stock exercisable at $0.64 per share, each warrant exercisable on or before August 29, 2014.

In connection with the Offering, Steve Rogai, the Company’s President and Chief Executive Officer, agreed to convert a 12% convertible promissory note payable to him by the Company in the principal amount of approximately $107,000 (the “Rogai Note”), together with accrued interest thereon, into Units in this Offering at a conversion price of $0.80 per Share and Warrant. As such, Mr. Rogai was issued 133,750 shares of common stock and 133,750 Warrants in satisfaction of the Rogai Note. Also, the Company’s executive officers each executed a lock up agreement (the “Lock Up Agreement”) which provides that each officer shall to not to sell, assign, transfer or otherwise dispose of their shares of common stock or other securities of the Company for a period ending 270 days after the completion of the Offering. Following this initial lock-up period, each officer has agreed to an additional six-month lock-up period for their shares during which they each may not sell more than 5,000 shares of common stock per month.

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

Based on this evaluation, our Chief Executive Officer concluded that as of September 30, 2011, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms a (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2011, the Company issued 5,000 shares under a financial consulting and management agreement with a fair value of $75,000. The fair value of the common shares was derived from the closing price of our common stock on the contract commitment date. The securities issued to the Investor were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting transferability absent registration or applicable exemption. The Investor received current information about the Company and had the opportunity to ask questions about the Company.

On April 11, 2011 the Company and Octagon Capital Partners, an accredited investor, entered into a securities purchase agreement Octagon purchased from the Company a convertible debenture, in the principal amount of $750,000. The debenture bears interest at a rate of 0% per annum and is convertible into shares of the Company's common stock at any time commencing on the date of the debenture at an initial conversion price of $4.00 per share, subject to adjustment. The debenture was due and payable on December 1, 2011. In connection therewith, the Company also issued the following warrants to Octagon: 187,500 Series A Common Stock Purchase Warrants, 93,750 Series B Common Stock Purchase Warrants and 93,750 Series C Common Stock Purchase Warrants. Total commissions and fees payable to placement agents in connection with this transaction are $90,000 in cash, 42,187 Series A Common Stock Purchase Warrants and 14,062 Series B Common Stock Purchase Warrants. As the ultimate conversion ratio may change under the terms of convertible debenture, the Company may recognize the intrinsic value of a reduced conversion at a later date. Also, the convertible debenture contains an embedded beneficial conversion feature which, when recognized, will result in a potentially significantly higher interest rate. The securities issued to the Investor were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting transferability absent registration or applicable exemption. The Investor received current information about the Company and had the opportunity to ask questions about the Company.

On April 18, 2011, the Company issued 6,849 shares under a one year infomercial monitoring agreement. The transaction had fair value of $100,000 on the commitment date based on the closing price of our common stock. The securities issued to the Investor were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting transferability absent registration or applicable exemption. The Investor received current information about the Company and had the opportunity to ask questions about the Company.

On June 2, 2011, the Company issued 250,000 shares of its common stock to the sole member of As Seen On TV, LLC pursuant to an acquisition agreement with As Seen on TV. The shares had a fair value of $500,000 at the contract date. The fair value was derived from the closing price of our common stock on the contract commitment date. The securities issued to the Investor were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting transferability absent registration or applicable exemption. The Investor received current information about the Company and had the opportunity to ask questions about the Company.

On June 15, 2011 the Company and approximately twenty accredited investors entered into a securities purchase agreement and completed a closing of a private offering of 292,500 shares of the Company’s common stock and three series of warrants to purchase up to 585,000 shares of common stock, in the aggregate, for aggregate gross proceeds of $1,170,000. The Company sold the shares at an initial purchase price of $4.00 per share, which may be adjusted downward, but not to less than $2.00 per share, under certain circumstances. In addition to the shares, the Company issued: (i) Series A Common Stock purchase warrants to purchase up to 292,500 shares of common stock at an exercise price of $3.00 per share; (ii) Series B Common Stock purchase warrants to purchase up to 146,250 shares of common stock at an exercise price of $5.00 per share and (iii) Series C Common Stock purchase warrants to purchase up to 146,250 shares of common stock at an exercise price of $10.00 per share, The securities were issued to the investors pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and Regulation D, Rule 506 as promulgated thereunder. The investors received current information about the Company and had the opportunity to ask questions about the Company. The securities issued to the investors contain a legend restricting their transferability absent registration or applicable exemption.

Garden State Securities, Inc. acted as our exclusive placement agent in connection with the offering and received a selling commission in cash of 10 percent of the aggregate funds raised, with an additional two percent in non-accountable cash expense allowance. In addition, the Company issued to Garden State Securities 87,750 common stock purchase warrants equal to 10 percent of (i) the number of shares and (ii) the number of shares of common stock issuable upon exercise of the warrants, with an exercise price of $3.00 per share.

On June 22, 2011 the Company issued an aggregate of 331,303 shares of common stock to affiliates of Forge Financial Group, Inc., pursuant to the cashless exercise of warrants held by six affiliates of Forge Financial Group. The warrants were issued in connection with the Placement Agent Agreement related to the Company’s completed 2010 Private Placement Offering. The Company did not receive any proceeds in connection with the exercise of the warrants nor pay any commissions or fees in connection with the issuances. The securities issued to the Investor were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting transferability absent registration or applicable exemption. The Investor received current information about the Company and had the opportunity to ask questions about the Company.

On July 7, 2011, under a consulting agreement related to the Company’s investor relations activities, the Company issued 5,000 shares with a fair value of $9,000 on the contract date. The fair value of the common stock issued was derived from the closing price of our common stock on the contract commitment date. The securities issued were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting transferability absent registration or applicable exemption. The investors received current information about the Company and had the opportunity to ask questions about the Company.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger effective May 28, 2010 (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation dated April 18, 2008 (2)
3.3	Amendment to Articles of Incorporation dated August 5, 2010 (*)
3.4	Amendment to Articles of Incorporation effective June 15, 2011 (9)
3.5	Amendment to Articles of Information dated August 2011 (11)
3.6	Bylaws (2)
4.1	Form of Series A, B and C Warrant (1)

4.2	Form of Placement Agent Warrant (1)
4.3	Convertible Promissory Note issued to Steven Rogai (1)
4.4	Form of Series A-1, B-1 and C-1 Warrant (*)
4.5	Convertible Debenture dated April 11, 2011 (6)
4.6	Form of Convertible Debenture dated August 29, 2011 (10)
4.7	Form of Warrant dated August 29, 2011 (10)
10.1	Services Agreement with Kevin Harrington (1)
10.2	Executive Equity Incentive Plan (3)
10.3	Non Executive Equity Incentive Plan (3)
10.4	Lease Agreement (to be filed by amendment)
10.6	Form of 2010 Private Placement Subscription Agreement (*)
10.7	Form of October 2010 Private Placement Subscription Agreement (*)
10.8	Securities Purchase Agreement dated April 11, 2011 (6)
10.9	Securities Purchase Agreement dated May 27, 2011 (7)
10.10	Severance, Consulting and Release Agreement dated March 23, 2011 (*)
10.11	Securities Purchase Agreement dated August 29, 2011 (10)
10.12	Amendment to Convertible Debenture dated April 8, 2011, effective August 29, 2011 (10)
10.13	Notice, Consent, Amendment and Waiver Agreement between the Company and a majority of the Purchasers under the Securities Purchase Agreement dated May 27, 2011, effective August 29, 2011 (10)
16.1	Letter of Former Accountant (4)
16.2	Letter of Former Accountant (8)
21.1	List of subsidiaries of the Company (*)
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
32.2	Certification Pursuant to Section 1350 (Provided herewith)
101	XBRL Interactive Data File**

———————

*

Incorporated by reference to Form S-1 Registration Statement filed November 23, 2010, as amended (333-170778).

**

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

(5) Incorporated by reference to Form 10-Q Quarterly Report for the period ended December 31, 2010.

(6) Incorporated by reference to Form 8-K dated April 11, 2011 filed on April 15, 2011.

(7) Incorporated by reference to Form 8-K dated May 27, 2011 filed on June 8, 2011.

(8) Incorporated by reference to Form 8-K dated June 8, 2011 filed on June 14, 2011.

(9) Incorporated by reference to the Company’s Schedule 14C Definitive Information Statement filed on May 26, 2011.

(10) Incorporated by reference to Form 8-K dated August 29, 2011 filed on August 31, 2011.

(11) Incorporated by reference to Schedule 14C Information Statement filed on September 19, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2011

As Seen On TV, Inc.

By:	/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer
Chief Financial Officer