Form 10-Q
period 2011-12-31
As Seen On TV, Inc.
filed 2012-02-14
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2011
Or

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of February14, 2012
Common Stock, $0.0001 Par Value Per Share			31,970,784

As Seen On TV, Inc. and Subsidiaries

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets as of December 31, 2011 (Unaudited)

March 31, 2011

1

Condensed Consolidated Statement of Operations (Unaudited) for the three month and and nine month periods ending December 31, 2011 and December 31, 2010

2

Condensed Consolidated Statement of Stockholders' Equity/(Deficiency) (Unaudited for

the period April 1, 2011 to December 31, 2010

3

Consolidated Statement of Cash Flows (Unaudited) for the nine month periods ending

December 31, 20011 and December 31, 2010

4

Consolidated Statement of Cash Flows (Continued)

5

Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

24

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

29

Item 4.

Controls And Procedures

29

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

31

Item 1A.

Risk Factors

31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.

Defaults Upon Senior Securities

31

Item 4.

(Removed And Reserved)

31

Item 5.

Other Information

31

Item 6.

Exhibits

31

Signatures

33

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$7,097,285	$35,502
Accounts receivable, net	1,146,572	82,238
Advances on inventory purchases	2,134,298	—
Inventories	1,485,639	1,107
Deferred offering costs	—	63,500
Prepaid expenses and other current assets	394,597	46,370
Total current assets	12,258,391	228,717

Investments, at cost	150,000	150,000
Property, plant and equipment, net	149,148	92,732
Deposit on asset acquisition	719,192	—

Total Assets	$13,276,731	$471,449
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$1,316,670	$332,833
Notes payable officer	—	91,219
Deferred revenue	68,250	88,652
Accrued interest related parties	1,284	2,354
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	309,434	108,326
Notes Payable – Current Portion	47,342	9,714
Warrant liability	30,838,629	4,117,988
Total current liabilities	32,737,609	4,907,086

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 shares authorized at December 31, 2011 and 400,000,000 shares authorized at March 31, 2011, respectively, and; 31,970,784 and 10,886,374 issued and outstanding at December 31, 2011 and March 31, 2011, respectively.	3,197	1,089
Additional paid-in capital	—	3,460,597
Accumulated deficit	(19,464,075)	(7,897,323)
Total stockholders' equity (deficiency)	(19,460,878)	(4,435,637)

Total liabilities and stockholders' equity (deficiency)	$13,276,731	$471,449

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Revenues	$2,606,034	$391,710	$3,350,417	$848,941
Cost of revenues	1,409,310	587,309	1,917,947	1,168,583

Gross profit (loss)	1,196,724	(195,599)	1,432,470	(319,642)

Operating expenses:
Selling and marketing expenses	1,762,583	—	1,941,886	—
General and administrative expenses	1,367,264	1,039,664	3,167,795	2,868,897

Loss from operations	(1,933,123)	(1,235,263)	(3,677,211)	(3,188,539)

Other (income) expense:
Warrant revaluation	(5,977,192)	(278,113)	(411,421)	(2,121,288)
Loss of extinguishment of debt	—	—	2,950,513	—
Revaluation of derivative liability	—	—	(209,351)	—
Registration rights penalty	—	—	—	75,000
Interest income - related party	—	(2,340)	—	(10,440)
Other (income) expense	(8,039)	4,090	(9,465)	(23,602)
Interest expenses - notes payable	1,806,014	339	4,180,688	66,145
Interest expense - related party	1,070	20,233	23,271	44,939
	(4,178,147)	(255,791)	6,524,235	(1,969,246)

Income/(loss) before income taxes	2,245,024	(979,472)	(10,201,446)	(1,219,293)

Provision for income taxes	—	—	—	—

Net income/(loss)	$2,245,024	$(979,472)	$(10,201,446)	$(1,219,293)

Income/ (loss) per common share:
Basic	$(0.09)	$(0.10)	$(0.62)	$(0.13)
Diluted	$(0.08)	$(0.10)	$(0.62)	$(0.13)
Weighted-average number of common shares outstanding:
Basic	26,179,515	10,187,700	16,358,756	9,679,038
Diluted	28,707,965	10,187,700	16,358,756	9,679,038

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

FOR THE PERIOD FROM APRIL 1, 2011 THROUGH DECEMBER 31, 2011

(UNAUDITED)

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2011	10,886,374	$1,089	$3,460,597	$(7,897,323)	$(4,435,637)

Common shares issued for services	16,849	2	183,998	—	184,000

Warrants issued for services	—	—	135,207	—	135,207

Common stock issued in Private Placement, net of offering costs of $255,900	292,500	29	914,071	—	914,100

Common shares issued in Unit offering net of Offering costs of $1,605,747	15,625,945	1,563	10,892,690		10,894,253

Placement Agent consideration For Unit offering	100,000	10	(10)	—	—

Common shares issued on conversion of notes payable in Unit offering	4,041,563	404	4,980,359		4,980,763

Warrants issued in Unit offering			(26,282,119)	(1,365,306)	(27,647,425)

Common shares issued on conversion of related party note payable	133,750	13	106,987		107,000

Share-based compensation	—	—	283,199	—	283,199

Cashless exercise of Placement Agent warrants	331,303	33	3,594,402	—	3,594,435

Shares issued under repricing agreement	292,500	29	(29)	—	—

Warrants issued on deposit of Asset acquisition	—	—	162,192	—	162,192

Common shares issued on deposit of assets acquisition	250,000	25	499,975	—	500,000

Warrants issued with convertible note	—	—	811,447	—	811,447

Beneficial conversion feature on note payable	—	—	243,711	—	243,711

Settlement of derivative liability	—	—	13,323	—	13,323

Net loss	—	—	—	(10,201,446)	(10,201,446)

Balance December 31, 2011	31,970,784	$3,197	$—	$(19,464,075)	$(19,460,878)

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income/(loss)	$(10,201,446)	$(1,219,293)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	36,101	13,817
Amortization of discount on convertible debt	1,993,650	—
Amortization of deferred financing costs	2,149,491	—
Warrants issued for services	135,207	—
Share-based compensation	283,199	450,264
Interest accretion in related party note payable	15,781	34,585
Shares issued for consulting services	184,000	328,500
Change in fair value of warrants	(411,421)	(2,121,288)
Accrued interest income – related party	—	(10,440)
Accrued registration penalty	—	75,000
Change in derivative liability	(209,351)	—
Loss on extinguishment of debt	2,950,513	—
Accrued interest-related party	(1,070)	33

Changes in operating assets and liabilities:
Accounts receivable	(1,064,334)	(61,183)
Deposits towards inventory purchases	(2,134,298)	—
Inventories, net	(1,484,532)	7,151
Deferred production costs	—	(19,413)
Prepaid expenses and other current assets	(348,227)	(42,733)
Accounts payable	983,836	129,122
Deferred revenue	(20,402)	13,550
Accrued expenses and other current liabilities	300,489	22,247
Net cash used in operating activities	(6,842,815)	(2,400,081)

Cash flows from investing activities:
Investments	—	(582,100)
Deposit on asset acquisition	(57,000)	—
Reverse recapitalization transaction	—	(320,000)
Additions to property, plant and equipment	(92,517)	(77,907)
Net cash used in investing activities	(149,517)	(980,007)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	2,550,000	—
Costs associated with convertible debt	(342,586)	—
Proceeds of notes payable	82,694	27,295
Repayment of notes payable	(44,346)	(58,721)
Loans from related parties	—	(513)
Proceeds from private placement of common stock	13,670,000	3,825,000
Costs associated with private placement	(1,861,647)	(349,437)
Net cash provided by financing activities	14,054,115	3,443,624

Net increase in cash and cash equivalents	7,061,783	63,536

Cash and cash equivalents - beginning of period	35,502	74,991
Cash and cash equivalents - end of period	$7,097,285	$138,527

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended December 31,
	2011	2010
Supplemental disclosures of cash flow information
Interest paid in cash	$9,507	$93,884
Taxes paid in cash	—	—
Non Cash Investing and Financing Activities
Common shares issued towards settlement of notes payable	107,000	$687,500
Common shares issued in payment of related party receivables	—	151,400
Shares issued on acquisition deposit	$500,000	—
Warrants issued with debt	$811,447	2,182,732
Cashless exercise of placement agent warrants	$3,594,435	—
Deferred offering costs	$63,500	—
Beneficial conversion feature on note payable	$243,711	—
Settlement of derivative liabilities	$13,323	—
Warrant liabilities	$27,647,425	$2,182,732
Common Shares issued in conversion of notes payable	$4,980,763	$—

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.

Description of Our Business

As Seen On TV, Inc., a Florida corporation (the “Company” or “ASTV”), was organized in November 2006. ASTV and its operating subsidiaries (collectively referred to as the “Company”)  market and distribute products and services through direct response channels. Our operations are conducted principally through our wholly-owned subsidiary, TV Goods, Inc., a Florida corporation organized in October 2009 (“TVG”).

Our executive offices are located in Clearwater, Florida.

Due to the similar nature of the underlying business and the overlap of our operations, we view and manage these operations as one business; accordingly, we do not report as segments.

Note 2.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of March 31, 2011 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three months and nine months ended December 31, 2011 are not necessarily indicative of the results of operations or cash flows to be expected for any future period or for the year ending March 31, 2012.

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

Effective October 27, 2011, the Company changed its name from H & H Imports, Inc. (“H&H”) to As Seen On TV, Inc.

On May 28, 2010, H&H completed an Agreement and Plan of Merger (the “Merger Agreement”) with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and the Company’s wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of the Company. TVG is a wholly owned subsidiary of TV Goods (TV Goods and TVG sometimes collectively referred to in this report as “TV Goods”). Under the terms of the Merger Agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98% of the total shares of H&H issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 whereby TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. In connection with the recapitalization transaction, TV Goods paid $320,000 consideration in cash to the legal acquirer. As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer, March 31.

All share and per share information contained in this report gives retroactive effect to a 30 for 1 (30:1) forward stock split of our outstanding common stock effective March 17, 2010 and reverse recapitalization transaction completed May 28, 2010 and a 1 for 20 (1:20) reverse stock split effective October 27, 2011.

All inter-company account balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3.

Liquidity

Since inception until our third fiscal quarter ending December 31, 2011, we have had limited sales and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.

At December 31, 2011, we had a cash balance of approximately $7.1 million, a working capital deficit of approximately $20.5 million and an accumulated deficit of approximately $19.5 million. As we have experienced losses from operations since our inception in October 2009, we have relied on a series of private placements and convertible debentures to fund our operations. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes the Company has sufficient cash resources to sustain operations through at least March 2013. The Company plans to increase revenues in order to reduce, or eliminate, its operating losses.  In the event the Company incurs further losses, the Company may seek additional capital from external sources in order to enable it to continue to meet its financial obligations until it achieves profitability.  There can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

Note 4.

Summary of Significant Accounting Policies

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

Revenue Recognition

We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customer’s order is received and we receive acknowledgment of receipt by a third party shipper or cash is received by our third party facilitator.

We also have offered our customers on a limited basis, services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Production costs associated with a given project are deferred until the related revenues are earned and recognized. As of December 31, 2011 and March 31, 2011 we had recognized deferred revenue of $68,250 and $88,652, respectively.

The Company has a return policy whereby the customer can return any product within 60 days of receipt for a full refund excluding shipping and handling. However, historically the Company has accepted returns past 60 days of receipt. The Company provides an allowance for returns based upon past experience and industry knowledge. All significant returns for the periods presented have been offset against gross sales. The Company also provides a reserve for warranty which is not deemed to be significant as of December 31, 2011.

Investments

We carry our investments at December 31, 2011 and March 31, 2011, at our direct cash cost. The amounts paid were determined by contract provision on the contract commitment date. Due to our percentage ownership of 10% and lack of significant influence, the investments made by the Company are not accounted for under the consolidation or equity methods of accounting. These investments are accounted for under the cost method as provided under ASC 325-Investments-Other. Under this method, the Company’s share of the earnings or losses of each investee company are not included in our Condensed Consolidated Statement of Operations. However, impairment charges, if any, are recognized in the Condensed Consolidated Statement of Operations. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

Receivables

Accounts receivable consists of amounts due from the sale of our direct response and home shopping related products.  Accounts receivables totaled $1,146,572 and $82,238 at December 31, 2011, and March 31, 2011, respectively. Our allowance for doubtful accounts at December 31, 2011, and March 31, 2011, totaled $113,381 and $25,000, respectively. The allowances are estimated based on historical customer experience and industry knowledge.

Inventories and Advances on Inventory Purchases

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Inventories totaled $1,485,639 and $1,107 at December 31, 2011 and March 31, 2011, respectively. As we do not internally manufacture any of our products, we do not maintain raw materials or work-in-process inventories. In addition, the Company had made advanced deposits against inventory orders placed totaling $2,134,298 and $0 at December 31, 2011 and March 31, 2011, respectively.

At December 31, 2011, the Company had a balance of $2,134,298 in deposits on inventory purchases.  This balance represents payments made to our product suppliers in advance of delivery to the Company.  Upon delivery and receipt by the Company of the items ordered, and the Company taking  title to the goods, the balances are transferred to inventory.

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

Depreciation expense totaled $14,779 and $36,101 for the three month and nine month periods ending December 31, 2011, respectively and $7,472 and $13,817 for the three month and nine month periods ending December 31, 2010, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended December 31, 2011 and 2010, respectively. All potentially dilutive common shares were anti-dilutive for the nine months ended December 31, 2011, and for the three and nine month periods ending December 31, 2010.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Net Income (loss)	$2,245,024	$(979,472)	$(10,201,446)	$(1,219,293)

Weighted-average number of common shares outstanding	26,179,515	10,187,700	16,358,756	9,679,038

Incremented shares from the assumed exercise of dilutive securities:
Stock options	—	—	—	—
Convertible Note	—	—	—	—
Dilutive warrants	2,528,450	—	—	—
	28,707,965	10,187,700	16,358,756	9,679,038
Net earnings (loss) per share:
Basic	$0.09	$(0.10)	$(0.62)	$(0.13)
Diluted	$0.08	$(0.10)	$(0.62)	$(0.13)

The following securities were not included in the computation of diluted net earnings per share as their effect would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Stock options	1,300,000	800,000	1,300,000	800,000
Warrants	29,341,814	5,737,500	40,859,253	5,737,500
Convertible Notes		—	—	—
Related Party Convertible Note		71,333	—	71,333
	30,641,814	6,608,833	42,159,253	6,608,833

Share-Based Payments

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan. In May 2010, the Board of Directors granted 600,000 options under the Executive Equity Incentive Plan and in May 2010 and July 2010, 500,000 options under the Non Executive Equity Incentive Plan. These options were exchanged for Company options with identical terms under the Merger Agreement. The weighted-average grant-date fair value of these awards was $880,000. On February 18, 2011, the Board of Directors increased the number of options available under both the 2010 Executive Equity Incentive Plan and the 2010 Non Executive Incentive Plan by 300,000 options and 300,000 options, respectively.

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

In September 2011, October 2011 and December 2011, the Board of Directors granted an additional 200,000 options to an officer and two directors under the Executive Equity Incentive Plan and 300,000 options under the Non Executive Plan to nine employees and one consultant. The weighted-average grant date fair value of these awards was $458,000

We utilized the Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at December 31, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $1,146,572 at December 31, 2011. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on December 31, 2011, and March 31, 2011, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with various offerings were accounted for as derivatives. Additionally, the Company determined that the conversion feature on the convertible debentures issued in August 2011 and May 2011 qualifies for derivative accounting. See Note 8, Warrant Liabilities and Note 10, Notes Payable, for additional discussion.

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

Note 5.

Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	December 31, 2011	March 31, 2011

Prepaid shipping and freight	$89,619	$—
Prepaid license fees	53,129	—
Prepaid media expense	40,000	—
Prepaid expenses - other	199,429	28,065
Deposits	12,420	12,420
Project deposits	—	5,885
	$394,597	$46,370

Note 6.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2011	March 31, 2011

Accrued compensation	$103,592	$—
Accrued warranty	90,000	—
Accrued professional fees	108,850	45,200
Accrued rents		53,613
Accrued other	6,992	9,513
	$309,434	$108,326

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

In August 2011, a majority of the investors in the June 15, 2011 private offering, entered into a Notice, Consent, Amendment and Waiver Agreement (“Amendment Agreement”) with the Company in connection with the Bridge Debenture (defined below) offering. Under the terms of the Amendment Agreement, all the investors (i) waived any right to participate in the Bridge Debenture offering or related offerings, (ii) waived a provision prohibiting certain subsequent equity sales and (iii) amendment to per share price protection. In exchange, the Company lowered the sale price of the June 15, 2011 private offering from $4.00 per share to $2.00 per share and according issued an additional 292,500 common shares under that agreement to the investors.

The Company engaged a registered broker dealer in connection with the offering and the broker dealer received a selling commission in cash of 10 percent of the aggregate funds raised, with an additional two percent in non-accountable cash expense allowance. In addition, the Company issued to the broker dealer common stock purchase warrants equal to 10 percent of (i) the number of shares and (ii) the number of shares of common stock issuable upon exercise of the warrants, with an exercise price of $3.00 per share.

On August 29, 2011, the Company raised aggregate gross proceeds of $1,800,000 under a private placement of 12% Senior Convertible Debentures  (the “Bridge Debentures”) with six accredited investors. Investors purchased Debentures, in the aggregate principal amount of $1,800,000. The Bridge Debentures carried an interest at a rate of 12% per annum and were payable quarterly. Principal and accrued interest on the Bridge Debentures would automatically convert into equity securities identical to those sold to investors in the Company’s next offering of at least $4 million of gross proceeds of equity or equity linked securities (excluding the principal amount under the Bridge Debentures) that is consummated during the term of the Bridge Debentures (a “Qualified Financing”) at a conversion price equal to 80% of the price paid by investors in the Qualified Financing (the “Conversion Price”). Furthermore, the Bridge Debentures could have been converted at anytime at the option of the each Investor into shares of the Company's common stock, $0.0001 par value per share at an initial conversion price of $2.00 per share, subject to adjustment. The Debenture was due and payable on March 1, 2012 (the “Maturity Date”). In the event a Qualified Financing was not consummated on or before the Maturity Date, the entire principal amount of the Bridge Debenture, along with all accrued interest thereon, would, at the option of the holder, be convertible into the Company’s common stock at a conversion price equal to $2.00 per share.  The Company determined that the conversion option in the debentures was beneficial at issuance.  As such, the Company recorded a discount from the beneficial conversion option of approximately $244,000 which was accreted to interest expense throughout the term of the Bridge Debentures.

Each investor also received a Bridge Warrant exercisable for a period of three years from the Closing Date to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing the principal amount of the Debenture by the Conversion Price at an exercise price equal to $2.00, subject to adjustment. If a Qualified Financing did not occur on or before the Maturity Date, then each Warrant would have been exercisable for that number of shares of common stock equal to the principal amount of the Debenture purchased divided by $0.90. Under the terms of the Bridge Warrant, the investor received cashless exercise rights in the event the underlying shares of common stock are not registered at the time of exercise. The Bridge Debentures and Bridge Warrants also provided for full-ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the Exercise Price of the Warrants, except in connection with the following issuances of the Company's common stock, or securities convertible into common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) securities issuable upon the exchange or exercise of the Bridge Debenture or Bridge Warrants, (iii) securities issued pursuant to acquisitions or strategic transactions, or (iv) securities issued to the Placement Agent. See Note 8 for additional information about the Bridge Warrants.

On October 28, 2011 (the “Closing Date”) the Company, entered into and consummated a Securities Purchase Agreement with certain accredited investors for the private sale (the “Offering”) of 243.1 units (“Unit”) at $50,000 per Unit. Each Unit consisting of (i) 62,500 shares of common stock, and (ii) warrants to purchase 62,500 shares of common stock at an initial exercise price of $1.00 per share (the “Warrants”). Accordingly, for each $0.80 invested, investors received one share of common stock and one Warrant. The Company received gross proceeds of $12,155,000 (net proceeds of approximately $10,610,653 after commissions and offering related expenses) and issued an aggregate of 15,194,695 shares of common stock and 15,193,750 Warrants to the investors pursuant to the Securities Purchase Agreement.

On November 18, 2011, the Company sold an additional 6.9 Units under the Securities Purchase Agreement, receiving an additional $345,000 in gross proceeds (net proceeds of $283,600 after commissions and offering related expenses), issuing an additional aggregate of 431,250 shares of Common Stock and 431,250 Warrants to investors.

The October 28, 2011 and November 18, 2011 closings brought the total raised under the Securities Purchase Agreement to $12,500,000.

The Warrants are exercisable at any time within five years from the Closing Date at an exercise price of $1.00 per share with cashless exercise in the event a registration statement covering the resale of the shares underlying the Warrants is not in effect within six months of the completion of the Offering. The Warrants also provide for full-ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the exercise price of the Warrants during any period in which the Warrants are outstanding, subject to certain exceptions as set forth in the Warrants.

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

The Company engaged a registered broker dealer to serve as placement agent (the “Placement Agent”) who received (a) selling commissions aggregating 10% of the gross proceeds of the Offering, (b) a non-accountable expense allowance of 2% of the gross proceeds of the Offering to defray offering expenses, (c) five-year warrants to purchase such number of shares of common stock as is equal to 10% of the shares of common stock (i) included as part of the Units sold in this Offering at an exercise price equal to $0.80 per share, and (ii) issuable upon exercise of the Warrants sold in this Offering at an exercise price equal to $1.00 per share, and (d) 100,000 restricted shares of common stock.

The closing of the Offering triggered the automatic conversion of all principal and accrued interest on the Bridge Debentures into Units in the Offering at a conversion price equal to 80% of the price paid by investors in the Offering, or $0.64 per share of common stock and Warrant (the “Debenture Conversion Price”). The holders of the Bridge Debentures received an aggregate of 2,869,688 shares of common stock and Warrants to purchase 2,869,688 shares of common stock. Each investor in the Bridge Offering also received a Bridge Warrant exercisable for a period of three years from the closing date of the Bridge Offering to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing the principal amount of the Bridge Debenture by the Debenture Conversion Price of $0.64 per share. Accordingly, at the closing of the Offering and based on the full ratchet anti-dilution provisions of the Bridge Warrants, investors in the Bridge Offering received Bridge Warrants to purchase an aggregate of 8,789,063 shares of common stock. The Bridge Warrants continue to provide for full-ratchet anti-dilution protection if the Company issues at any time prior to August 30, 2012, any shares of common stock, or securities convertible into common stock, at a price less than the Bridge Warrant Exercise Price, subject to certain exceptions.

Further, in connection with the Offering, Octagon, the holder of the Company’s debenture in the principal amount of $750,000 issued on April 8, 2011, agreed to amend the Debenture to provide for automatic conversion into the Units in the Offering at the Debenture Conversion Price. Accordingly, the holder of the Debenture received 1,171,875 shares of common stock and warrants to purchase 1,171,875 shares of common stock exercisable at $1.00 per share.

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

In connection with the Offering, Steve Rogai, the Company’s President and Chief Executive Officer, agreed to convert a 12% convertible promissory note payable to him by the Company in the principal amount of $107,000 (the “Rogai Note”), together with accrued interest thereon, into Units in this Offering at a conversion price of $0.80 per Share and Warrant. As such, Mr. Rogai was issued 133,750 shares of common stock and 133,750 Warrants in satisfaction of the Rogai Note. Also, the Company’s executive officers each executed a lock up agreement (the “Lock Up Agreement”) which provides that each officer shall not sell, assign, transfer or otherwise dispose of their shares of common stock or other securities of the Company for a period ending 270 days after the completion of the Offering. Following this initial lock-up period, each officer has agreed to an additional six-month lock-up period for their shares during which they each may not sell more than 5,000 shares of common stock per month.

From April 2010 through July 2010, we sold Units containing common stock and warrants raising gross proceeds of $2,600,000 (net proceeds of $2,267,813 after offering related costs of $332,187), to 64 accredited investors (the “2010 Private Placement). We secured $2,495,000 prior to June 30, 2010 and $105,000 in July 2010. The selling price was $2.00 per Unit; each Unit consists of: (1) one share (pre 1:20 reverse split) of common stock, par value $0.0001 per share; (2) one Series A Warrant to purchase one share of common stock exercisable at $3.00 per share; (3) one Series B Warrant to purchase one share of common stock exercisable at $5.00 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $10.00 per share. In connection with the 2010 Private Placement we issued 1,300,000 shares of common stock and warrants exercisable to purchase 3,900,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.20 per share, subject to certain conditions. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

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

In connection with the 2010 Private Placement, we paid certain fees and commissions to Forge Financial Group, Inc., a broker-dealer and a member of FINRA, as placement agent, of approximately $280,000. In addition, the Company granted Forge Financial Group, Inc. and its assignees a placement agent warrant to purchase up to a maximum amount of $260,000 worth of Units, (the “Placement Agent Option”). The underlying Series A, Series B and Series C warrants are substantially the same as the warrants issued under the 2010 Private Placement, but contain cashless exercise and anti-dilution provisions.  See Note 8. Warrant Liability.

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

The Company initially recognized these warrants as liabilities equal to their allocated fair value of $1,556,289 on issuance which was recorded as a debt discount on the debenture. The debt discount was accreted to interest expense throughout the term of the debentures. The Company recorded a warrant liability of $1,522,784 related to the placement agent warrants on their date of issuance with the offset recorded to debt issuance costs. The warrants were revalued as of December 31, 2011 and the Company recognized warrant revaluation income of $208,796 for the three months ended December 31, 2011 and a warrant revaluation expense of $5,880,528 for the nine months ended December 31, 2011 in relation to this transaction.

 The assumptions used in connection with the valuation of warrants issued in connection with our 12% convertible debenture financing on the date of grant were as follows:

Number of shares underlying the warrants	9,953,438
Exercise price	$0.64
Volatility	190%
Risk-free interest rate	.35%
Expected dividend yield	0.00%
Expected warrant life (years)	3.00

The assumption used in connection with the valuation of warrants issued in connection with our $12,500,000 Unit Offering were as follows:

Number of shares underlying the warrants	22,925,313
Exercise price	$0.64 - $1.00
Volatility	190%
Risk-free interest rate	1.13%
Expected dividend yield	0.00%
Expected warrant life (years)	5.00

The assumptions used in connection with the remeasurement at December 31, 2011 of the warrants issued with our 12% convertible debenture financing and $12,500,000 were as follows:

Number of shares underlying the warrants	32,878,751
Exercise price	$.064 - $1.00
Volatility	190%
Risk-free interest rate	.83%
Expected dividend yield	0.00%
Expected warrant life (years)	2.75 - 4.83

Recurring Level 3 Activity and Reconciliation

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the nine months ended December 31, 2011 for all financial liabilities categorized as Level 3 as of December 31, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability 2010 Private Placement:
Balance as of April 1, 2011	$4,117,988
Decrease in fair value of warrants as of conversion date	(523,553)
Conversion to common stock	(3,594,435)
Balance as of December 31, 2011	$—

Warrant liability 12% convertible debenture:
Balance as of April 1, 2011	$—
Initial measurement of investor warrants	1,556,289
Initial measurement of placement agent warrants	1,522,784
Increase in fair value warrants included in earnings	5,880,528
Balance as of December 31, 2011	$8,959,601

Warrant liability $12,500,000 Unit Offering related:
Balance as of April 1, 2011	$—
Initial measurement of warrants:
Unit Offering investors	18,812,123
Unit Offering placement agent	3,768,606
12% convertible debenture conversion	3,482,334
Octagon convertible debenture conversion	1,422,057
Related party note conversion	162,304
Total initial measurements	27,647,424
Decrease in fair value included in earnings	(5,768,396)
Balance at December 31, 2011	$21,879,028

Summary of warrant liability:
Balance as of April 1, 2011	$4,117,988

Conversion to common stock	(3,594,435)
Initial measurements 12% convertible debentures – investor warrants	1,556,289
Initial measurements 12% convertible debentures – placement agent	1,522,783
Initial measurements of $12,500,000 Unit Offering	27,647,425
Decrease in fair value at conversion date	(523,553)
Increase in fair value of warrants included in earnings	112,132
Balance as of December 31, 2011	$30,838,629

Note 9.

Related Party Transactions

Our Chief Executive Officer had loaned the Company funds in the past to meet short-term working capital needs. These loans totaled $107,000, with related accrued interest of $1,284 and $2,354 at December 31, 2011 and March 31, 2011, respectively. The loan was unsecured and carried an interest rate of 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note was convertible into common shares of the Company at $1.50 per share and bears interest at 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470. Accordingly, a beneficial conversion feature of $107,000 was recognized and was accreted to interest expense over the initial one year term of the note.  The accreted note payable to officer balance totaled $0 and $91,219 at December 31, 2011 and March 31, 2011, respectively.  On May 25, 2011, the Promissory Note was amended to extend the maturity one additional year under the same terms.

On August 18, 2011, our Chief Executive Officer entered into a Subordination Agreement relating to his note. In connection with our Bridge Debenture offering in the amount of $1,800,000, Mr. Rogai agreed to subordinate his position to that of the Bridge Offering investors. On October 28, 2011, the note in the principal amount of $107,000 was converted into Units offered in connection with the Company’s October 28, 2011 financing. As a result, Mr. Rogai received 133,750 common shares and 133,750 warrants exercisable at $1.00 per share.  See Note 7.

Note 10.

Notes Payable

On April 11, 2011, the Company and Octagon Capital Partners (“Octagon”), an accredited investor, entered into a securities purchase agreement in which Octagon purchased from the Company a convertible debenture, in the principal amount of $750,000. The debenture carried an interest rate of 0% per annum and was convertible into shares of the Company's common stock at any time commencing on the date of the debenture at a conversion price of $4.00 per share, subject to adjustment. The debenture was due and payable on December 1, 2011.  In connection therewith, the Company also issued the following warrants to Octagon: 187,500 Series A Common Stock Purchase Warrants exercisable at $3.00 per share, 93,750 Series B Common Stock Purchase Warrants exercisable at $5.00 per share and 93,750 Series C Common Stock Purchase Warrants exercisable at $10.00 per share. Total commissions and fees payable to the placement agent in connection with this transaction are $90,000 in cash, 42,187 Series A Common Stock Purchase Warrants exercisable at $3.00 per share and 14,062 Series B Common Stock Purchase Warrants exercisable at $5.00 per share.  Warrants issued to the placement agent in this transaction had a fair value at issuance of $284,121 which was recorded as a debt issuance cost and was being accreted to interest expense over the term of the debenture.  Upon issuance of the debenture, the Company accounted for the transaction under the guidance of ASC 470-Debt and ASC 815-Derivatives and Hedging.  As the ultimate conversion rates could change due to a ”down-round” provision, the Company bifurcated the conversion option and recorded a derivative liability which was adjusted to market each reporting period. The derivative liability was initially valued at $222,674 on the date of the transaction and was recorded as a debt discount with a credit to a derivative liability.  The change in fair value of the derivative liability recognized totaled approximately $0 and $209,000 for the three and nine month periods ended December 31, 2011, respectively. The derivative liability was re-measured at a fair value of $13,323 on August 28, 2011, the effective date of the Company’s closing of its $1,800,000 convertible debenture transaction. As the conversion price of the debentures became fixed, the fair value of the derivative liability was reclassified to equity as it no longer met bifurcation criteria on August 28, 2011.  The relative fair value of the detachable warrants, initially recorded at $527,326, was recorded as a debt discount and was initially being accreted to interest expense under the effective interest rate method over the term of the debenture, due December 1, 2011.

On August 17, 2011, Octagon entered into an Amendment to its convertible debenture modifying the conversion option. The Amendment was entered into in connection with the Company’s Bridge Debenture transaction concluded on August 28, 2011. The Amendment transaction was treated as an extinguishment of debt related to the original Octagon note, effective on August 28, 2011, the closing date of the 12% convertible debenture transaction. Accordingly, the carrying value of the Octagon debenture on August 28, 2011 of $193,650, including the unaccredited balances in the related note discount and debt issuance cost of $277,524 were written-off with a loss on extinguishment of debt being recognized of $2,950,513 and a fair value of the modified note obligation being recognized of  $3,144,163. The fair value of the modified note was determined by fair valuing 1,171,875 common shares and 1,171,875  related investor warrants as of August 29, 2011, the modification date.

On October 28, 2011, the Company converted the Octagon convertible debentures into Units of the Company’s Unit Offering. See Note 7.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3) – See note 8 for assumptions used:

Derivative liability:
Balance April 1, 2011	$—
Initial valuation	222,674
Revaluation of derivative	(209,351)
Reclassification to equity	(13,323)
Balance at December 31, 2011	$—

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

Note 11.

Commitments

On January 20, 2010, the Company entered into a 38-month lease agreement for our 10,500 square foot headquarters facility in Clearwater, Florida. Terms of the lease provide for base rent payments of $6,000 per month for the first six months; a base rent of $7,500 per month for the next 18 months and $16,182 per month from January 2012 through February 2013. The increase in minimum rental payments over the lease term is not dependent upon future events or contingent occurrences. In accordance with the provisions of ASC 840 - Leases, the Company recognized lease expenses on a straight-line basis, which total $10,462 per month over the lease term.

On February 1, 2012, the Company entered into a new 36-month lease agreement on our existing headquarters facility. Terms of the lease provide for a base rent payments of $7,875 per month for the first twelve months, increasing 3% per year thereafter. The lease contains no provisions for a change in the base rent based on future events or contingent occurrences. In accordance with the provisions ASC 840-Leases, the Company will recognize lease expenses on a straight-line basis, which total $8,114 per month over the lease term. In connection with the entering into the new leases, the Company recognized income of approximately $71,000 attributable to the recovery of the deferred rent obligation under the previous lease.

The following is a schedule by year of future minimum rental payments required under our lease agreement on December 31, 2011:

	Operating Leases	Capital Leases
Year 1	$94,500	$—
Year 2	97,335	—
Year 3	100,255	—
Year 4	—	—
Year 5	—	—
	$292,090	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $(48,970) and $13,752 for the three month and nine month periods ending December 31, 2011 and 2010 and $31,386 and $88,972 for the three month periods and nine month periods ending December 31, 2010, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at December 31, 2011 and March 31, 2011, respectively.

Note 12.

Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at December 31, 2011 and March 31, 2011, respectively.

Common Stock

At December 31, 2011 we are authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share.

At December 31, 2011 and March 31, 2011, the Company had 31,970,784 and 10,886,374 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

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

On June 15, 2011, the Company issued a total of 292,500 common shares and (i) 380,250 Series A warrants exercisable at $3.00 per share, (ii) 146,250 Series B warrants exercisable at $5.00 per share and (iii) 146,250 Series C warrants exercisable at $10.00 per share. These securities, as further described in Note 7 – Private Placements, were issued in connection with a private placement completed in June 2011 with gross proceeds of $1,170,000.

On June 1, 2011, the Company issued 75,000 warrants to a consulting firm representing the Company in Canada. The warrants vest over fourteen months, are exercisable for a period of three years from grant date and exercisable at $3.15 per share. The Company valued these warrants using the Black-Scholes model. The initial grant date fair value was $205,962 which is being recorded as consulting expenses in general and administrative expenses, over the vesting period with unvested components being marked-to-market every reporting period throughout the vesting term.  The assumptions used in the valuation on June 1, 2011 were as follows:

Number of shares underlying the warrants	75,000
Exercise price	$3.15
Volatility	175%
Risk-free interest rate	.74%
Expected dividend yield	0.00%
Expected warrant life (years)	3.00

The assumptions in the re-measurement of the unvested warrants at December 31, 2011 were as follows:

Number of shares underlying the warrants	37,500
Exercise price	$3.15
Volatility	190%
Risk-free interest rate	.83%
Expected dividend yield	0.00%
Expected warrant life (years)	2.42

The Company recognized consulting expense (reduction) under this agreement of $(18,920) and $76,372 for the three month and nine month period ending December 31, 2011, respectively.

On June 2, 2011, the Company issued 250,000 shares of its common stock and 50,000 Common Stock purchase warrants to the sole member of Seen On TV, LLC pursuant to an acquisition agreement with Seen on TV, LLC to acquire certain assets from Seen On TV, LLC, including but not limited to the “AsSeenOnTV.com” domain name. The shares had a fair value of $500,000 at the contract date. The fair value was derived from the closing price of our common stock on the contract commitment date.  The Company also paid cash consideration to Seen On TV, LLC as part of this agreement during the nine months ended December 31, 2011 of $50,000 with an additional $7,000 paid for certain rights in the United Kingdom. As no finalized acquisition agreement has been reached as of December 31, 2011 or the date of this report, the Company recorded the fair value of the shares issued and the cash consideration paid as a deposit on the acquisition.  This transaction, once completed, will not meet the criteria of a business combination within the guidelines of ASC 805 – Business Combinations, and therefore will be accounted for as an asset purchase.  This transaction, if and when consummated, provides the Company with exclusive use of the domain name “AsSeenOnTV.com” only.  The term or phrase “As Seen On TV” is not subject to trademark protection and has been, and will continue to be, used by others including on-line and retail outlet applications with no connection with, or benefit to, the Company. While there can be no assurance, we anticipate to have this transaction completed prior to our fiscal year-end, March 31, 2012.  The common stock purchase warrants issued in this transaction had a fair value of $162,192 under the following assumptions:

Number of shares underlying the warrants	50,000
Exercise price	$7.00
Volatility	190%
Risk-free interest rate	1.65%
Expected dividend yield	0.00%
Expected warrant life (years)	5

On June 15, 2011 the Company and approximately twenty accredited investors entered into a securities purchase agreement and completed a closing of a private offering of 292,500 shares of the Company’s common stock and three series of warrants to purchase up to 585,000 shares of common stock, in the aggregate, for aggregate gross proceeds of $1,170,000

On June 22, 2011 the Company issued an aggregate of 331,303 shares of common stock to affiliates of Forge Financial Group, Inc., pursuant to the cashless exercise of warrants held by six affiliates of Forge Financial Group.

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

On August 17, 2011, under the Amendment Agreement entered into in connection with the Company’s Bridge Debenture financing, the Company issued 292,500 shares to its investors in the June 15, 2011 private placement.

On October 28, 2011 the Company, entered into and consummated a Securities Purchase Agreement with certain accredited investors for the private sale of 243.1 units (each, a “Unit”) at $50,000 per Unit. Each Unit consisting of (i) 62,500 shares of common stock, and (ii) warrants to purchase 62,500 shares of common stock at an initial exercise price of $1.00 per share (the “Warrants”). Accordingly, for each $0.80 invested, investors received one share of common stock and one Warrant. The Company received gross proceeds of $12,155,000 (net proceeds of approximately $10,591,000 after commissions and offering related expenses) and issued an aggregate of 15,194,695 shares of common stock and 15,193,750 Warrants to the investors pursuant to the Securities Purchase Agreement.

On November 18, 2011, the Company sold an additional 6.9 Units under the Securities Purchase Agreement, receiving an additional $345,000 in gross proceeds (net proceeds of $283,600 after commissions and offering related expenses), issuing an additional aggregate of 431,250 shares of Common Stock and 431,250 Warrants to investors.

The October 28, 2011 and November 18, 2011 closings brought the total raised under the Securities Purchase Agreement to $12,500,000.

A summary of the common shares and warrants issued in connection with the Company’s $12,500,000 Unit Offering including the conversion of existing debt into the Unit Offering is as follows:

		Warrants exercisable at
	Common Shares	$0.64	$0.80	$1.00

Unit Offering investors	15,625,945			15,625,000
Unit Offering placement agent	100,000	1,164,375	1,562,500	1,562,500
12% convertible debenture conversion	2,869,688	8,789,063	—	2,869,688
Octagon convertible debenture conversion	1,171,875	—	—	1,171,875
Related party note conversion	133,750	—	—	133,750
	19,901,258	9,953,438	1,562,500	21,362,813

Effective December 6, 2011 the Company entered into an independent contractor agreement with Stratcon Partners, LLC pursuant to which Stratcon has agreed to provide the Company consulting and advisory services, including, but not limited to business marketing, management, budgeting, financial analysis, and investor and press relations. Under the agreement, Stratcon is also required to establish and maintain executive facilities and a business presence in New York City for the Company. The agreement is for an initial term of two years and may be terminated by either party upon written notice. In consideration of providing the services, Stratcon shall receive $12,500 per month. In addition, the Company has agreed to issue Stratcon an aggregate of 500,000 shares of restricted common stock, such shares vesting over a period of two years in four equal traunches. The closing price of the Company’s common stock as reported on the OTC Markets on the Effective Date was $1.00. The Company has agreed to provide Stratcon rent reimbursement up to $2,500 per month for the New York office.  The Company recorded $21,000 of consulting expense which is included in accrued expenses at December 31, 2011.

Effective December 6, 2011 the Company agreed to issue 25,000 shares of common stock to Mediterranean Securities Group, LLC in consideration of consulting services.  As the agreement did not contain any vesting or forfeiture provisions, the entire fair value of $25,000, based on our stock price on the commitment date, was charged to consulting expenses and included in accrued expenses.

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “Plans”) and granted 600,000 options and 450,000 options, respectively, under TV Goods stock option plans and such options were exchanged for Company options under the Merger Agreement.

In May 2010, our Board of Directors granted 600,000 options under the Executive Equity Incentive Plan, exercisable at $1.50 per share to two officers and directors of the Company. The shares vest over eighteen months from grant and are exercisable for five (5) years from grant date (May 26, 2010). In September 2011, October 2011 and December 2011, our Board of Directors granted an additional 200,000 options to an officer and two directors under the Executive Equity Incentive Plan. The options vest over eighteen months (150,000 options) and two years (50,000 options) and are exercisable for five years from date of grant. At December 31, 2011, there were 100,000 options available for issuance under the Executive Equity Incentive Plan.

In May 2010, our Board also granted options to purchase an aggregate of 450,000 shares of our common stock with an exercise price of $1.50 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of the grant (March 26, 2010) and are exercisable for five (5) years from their grant date. On July 15, 2010, the Company issued an additional 50,000 shares under the Non Executive Incentive Plan under terms similar to the May 2010 grant. During the quarter ending December 31, 2010, 400,000 shares were forfeited due to termination of employment. In December 2010, an additional 100,000 options were granted under this plan. On September 26, 2011, our Board granted an additional 300,000 options under the Non Executive Plan to nine employees and one consultant. The options vest over eighteen months and are exercisable for five years from date of grant. At December 31, 2011, there were 300,000 shares available for future issuance under the Non Executive Equity Incentive Pan.

Information related to options granted under both our option plans at December 31, 2011 and December 31, 2010 and activity for the quarters then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2011	800,000	$1.58	—	$—
Granted	500,000	1.01	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at December 31, 2011	1,300,000	$1.36	3.97	$—
Exercisable at December 31, 2011	787,500	$1.57	3.42	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2010	—	$—	—	$—
Granted	1,200,000	1.58	—	—
Exercised	—	—	—	—
Forfeited	(400,000)	1.50	—	—
Expired	—	—	—	—
Outstanding at December 31, 2010	800,000	$1.58	4.49	$—
Exercisable at December 31, 2010	350,000	$1.50	4.42	$—

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

Note 13.

Subsequent Events

In February 2012, SCI Direct, LLC (“SCI”), filed suit against TV Goods, Inc. in the United States District Court, Northern District of Ohio, Eastern Division. The complaint alleges trademark infringement by TV Goods arising from our Living Pure™ space heater as it relates to SCI’s EDENPURE™ space heater.  The plaintiff is seeking monetary and injunctive relief claiming TV Goods committed copyright infringement, unfair competition and violation of the Ohio Deceptive Trade Practices Act. The amount of damages the plaintiff is seeking is unspecified. We believe that the factual basis of the allegations is false and intend to vigorously defend the lawsuit.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including without limitation our expectations with respect to product sales, future financings, or the commercial success of our products or services. We may not actually achieve the plans, projections or expectations disclosed in forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, including without limitation those described from time to time in our future reports filed with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

As Seen On TV, Inc. is a direct response marketing company. We identify, advise in development and market consumer products. We employ three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We have identified several candidate products for marketing which actively began in our third fiscal quarter.

We hold a wholly owned interest in TV Goods, Inc., a Florida corporation (“TVG”); Inventors Business Center, LLC, a Florida limited liability company (“IBC”); and Tru Hair, Inc., a Florida corporation. Although we hold an interest in these various entities, primarily all of our operations are conducted through TVG. TVG was formed in October 2009 and as a result has a limited operating history. As of the date of this report TV Goods has generated limited revenues. Furthermore due to the similar nature of the underlying business and the overlap of our operations, we view and manage these operations as one business, accordingly we do not report as segments.

On May 27, 2011, the Company entered into an agreement to acquire the rights to the domain name “asseenontv.com”.  This transaction, once completed, will not meet the criteria of a business combination within the guidelines of ASC 805 – Business Combinations, and therefore will be accounted for as an asset purchase.  This transaction, if and when consummated, provides the Company with exclusive use of the domain name “AsSeenOnTV.com” only.  The term or phrase “As Seen On TV” is not subject to trademark protection and has been, and will continue to be, used by others including on-line and retail outlet applications with no connection with, or benefit to, the Company.  While there can be no assurance, we anticipate to have this transaction completed prior to our fiscal year-end, March 31, 2012.

Revenue Generation

Entrepreneurs seek to leverage our experience in functions such as product selection, marketing development, media buying and direct response television production.  We generate revenues primarily from two sources: sales of consumer products and infomercial production fees.  We seek to offer, assist and enable inventors to market and sell consumer products.

Inventors and entrepreneurs submit products or business concepts for our review. Once we identify a suitable product/concept we obtain global marketing and distribution rights.  As of the date of this report, we have marketed several products with limited success.

As of December 31, 2011, we had total assets of $13,276,731 and cash on-hand of $7,097,285, a working capital deficit of $20,479,218 and an accumulated deficit of $19,460,878. Included in our current liabilities at December 31, 2011 is $30,838,629 representing the fair value of warrants outstanding.

Recent Accounting Pronouncements

See Note 4 to our unaudited condensed consolidated financial statements included in this report for a discussion of recent accounting pronouncements.

Results of Operations

Revenue for the nine month period ending December 31, 2011 totaled $3,350,417, representing a very significant increase over the same period of the preceding year.  Revenues for the nine months ended December 31, 2010 totaled $848,941.  This increase is due in large part to the prior year’s “start up” phase, with the Company having commenced operations in October 2009, and the commencement of the Company’s marketing of its Living Pure line of space heaters commencing in the third fiscal quarter of the current year.  Accordingly, traditional period-over-period comparisons of revenues and related costs would be of limited value.  Sales of the Living Pure space heaters, which commenced in November 2011, accounted for approximately 71% and 55% of total revenues for the three and nine month periods ending December 31, 2011.While we do anticipate our sales to continue to increase, this growth rate should not be viewed as sustainable over the long-term.  It should also be noted that our line of heaters is a seasonal product and we anticipate a sharp decline in demand following the end of the colder season.

In December 2011, the Company began marketing a line of propriety hair and beauty products under the name of Tru Hair.  These sales are being managed and controlled through our wholly-owned subsidiary, Tru Hair, Inc., formed in November 2011.

A comparative summary of the source of our revenues generated for the periods presented is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Living Pure heater	$1,841,696	$—	$1,841,696	$—
Other product sales	618,838	29,115	1,233,117	176,326
Production income	145,500	362,595	275,604	672,615
	$2,606,034	$391,710	$3,350,417	848,941

Our ability to fund such a sharp expansion in operations, including the funding of necessary media purchases, inventories and related logistics and administrative support was made possible through a funding completed in October 2011 with gross proceeds of $12,500,000, before related offering costs of approximately $1,606,000.

Our revenue model also includes providing infomercial production for others as well as marketing specific products for which we have contractual right to the revenue stream such as our Living pure line. As detailed above, for the nine months ending December 31, 2011, approximately 8% of our revenue was attributable to infomercial production income, with the balance being generated by specific product sales for which we contracted marketing and distribution rights. For the first three fiscal quarters of the prior year, revenues primarily resulted from infomercial production revenue billed. We expect this trend in product mix to continue in the future.  While there can be no assurance, management believes that developing a marketing strategy based upon distributing developed products for which the Company has ownership or the licensing rights, will ultimately prove a successful strategy.

Cost of revenue for the three month and nine month periods ending December 31, 2011 represented 54% and 57% respectively, of revenues for these periods.  These costs consist primarily of the direct costs to the Company of products sold including related shipping.  The Company does not manufacture any products in-house and relies on third-party suppliers, located primarily outside of the United States, for its inventory.  Accordingly, our cost of products acquired for sale could vary significantly if fuel and transportation costs were to increase in the future.

Selling and marketing expenses are comprised of promotional costs incurred related to sales of the Company’s own products. These costs totaled $1,762,583 and $1,941,886 for the three month and nine month periods ending December 31, 2011. Comparable periods in the prior year did not contain these costs as prior year revenues were primarily related to fees for our planning, shooting and editing of promotional materials for others. Components of these costs include:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011		2011

Media purchases	$1,362,859	77%	$1,477,975	76%
Production design costs	100,582	6%	122,363	6%
Call center support	239,111	14%	274,662	14%
Other	60,031	3%	66,886	4%
	$1,762,583	100%	$1,941,886	100%

The Company operates in a very competitive environment, competing in different media with products that may be very similar to those of our competitors.  Accordingly, management will often test a product, on a limited basis, in a targeted market and attempt to assess the products potential prior to investing in a larger “roll-out.”  The Company attempts to price the product at a level that will prove both attractive to our customer while providing the Company with a reasonable return.  Often the test marketing will indicate that a particular product is not well received by a Direct Response program and the project will be dropped. This practice can, and sometimes does, as with the three month and nine month periods ending December 31, 2010, result in the recognition of costs in excess of related revenues.

General and administrative expenses consist primarily of administrative labor costs, consulting fees, marketing related travel expenses, business development costs and legal and accounting fees. Included in the costs in the current year are certain non-cash expenses including stock based compensation of $283,199 and other equity based compensation to consultants totaling approximately $319,000. While there can be no assurance, the Company anticipates that selling, general and administrative expenses will decline as a percentage of revenues as it continues to increase sales through the implementation of its marketing and growth plans.

Other Income and Expenses

For the three and nine months ended December 31, 2011, we recognized approximately $5,977,000 and $411,000, respectively, in income resulting from the revaluation of the fair value of warrants outstanding  which were recorded as a liability on our balance sheet. This periodic revaluation could also result in a significant expense being recognized at the end of any given period depending on the market value of our stock. The warrants were issued in connection with a series of financings completed during the year and are revalued at the end of each reporting period to their fair value. In addition during the current fiscal year, we recognized income in the form of a change in a derivative liability of approximately $209,000.  It should be noted that absent the revaluation of our warrants outstanding at December 31, 2011, the Company would have recognized a net loss of approximately $3,732,000 and $10,613,000 for the three month and nine month periods ending December 31, 2011.

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

•

The recognition of the fair value of the note obligation on the extinguishment date of $3,144,163, subsequently converted into our Unit offering completed in October 2011.

As a result of the extinguishment of debt treatment, the Company did not recognize interest expense going forward on accretion related to the Octagon note discount or debt issuance costs balances as they were expensed in total concurrent with the extinguishment recognition in our second fiscal quarter.

In connection with the recording of the August 28, 2011 $1,800,000 12% convertible debt financing, the Company recorded:

•

a debt discount equal to $1,800,000 which was accreted to interest expense over a two month period, approximately $900,000 per month, being fully expensed at its exchange conversion into the October 28, 2011 financing; and

•

recognition of debt issuance costs associated with transaction related warrants totaling $1,522,784 was accreted to interest expense over a two month period.

During the third fiscal quarter ended December 31, 2011, in connection with our $1,800,000 debenture financing, we recognized approximately an additional $900,000 and $887,000 in accretion to interest expense related to the note discount and issuance related costs recognized. In addition, the Company marks-to market the fair value of the related warrants issued.

In connection with our $1,800,000 12% convertible debenture issuance in August 2011, the Company issued warrants to the investors and placement agent which contained provisions that protect holders from a decline in the issue price of our common stock or “down-round” provisions. The warrants also contained net settlement provisions. Accordingly, the Company accounted for these warrant as liabilities instead of equity. In addition, we considered the dilution and repricing provisions triggered by the Company’s October 2011 follow-on offering which impacted the accounting recognition of this financing during our second fiscal quarter.

Interest expenses related to note payable increased significantly for the three month and nine month periods ending December 31, 2011 over the previous year. These increases reflect the accretion to interest expense of the note discounts and debt issuance costs attributable to the Company’s convertible notes outstanding to Octagon Capital and National Securities.  These notes were converted into the Company’s unit offering with National Securities completed in October 2011. Interest expense for the three month and nine month periods ending December 31, 2010 consisted primarily of interest accrued and paid on the Company’s 12% Senior Working Capital Notes which were converted in May 2010.  The decrease in interest expenses to related parties between the periods was due to the accretion of the beneficial conversion feature attributable to the $107,000 note payable to the Company’s CEO.

Critical Accounting Policies and Estimates

There have been no changes to our Critical Accounting Policies and Estimates in the nine months ended December 31, 2011.  Critical accounting policies and significant estimates made in accordance with them are discussed with our Board of Directors.  Those policies are discussed under “Critical Account Policies and Estimates” included in our “Management Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our annual report on Form 10K for the year ended March 31, 2011.

Liquidity and Capital Resources

At December 31, 2011, we had a cash balance of approximately $7.1 million, a working capital deficit of approximately $20.5 million and an accumulated deficit of approximately $18.1 million. Included in our current liabilities at December 31, 2011 and negatively effecting our working capital, is $30,838,629 representing the fair value of warrants outstanding. As we have experienced losses from operations since our inception in October 2009, we have relied on a series of private placements and convertible debentures to fund our operations. Management believes the Company has sufficient cash resources to sustain operations through at least March 2013.

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

In August 2011, the company raised gross proceed of $1,800,000 through the private placement issuance of a series of 12% convertible debentures.  The debentures were convertible into common stock and warrants.

In October 2011 the Company, entered into and consummated a Securities Purchase Agreement with certain accredited investors for the private sale of 243.1 units (each a “Unit”) at $50,000 per Unit. Each Unit consisted of (i) 62,500 shares of common stock, and (ii) warrants to purchase 62,500 shares of common stock at an initial exercise price of $1.00 per share (the “Warrants”).  The Company received gross proceeds of $12,155,000  and issued an aggregate of 15,193,750 shares of common stock and 15,193,750 Warrants to the investors pursuant to the Securities Purchase Agreement. In November 2011, the Company sold an additional 6.9 Units under the Securities Purchase Agreement, receiving an additional $345,000 in gross proceeds, issuing an additional aggregate of 431,250 shares of Common Stock and 431,250 Warrants to investors. The October 28, 2011 and November 18, 2011 closings brought the total raised under the Securities Purchase Agreement to $12,500,000.

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

On February 1, 2012, the Company entered into a new 36-month lease agreement for our 10,500 square foot headquarters facility. Terms of the lease provide for a base rent payments of $7,875 per month for the first twelve months, increasing 3% per year thereafter. The lease contains no provisions for a change in the base rent based on future events or contingent occurrences. In accordance with the provisions ASC 840-Leases, the Company recognizes lease expenses on a straight-line basis, which total $8,114 per month over the lease term.  In connection with entering into the new lease, the Company recognized income of approximately $71,000 attributable to the recovery of the deferred rent obligation under the previous lease.

The following is a schedule by year of future minimum rental payments required under our lease agreement on December 31, 2011:

	Operating Leases	Capital Leases
Year 1	$94,500	$—
Year 2	97,335	—
Year 3	100,255	—
Year 4	—	—
Year 5	—	—
	$292,090	$—

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $31,386 and $94,158 for the three month and nine month periods ending December 31, 2011 and 2010 and $31,386 and $88,972 for the three month periods and nine month periods ending December 31, 2010, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at December 31, 2011 and March 31, 2011,

Effective December 6, 2011 the Company entered into an independent contractor agreement with Stratcon Partners, LLC pursuant to which Stratcon has agreed to provide the Company consulting and advisory services, including, but not limited to business marketing, management, budgeting, financial analysis, and investor and press relations. Under the agreement, Stratcon is also required to establish and maintain executive facilities and a business presence in New York City for the Company. The agreement is for an initial term of two years and may be terminated by either party upon written notice. In consideration of providing the services, Stratcon shall receive $12,500 per month. In addition, the Company has agreed to issue Stratcon an aggregate of 500,000 shares of restricted common stock, such shares vesting over a period of two years in four equal traunches. The closing price of the Company’s common stock as reported on the OTC Markets on the Effective Date was $1.00. The Company has agreed to provide Stratcon rent reimbursement up to $2,500 per month for the New York office.

Subsequent Events

In February 2012, SCI Direct, LLC (“SCI”), filed suit against TV Goods, Inc. in the United States District Court, Northern District of Ohio, Eastern Division. The complaint alleges trademark infringement by TV Goods arising from our Living Pure™ space heater as it relates to SCI’s EDENPURE™ space heater. The plaintiff is seeking monetary and injunctive relief claiming TV Goods committed copyright infringement, unfair competition and violation of the Ohio Deceptive Trade Practices Act. The amount of damages the plaintiff is seeking is unspecified. We believe that the factual basis of the allegations is false and intend to vigorously defend the lawsuit.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer and who serve as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms a (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

The specific weaknesses identified by our management were insufficient segregation of duties in our finance and accounting functions and lack of sufficient review by corporate management. The weaknesses are principally due to our recent transition from a private company to public company and lack of resources and working capital. During the period covered by this report we had limited staff. These deficiencies resulted in the following:

•

On and after May 28, 2010, we did not have the appropriate policies and procedures in place to ensure that the reverse merger transaction on May 28, 2010 was accounted for as a reverse recapitalization rather that a reverse acquisition transaction.

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

PART II.–OTHER FINANCIAL INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.   See Footnote 13 for a legal matter commenced subsequent to the period of this report.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in filings with the SEC, we have sold securities which are not registered under the Securities Act of 1933 (the “Act”), as described below.

Effective December 6, 2011 the Company agreed to issue 25,000 shares of common stock to Mediterranean Securities Group, LLC in consideration of consulting services.  The shares will be issued pursuant to the exemption from registration provided by Section 4(2) of the Act.  The certificate representing the shares shall contains legend restricting its transfer absent registration or applicable exemption.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger effective May 28, 2010 (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation dated April 18, 2008 (2)
3.3	Amendment to Articles of Incorporation dated August 5, 2010 (*)
3.4	Amendment to Articles of Incorporation effective October 28, 2011 (name change and reverse split )(11)
3.5	Bylaws (2)
4.1	Form of Series A, B and C Warrant 2010 (1)
4.2	Form of Placement Agent Warrant 2010 (1)
4.3	Convertible Promissory Note issued to Steven Rogai (1)
4.4	Form of Series A-1, B-1 and C-1 Warrant (*)
4.5	Convertible Debenture dated April 8, 2011(6)
4.5.1	Amendment to Convertible Debenture dated April 8, 2011 (12)
4.6	Form of Convertible Debenture issued August 29, 2011 (12)
4.7	Form of Warrant issued August 29, 2011 (12)
4.8	Form of Warrant issued under Securities Purchase Agreement dated October 28, 2011 (13)
4.9	Form of Placement Agent Warrant issued under Securities Purchase Agreement dated October 28, 2011 (13)
4.10	Form of Common Stock Warrant issued under Securities Purchase Agreement dated October 28, 2011 (13)

10.1.1	Services Agreement with Kevin Harrington (10)
10.1.2	Employment Agreement with Steve Rogai (10)
10.1.3	Employment Agreement with Dennis Healey (10)
10.1.4	Independent Director Agreement with Jeffrey Schwartz (10)
10.1.5	Form of Lock Up Agreement (10)
10.2	Executive Equity Incentive Plan (3)
10.3	Non Executive Equity Incentive Plan (3)
10.4	Lease Agreement (to be filed by amendment)
10.6	Form of 2010 Private Placement Subscription Agreement (*)
10.7	Form of October 2010 Private Placement Subscription Agreement (*)
10.8	Infomercial Production and Brand License Agreement (9)
10.9	Securities Purchase Agreement dated April 11, 2011 (6)
10.10	Securities Purchase Agreement dated May 27, 2011 (7)
10.11	Severance, Consulting and Release Agreement dated March 23, 2011 (*)
10.12	Securities Purchase Agreement effective August 29, 2011 (12)
10.13	Notice, Consent, Amendment and Waiver Agreement between the Company and a majority of the Purchasers under the Securities Purchase Agreement dated May 27, 2011, effective August 29, 2011 (12)
10.14	Securities Purchase Agreement dated October 28, 2011 (13)
10.15	Binding Letter Agreement dated May 27, 2011 (14)
10.16	Stratcon Partners, LLC Agreement effective December 6, 2011 (15)
16.1	Letter of Former Accountant (4)
16.2	Letter of Former Accountant (8)
21.1	List of subsidiaries of the Company (*)
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
32.2	Certification Pursuant to Section 1350 (Provided herewith)
101	XBRL Interactive Data File**

———————

*

Incorporated by reference to Form S-1 Registration Statement filed November 23, 2010, as amended (333-170778).

**

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

1) Incorporated by reference to the Company’s current report on Form 8-K dated May 28, 2010 filed on June 4, 2010.

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

(5) Incorporated by reference to Form 10-Q Quarterly Report for the period ended December 31, 2010.

(6) Incorporated by reference to Form 8-K dated April 11, 2011 filed on April 15, 2011.

(7) Incorporated by reference to Form 8-K dated May 27, 2011 filed on June 8, 2011.

(8) Incorporated by reference to Form 8-K dated June 8, 2011 filed on June 14, 2011.

(9) Incorporated by reference to Form 10-K Annual Report for the year ended March 31, 2011.

(10) Incorporated by reference to Form 8-K dated October 28, 2011 filed on November 3, 2011.

(11) Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2011.

(12) Incorporated by reference to Form 8-K dated August 29, 2011 filed on August 31, 2011.

(13) Incorporated by reference to Form 8-K dated November 18, 2011 as filed on November 21, 2011.

(14) Incorporated by reference to Form 8-K dated May 27, 2011 filed on June 3, 2011.

(15) Incorporated by reference to Form 8-Kdated December 6, 2011 filed on December 12, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2012

As Seen On TV, Inc.

/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer

/s/ DENNIS W. HEALEY
Dennis W. Healey
Chief Financial Officer
(Principal Financial Officer)