Form 10-K
period 2012-03-31
As Seen On TV, Inc.
filed 2012-06-29
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

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

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes  0  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $6,989,000 on September 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of June 25, 2012 there were 32,120,784 shares outstanding.

PART I

Item 1.

Business.

Organization and Overview

As Seen On TV, Inc. (the “Company”), a Florida corporation was organized in November 2006 under the name “H&H Imports, Inc.” (“H&H”). On October 27, 2011, we changed our name to “As Seen On TV, Inc.”  We operate as a direct response marketing organization. The direct response marketing industry is a large, fragmented and competitive industry. Direct response incorporates various marketing formats including direct mail, telemarketing, television, radio, newspaper, magazines and others. Typically direct response television programs incorporate an infomercial in either short form (30 seconds to 5 minutes) or long form (28.5 minutes) direct response programs. The formats discuss and demonstrate products and provide a toll-free number or website for viewers to purchase featured products. We believe the principal competitive factors include authenticity of information, unique content and distinctiveness and quality of product, brand recognition and price.

On May 28, 2010, we closed a definitive merger agreement to acquire TV Goods Holding Corporation, a Florida corporation (“TV Goods”), organized in October 2009, pursuant to which TV Goods merged with TV Goods Acquisition, Inc., our wholly owned subsidiary. Under the terms of the merger agreement, the TV Goods shareholders received shares of H&H common stock such that the TV Goods shareholders received approximately 98% of the total shares of H&H issued and outstanding following the merger. Due to the nominal assets and limited operations of H&H prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of FASB ASC 805, whereby TV Goods became the accounting acquirer (legal acquiree) and H&H was treated as the accounting acquiree (legal acquirer). In connection with the recapitalization transaction, TV Goods paid $320,000 consideration in cash to H&H (the legal acquirer). The historical financial records of the Company are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized.

We hold a wholly owned interest in the following subsidiaries:

–

TV Goods, Inc., a Florida corporation (“TVG”); and

–

Tru Hair, Inc., a Florida corporation.

Primarily all of our historical and current operations are conducted through TVG, which was organized as a wholly owned subsidiary of TV Goods in October 2009. Furthermore, due to the similar nature of the underlying business and the overlap of our operations, we view and manage these operations as one business; accordingly, we do not report as segments.

On May 27, 2011, the Company entered into an agreement to acquire certain assets from Seen on TV, LLC, primarily consisting of the rights to the domain names “asseenontv.com” and “seenontv.com”. This transaction, completed on June 28, 2012 provides the Company with exclusive use of the domain names. The terms or phrases “As Seen On TV” or “Seen on TV” are not subject to trademark protection and has been and will continue to be, used by third parties, including on-line retail outlet applications with no connection with, our benefit to, the Company.

On October 28, 2011, the Company entered into a securities purchase agreement with closings on October 28, 2011 and November 18, 2011, and received total gross proceeds of $12,500,000 and issued 15,625,945 shares of common stock and three series of warrants to purchase up to 15,625,000 shares of common stock. The Company sold the shares at an initial purchase price of $0.80 per share and the warrants are exercisable at either $0.80 or $1.00 per share. Pursuant to the securities purchase agreement, for a period of up to 24 months, the purchasers may receive additional shares of common stock in the event the Company issues additional securities, at an effective price per share that is less than the initial issuance price of the shares under the securities purchase agreement. In addition, if at any time while the warrants are outstanding the Company issues securities at an effective price per share less than the exercise price of the respective warrants, then the exercise price of the warrants may be reduced to such discounted price. If these adjustments occur, our shareholders’ ownership will be diluted.

There is currently a limited public market for our common stock which is quoted on the OTC Markets under the symbol “ASTV”.

Corporate Information

Our executive offices are located at 14044 Icot Boulevard, Clearwater, Florida 33760; our telephone number is 727-288-2738.  Our website is located at www.tvgoodsinc.com.  Information on our website is not a part of this report.

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

Revenue Generation

We generate a significant portion of our revenues from two sources (i) sales of consumer products and (ii) infomercial production fees. We seek to offer, assist and enable inventors to market and sell consumer products. Entrepreneurs pay us fees seeking to leverage our experience in functions such as product selection, marketing development, media buying and direct response television production.

Inventors and entrepreneurs submit products or business concepts for our review. Once we identify a suitable product/concept we negotiate to obtain global marketing and distribution rights. These marketing and distribution agreements stipulate profit sharing, typically a royalty to the inventor or product owner.

Through March 31, 2012, we have marketed several products with limited success. Sales of our Living Pure space heaters, which commenced in November 2011, totaled approximately $5,168,000 for the year ended March 31, 2012, and accounted for approximately 63%, of total revenues for the year ended March 31, 2012. Infomercial production income accounted for approximately $452,000 or 6% of total revenues for the year. Other various products, speaking engagement fees and royalty fees, accounted for approximately $2,545,000 or 31% of our revenues for the year ended March 31, 2012. While we do anticipate our sales to continue to increase, this growth rate should not be viewed as sustainable over the long-term. It should also be noted that our line of heaters is a seasonal product and we have experienced a sharp decline in demand following the end of the winter season. Furthermore, some of our future products may also be seasonal, which would result in fluctuations in our future results of operations. We have also tested several products, which were ultimately not offered to consumers due to poor testing results. As discussed under Management Discussion and Analysis, we have currently generated the majority of our revenues from the sale of products.

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

Once we obtain marketing rights, we typically design a direct response marketing test campaign to gauge potential market demand. Under a test campaign an infomercial spot is placed on a limited basis on local cable outlets. Employing our internal standards we evaluate the spot for market viability. Upon a successful test we coordinate a comprehensive campaign geared to a national audience. In this manner we seek to allot resources to products which appeal to consumers, and limit resources devoted to products which may not prove viable.

We design, create and produce direct response marketing campaigns primarily in the form of infomercial programming. Our typical format is infomercial spots in the form of short form spots (30 seconds to 5 minutes), or long format (28.5 minutes). Direct response television marketing can create rapid customer awareness and brand loyalty. We seek to maintain a low cost structure. We perform product testing, marketing development, media buying and direct response television production and we outsource functions such as manufacturing, order processing and fulfillment. While there are no guarantees that a product will be successful, this allows us to reduce our risk by controlling our variable costs.

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

Supply and Distribution

We typically work with third party distributors, suppliers and manufactures on a per order basis. In the event that a manufacturer is unable to meet supply or manufacturing requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. In most cases alternative sources are readily available and we have established working relationships with several third party distributors, suppliers and manufacturers. We also rely on third party carriers for product shipments, including shipments to and from distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate matter would harm our reputation, our business and results of operations.

As Seen on TV

On May 27, 2011, the Company entered into a binding letter agreement with Seen on TV, LLC, a Nevada limited liability company, with no affiliation with the Company, and Ms. Mary Beth Gearhart (formerly Fasono), its president. The letter agreement provided that we would obtain ownership of certain Seen on TV intangible assets, primarily consisting of the domain names “asseenontv.com” and “seenontv.com”. Upon entering into the binding letter agreement, we issued 250,000 shares of restricted common stock, with a fair value of $500,000 on the contract date, and an initial cash payment of $25,000 to Ms. Gearhart. In addition, we granted 50,000 warrants to issue common shares, initially exercisable at $7.00 per share for a period of three years with a grant date fair value of $162,192. Further, we agreed to make five additional monthly payments of $5,000 to the seller and a $10,000 contribution to a designated charitable contribution, all of which payments were made. All payments made under the initial letter agreement, including the fair value of securities and an additional $7,000 paid to the UK for use of the URL “asseenontv.co.uk” totaled $729,450 at March 31, 2012.

On June 28, 2012, the Company finalized the asset purchase agreement with Seen on TV, LLC, agreeing to (i) pay an additional $1,560,000 in cash, (ii) issue an additional 250,000 shares of restricted stock, (iii) issue 250,000 common stock purchase warrants, exercisable at $0.64 per share for three years from issuance, (iv) modifying the exercise price of the 50,000 common stock purchase warrants issued in May 2011 from $7.00 per share to $1.00 per share and extending their term, and (v) making five annual payments of $10,000 per year to a charitable organization designated by Seen on TV.  The Company agreed that so long as the seller owns at least 250,000 common shares received under the purchase agreement, if we were to issue additional shares of common stock, the seller will be entitled to receive  additional shares sufficient to maintain their proportional ownership in the Company.

This transaction did not meet the criteria of a business combination within the guidelines of ASC 805—Business Combinations, and therefore will be accounted for as an asset purchase. The transaction contained no contingent consideration and no liabilities were assumed contingent or otherwise. Accordingly, the assets acquired, all identifiable intangible assets, will be recognized based on our cost, including transactions costs, of the asset acquired.

The Company will account for the intangible assets in accordance with the provisions of ASC 350—Intangibles-Goodwill and Other.  As the intangibles we acquired are not subject to legal, regulatory, contractual or other factors which limit their useful life, the potential economic benefits to the Company are considered indefinite within the meaning of the related guidance.  Accordingly, no amortization of the related costs will be recognized. However, the Company recognizes the intangible assets acquired are subject to review for potential impairment and if impairment were to be noted, an appropriate reduction in the carrying value of the assets would be recorded.

In addition to the above we also paid $7,000 for the use of the URL “asseenontv.co.uk.”

Living Pure Heater Systems

During our year ending March 31, 2012, the Company began marketing a line of electric space heaters, under the trademark “Living Pure”, specifically the Living Pure basic model and the Living Pure Pro Series 4-in-1 System. Moving forward the Company intends to market the heaters under a different trademark. The single unit heaters are designed to provide heating, air filtration, air purification and humidification, for up to 1,000 square feet. During our third fiscal quarter 2012, the Company began its marketing efforts in direct response channels and intends to expand its marketing and distribution channels to wholesale and retail distributions.

During our year ended March 31, 2012, the Company recorded sales of the Living Pure line of heaters of approximately $5,168,000 representing 63% of total revenues for the year. In connection with the marketing of the product line, the Company has entered into an agreement with Montel Williams Enterprises, Inc. for Montel Williams to serve as a product spokesperson. Under this agreement, Montel Williams Enterprises received 2-1/2% of adjusted gross revenues related to the product line. It should be noted that future sales of this product, while promising, are seasonal and the Company has experienced a sharp decline in demand at the end of the winter season. All Living Pure heaters sold to date were supplied by Presser Direct, LLC under individual order requests, advance payment and order invoice. Purchases next year, if any, shall be made under a Purchasing and Marketing Agreement with Presser Direct, LLC, dated March 27, 2012. Unless otherwise terminated for cause by either party, the agreement provides for a term of ten years and shall renew for additional three year terms unless either party terminates the agreement upon six months prior written notice of the end of the term. Under the agreement the Company shall receive 51% of the net revenues from the sale of any heaters sold in retail, live shopping or international sales. Furthermore, we shall also pay Presser Direct 1% of the adjusted gross receipts from domestic direct response sales but do not pay profit participation on this channel. Pursuant to the agreement the Company and Presser have agreed to irrevocably license to each other during the term of the agreement any and all intellectual property rights that each may have relating to the heaters.

TruHair by Chelsea ScottTM

In October 2011, as amended in November 2011, we entered into a product line purchase agreement with Tru Beauty, LLC, to exclusively market and distribute a line of proprietary hair care products under the name TruHair by Chelsea ScottTM. The agreement provides the Company exclusive use of applicable copyrights, trademarks, formulas and know how necessary to manufacture, market and sell the products. The Company has agreed to pay a royalty to Tru Beauty, LLC of 20% of adjusted gross receipts, as defined in the agreement, on all covered TruHair by Chelsea Scott™ products sold under the agreement. We began marketing the TruHair by Chelsea Scott™ line on the teleshopping network, HSN, during our fourth calendar quarter. Sales of TruHair by Chelsea Scott™ totaled approximately $618,000 for the year ended March 31, 2012.

Instant ZipperTM

On December 18, 2010, we obtained exclusive marketing and distribution rights for the Instant ZipperTM product line from Zip Clip Solutions AB (“Zip Clip”). The agreement was for an initial term of three years, subject to certain minimum purchase requirements, with one-year renewal provisions. During calendar 2011, the Company elected not to purchase the minimum number of zipper units from Zip Clip required to maintain its exclusivity. On May 23, 2012, the Company entered into a Settlement and General Release Agreement with Zip Clip. Under the terms of the settlement agreement, the parties terminated the agreement entered into on December 18, 2010, relinquished all claims each may have had against the other, and agreed that the Company shall retain the right to sell the Instant Zipper™ product on a non-exclusive basis throughout the entire world in all channels of distribution. Sales of the Instant ZipperTM through March 31, 2012, totaled approximately $364,000. The Instant ZipperTM is a zipper replacement that is designed to replace any broken zipper, including, but not limited to zippers on clothing, luggage and handbags. We currently market the product on the Home Shopping Network and through other wholesale channels.

SMS Audio Products

The Company has entered into a distribution and marketing agreement dated March 15, 2012 with SMS Audio relating to the promotion and sale of SMS Audio products via major live television shopping networks and their related websites and AsSeenOnTV.com in the U.S. The initial term of the agreement is 12 months. The agreement includes, but is not limited to, the product lines of SYNC by 50 Over-Ear Headphones, STREET by 50 Over-Ear Headphones and STREET by 50 In-Ear Headphones. SMS and the Company agree that Curtis Jackson III (aka 50 Cent) may appear for certain television airings for the products as agreed upon by the parties and Mr. Jackson. The agreement does not provide for any minimum purchases or sales commitments by either party and may be terminated by SMS Audio without cause upon 60 days notice. In June 2012, the Company sold approximately $162,000 of the headphones on the live shopping network, QVC.

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

Intellectual Property

We have applied for U.S. trademark registration with the United States Patent and Trademark Office (the USPTO) for U.S. trademarks for “TV Goods”, “TruHair by Chelsea Scott”, and “Kevin Harrington”. The mark PITCH TANK® is registered in the Company’s name with the USPTO. We intend that all product intellectual property rights will be jointly held by us and our clients who submit products for our development.

Research and Development

Generally, product concepts are developed by independent third parties. Inventors submit product concepts for our input and advice. Accordingly our research and development efforts are extremely limited in scope. In certain cases inventors may submit a raw product concept.  In most cases further investment in research and development would be the responsibility of the inventor. However, there are products which the Company is developing internally on a limited basis and such costs are not significant to date.

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

Employees

At May 31, 2012, we employed 20 full-time employees and contract personnel; four of which are management. We maintain a satisfactory working relationship with our employees and have not experienced any labor disputes or any difficulty in recruiting staff for operations.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.

Properties.

Our corporate offices are located in Clearwater, Florida. This location is approximately 10,500 square feet which includes approximately 5,000 square feet of studio production space. We sub-leased the facility under a 38-month lease agreement with escalating lease payments through February 2013. The minimum rental payments, escalating from $6,000 per month to $16,182 per month under the lease terms, increase over the lease term with no provisions for increases dependent upon contingent occurrences. In accordance with the provisions of ASC 840-Leases, the Company recognized lease expense on a straight-line basis, totaling $10,642 per month over the initial lease term.

On February 1, 2012, the Company entered into a new 36-month lease agreement on our existing headquarters facility. Terms of the lease provide for a base rent payment of $7,875 per month for the first twelve months, increasing 3% per year thereafter. The lease contains no provisions for a change in the base rent based on future events or contingent occurrences. In accordance with the provisions of ASC 840-Leases, the Company recognizes lease expenses on a straight-line basis, which total $8,114 per month over the lease term. In connection with the entering into new leases, the Company recognized income of approximately $71,000 attributable to the recovery of the deferred rent obligation under the previous lease and wrote-off to lease expense $12,420 in security deposits attributable to the prior lease.

This location is sufficient to support current and anticipated operations.

Item 3.

Legal Proceedings.

In February 2012, SCI Direct, LLC (“SCI”), filed suit against TV Goods, Inc. in the United States District Court, Northern District of Ohio, Eastern Division. The complaint alleges trademark infringement by TV Goods arising from our Living Pure™ space heater as it relates to SCI’s EDENPURE™ space heater. The plaintiff is seeking monetary and injunctive relief claiming TV Goods committed trademark infringement, unfair competition and violation of the Ohio Deceptive Trade Practices Act. The amount of damages the plaintiff is seeking is unspecified. We believe that the legal basis of the allegations is completely without merit and intend to vigorously defend the lawsuit. The potential monetary relief, if any, is not probable and cannot be estimated at this time. We believe that any amount ultimately recoverable by the plaintiff would be immaterial. Accordingly, we have not recorded any amount as a potential loss reserve in this matter. As of June 21, 2012, TV Goods, Inc. has executed a settlement agreement with SCI Direct, LLC. Under the terms of the agreement, SCI has agreed to dismiss the complaint and TV Goods, Inc. has agreed to cease marketing any products under the Living Pure Trademark. The settlement agreement is contingent upon SCI’s review of TV Goods, Inc. financial statements relating to Living Pure sales, which has not been completed.

Item 4.

Mine Safety Disclosures.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

There is a limited public market for the shares of our common stock. Since our inception, our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Our common stock is currently quoted on the OTC Markets under the symbol ASTV. The range of closing prices for our common stock, as reported on the OTC Market was as provided below, as adjusted for our 1-for-20 (1:20) reverse split which was effectuated during October 2011. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2010	$10.00	$10.00
June 30, 2010	$10.20	$10.00
September 30, 2010	$10.00	$2.00
December 31, 2010	$4.00	$1.00
March 31, 2011	$25.40	$0.80
June 30, 2011	$15.40	$1.40
September 30, 2011	$2.10	$1.00
December 31, 2011	$1.25	$0.70
March 31, 2012	$1.05	$0.71

On June 25, 2012, our common stock had a closing price of $0.95. As of June 25, 2012, we had approximately 340 shareholders of record.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

Except for those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have not sold securities without registration during the period covered by this report.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below.

Company Overview

We are a direct response marketing company. We identify, advise in development and market consumer products. We employ three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We have identified several candidate products for marketing which actively began in our third fiscal quarter of 2012.

We hold a wholly owned interest in TV Goods, Inc., a Florida corporation (“TVG”) and Tru Hair, Inc., a Florida corporation. Although we hold an interest in these various entities, primarily all of our operations are conducted through TVG. TVG was formed in October 2009 and as a result has a limited operating history. Due to the similar nature of the underlying business and the overlap of our operations, we view and manage these operations as one business, accordingly we do not report as segments. On May 27, 2011, the Company entered into an agreement to acquire the rights to the domain names “asseenontv.com” and “seenontv.com”.  This transaction, completed on June 28, 2012, did not meet the criteria of a business combination within the guidelines of ASC 805 – Business Combinations, and therefore will be accounted for as an asset purchase.  This transaction provides the Company with exclusive use of the domain names “asseenontv.com” and “seenontv.com”. The term or phrase “As Seen On TV” is not subject to trademark protection and has been, and will continue to be, used by others including on-line and retail outlet applications with no connection with, or benefit to, the Company.

Revenue Generation

We generate revenues primarily from two sources: sales of consumer products and infomercial production fees. Inventors and entrepreneurs seek to leverage our experience in functions such as product selection, marketing development, media buying and direct response television production. We seek to offer, assist and enable inventors and entrepreneurs to market and sell consumer products.

Inventors and entrepreneurs submit products or business concepts for our review. Once we identify a suitable product/concept we negotiate to obtain global marketing and distribution rights. These marketing and distribution agreements stipulate profit sharing, typically a royalty to the inventor or product owner. As of the date of this report, we have marketed several products with limited success.

Results of Operations

Revenue for the year ending March 31, 2012, totaled $8,165,470, representing a significant increase over the preceding year.  Revenues for the year ending March 31, 2011, totaled $1,354,238. This increase is due in large part to the prior year’s “start up” phase, with the Company having commenced operations in October 2009, and the commencement of the Company’s marketing of its Living Pure line of space heaters commencing in the third fiscal quarter of the fiscal year ending March 31, 2012.  Accordingly, traditional period-over-period comparisons of revenues and related costs would be of limited value.  Sales of the Living Pure space heaters, which commenced in November 2011, accounted for approximately 63% of total revenues for the year ending March 31, 2012. While we do anticipate our sales to continue to increase, this growth rate should not be viewed as sustainable over the long-term.  It should also be noted that our line of heaters is a seasonal product and we have experienced a sharp decline in demand following the end of the winter season.

Major customers are those customers that account for more than 10% of revenues. For the year ended March 31, 2012, 37% of revenues were derived from two major customers and the accounts receivable from these major customers represented 67% of total accounts receivable as of March 31, 2012. The loss of these customers would have a material adverse affect on the Company’s operations.

There were no major customers for the year ended March 31, 2011.

In December 2011, the Company began marketing a line of proprietary hair and beauty products under the name of TruHair by Chelsea Scott™.  These sales are being managed and controlled through our wholly-owned subsidiary, TruHair, Inc., formed in November 2011. Sales of TruHair by Chelsea Scott™ totaled approximately $618,000 for the year ended March 31, 2012.

A comparative summary of the source of our revenues generated for the periods presented is as follows:

	Year Ended March 31,
	2012	2011

Living Pure Heater	$5,168,192	$--
Other product sales	2,044,617	348,271
Speaking engagement fees and royalty fees	500,457	20,469
Infomercial production income	452,204	985,498
	$8,165,470	$1,354,238

Our ability to fund such a sharp expansion in operations, including the funding of necessary media purchases, inventories and related logistics and administrative support was made possible through a funding completed in October and November 2011 with gross proceeds of $12,500,000.

Our revenue model also includes providing infomercial production for others as well as marketing specific products for which we have contractual right to the revenue stream such as our Living Pure line. As detailed above, for the year ending March 31, 2012, approximately 6% of our revenue was attributable to infomercial production income, with the balance being generated by specific product sales for which we contracted marketing and distribution rights. For the year ended March 31, 2011, revenues were $1,354,238, primarily resulted from infomercial production revenue billed, which represented 73% of total revenues for the year. We expect this trend in product mix to continue in the future.  While there can be no assurance, management believes that developing a marketing strategy based upon distributing developed products for which the Company has ownership or the licensing rights, will ultimately prove a successful strategy.

Cost of revenue for the year ended March 31, 2012, represented 77% of revenues for the period.  These costs consist primarily of the direct costs to the Company of products sold including related shipping.  The Company does not manufacture any products in-house and relies on third-party suppliers, located primarily outside of the United States, for its inventory.  Accordingly, our cost of products acquired for sale could vary significantly if fuel and transportation costs were to increase in the future. Cost of revenue for the year ended March 31, 2011 was $1,838,367 and represented 136% of revenues for the period. These costs primarily consisted of fees charged for the shooting and editing of infomercials primarily for our clients.

Selling and marketing expenses are comprised of promotional costs incurred related to sales of the Company’s own products. These costs totaled $3,517,765 for the year ended March 31, 2012. The prior year did not contain these costs as prior year revenues were primarily related to fees for our planning, shooting and editing of promotional materials for others. Components of these costs include:

	Year Ended March 31, 2012

Media purchases	$2,700,687	77%
Production design costs	147,040	4%
Call center support	587,238	17%
Other	82,800	2%
	$3,517,765	100%

The Company operates in a very competitive environment, competing in different media with products that may be very similar to those of our competitors.  Accordingly, management will often test a product, on a limited basis, in a targeted market and attempt to assess the products potential prior to investing in a larger “roll-out.” The Company attempts to price the product at a level that will prove both attractive to our customer while providing the Company with a reasonable return.  Often the test marketing will indicate that a particular product is not well received by a Direct Response program and the project will be dropped. This practice can, and sometimes does, as with the year ending March 31, 2011, result in the recognition of costs in excess of related revenues.

General and administrative expenses consist primarily of administrative labor costs, consulting fees, marketing related travel expenses, business development costs and legal and accounting fees. Included in the costs in the year ended March 31, 2012, are certain non-cash expenses including stock based compensation of $356,702 and other equity based compensation to consultants totaling approximately $316,707 and the impairment of the $150,000 investment in the Military Shopping Channel. While there can be no assurance, the Company anticipates that selling, general and administrative expenses will decline as a percentage of revenues as it continues to increase sales through the implementation of its marketing and growth plans. General and administrative expenses totaled $4,271,965 in 2011 and consist primarily of administrative labor costs, marketing related travel, business development and investor relations related fees. In addition, the Company recognized a $432,100 loss in an investment in Sleek Audio, LLC. The investment in Sleek Audio was made under an October 2010 three party agreement which provided the Company would invest up to $500,000 to include $250,000 in tooling for a proprietary ear phone product. During our fourth fiscal quarter of 2011, the contract was terminated by one of the three participants with small likelihood of the Company recovering its investment. Accordingly, the investment was fully written-off during the fourth quarter of 2011. Also included in these costs are certain non-cash expenses including stock based compensation expenses of $560,880 and the fair value of shares issued for consulting services of $365,000.

Other Income and Expenses

For the year ended March 31, 2012, we recognized approximately $5,452,000 in income resulting from the revaluation of the fair value of warrants outstanding  which were recorded as a liability on our balance sheet. This periodic revaluation could also result in a significant expense being recognized at the end of any given period depending on the market value of our stock. The warrants were issued in connection with a series of financings completed during the year and are revalued at the end of each reporting period to their fair value. In addition during the current fiscal year, we recognized income in the form of a change in a derivative liability of approximately $209,000. It should be noted that absent the revaluation of our warrants outstanding at March 31, 2012, the Company would have recognized a net loss of approximately $13,529,000 for the year ending March 31, 2012.

As a result of the series of amendments and waivers related to the Company’s August 29, 2011, 12% convertible financing and the financing itself, the Company recognized certain fair value related entries indicated under the related guidance including ASC 470-Debt.

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

As a result of the extinguishment of debt treatment, the Company did not recognize interest expense going forward on accretion related to the Octagon note discount or debt issuance costs balances as they were expensed in total concurrent with the extinguishment recognition in our second fiscal quarter ended September 30, 2011.

In connection with the recording of the August 28, 2011, $1,800,000 12% convertible debt financing, the Company recorded:

•

a debt discount equal to $1,800,000 which was accreted to interest expense over a two month period, approximately $900,000 per month, being fully expensed at its exchange conversion into the October 28, 2011 financing; and

•

recognition of debt issuance costs associated with transaction related warrants totaling $1,522,784 was accreted to interest expense over a two month period.

During the quarter ended December 31, 2011, in connection with our $1,800,000 debenture financing, we recognized approximately an additional $900,000 and $887,000 in accretion to interest expense related to the note discount and issuance related costs recognized. In addition, the Company marks-to market the fair value of the related warrants issued.

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

Interest expense related to note payable increased significantly for the year ending March 31, 2012, totaling approximately $4,182,000 compared to $63,000 in the previous year. These increases reflect the accretion to interest expense of the note discounts and debt issuance costs attributable to the Company’s convertible notes outstanding to Octagon Capital and other note holders.  These notes were converted into the Company’s unit offering with National Securities completed in October 2011. Interest expense for the year ending March 31, 2011, consisted primarily of interest accrued and paid on the Company’s 12% Senior Working Capital Notes which were converted in May 2010. The decrease in interest expenses to related parties between the periods was due to the accretion of the beneficial conversion feature attributable to the $107,000 note payable to the Company’s CEO.

Liquidity and Capital Resources

At March 31, 2012, we had a cash balance of approximately $4.7 million, a working capital deficit of approximately $18.2 million and an accumulated deficit of approximately $17.3 million. Included in our current liabilities at March 31, 2012is approximately $25.8 million representing the fair value of warrants outstanding. For operating capital, we have relied primarily on a series of debt and equity transactions with proceeds to the Company in fiscal 2012 of approximately $14 million, reduced by operational losses. Since inception, we have continued to operate at a loss. Management believes the Company has sufficient cash resources to sustain operations through at least June 2013. The Company plans to increase revenues in order to reduce, or eliminate, its operating losses. In the event the Company incurs further losses, the Company may seek additional capital from external sources in order to enable it to continue to meet its financial obligations until it achieves profitability. There can be no assurance that the Company will be able to raise additional capital on favorable terms, or at all.

In April 2011, we consummated the issuance and sale of $750,000 in aggregate principal amount of convertible debentures.  The Company paid $90,000, plus warrants with a fair value of approximately $284,000, in issuance costs related to these debentures.  The convertible debentures have no stated interest rate.  The debentures were convertible at $4.00 per share, subject to adjustment, and matured on December 1, 2011 unless earlier exchanged or converted.

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

In October 2011 the Company, entered into and consummated a securities purchase agreement with certain accredited investors for the private sale of 243.1 units  at $50,000 per unit. Each unit consisted of (i) 62,500 shares of common stock, and (ii) warrants to purchase 62,500 shares of common stock at an initial exercise price of $1.00 per share.  The Company received gross proceeds of $12,155,000  and issued an aggregate of 15,194,695 shares of common stock and 15,193,750 warrants to the investors pursuant to the securities purchase agreement. In November 2011, the Company sold an additional 6.9 Units under the securities purchase agreement, receiving an additional $345,000 in gross proceeds, issuing an additional aggregate of 431,250 shares of common stock and 431,250 warrants to investors. The October 28, 2011 and November 18, 2011 closings brought the total raised under the securities purchase agreement to $12,500,000.

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

On February 1, 2012, the Company entered into a new 36-month lease agreement on our existing headquarters facility. Terms of the lease provide for a base rent payments of $7,875 per month for the first twelve months, increasing 3% per year thereafter. The lease contains no provisions for a change in the base rent based on future events or contingent occurrences. In accordance with the provisions ASC 840-Leases, the Company is recognizing lease expenses on a straight-line basis, which total $8,114 per month over the lease term. In connection with the entering into the new leases, the Company recognized income of approximately $71,000 attributable to the recovery of the deferred rent obligation under the previous lease and wrote-off to lease expense $12,420 in security deposits attributable to the prior lease.

The following is a schedule by year of future minimum rental payments required under our lease agreement on March 31, 2012:

Operating Leases
Year 1	$94,973
Year 2	97,822
Year 3	83,546
Year 4	—
Year 5	—
$276,341

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $47,515 and $125,544 for the years ended March 31, 2012 and 2011, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at March 31, 2012 and 2011, respectively.

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

We also offer our customers services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recognized as deferred revenue until earned. Costs associated with a given project are deferred until the related revenues are recognized. As of March 31, 2012 and 2011, we had recognized deferred revenue of $33,750 and $88,652, respectively.

The Company has a return policy whereby the customer can return any product within 60-days of receipt for a full refund, excluding shipping and handling. However, historically the Company has accepted returns past 60-days of receipt. The Company provides an allowance for returns based upon specific product warranty agreements and past experience and industry knowledge. All significant returns for the periods presented have been offset against gross sales. The Company also provides a reserve for warranty, which is not significant and is included in accrued expense.

Share-Based Payments and Warrants

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

Subsequent Events

During June 2012 the Company issued 125,000 vested and restricted shares of common stock to Stratcon Partners, LLC pursuant to the terms of an independent contractor agreement. In addition, during June 2012 the Company issued 25,000 shares of restricted common stock to Mediterranean Securities Group, LLC in consideration of financial consulting services.

On May 27, 2011, the Company entered into a binding letter agreement with Seen on TV, LLC, a Nevada limited liability company, with no affiliation with the Company, and Ms. Mary Beth Gearhart (formerly Fasono), its president. The letter agreement provided that we would obtain ownership of certain Seen on TV intangible assets, primarily consisting of the domain names “asseenontv.com” and “seenontv.com”. Upon entering into the binding letter agreement, we issued 250,000 shares of restricted common stock, with a fair value of $500,000 on the contract date, and an initial cash payment of $25,000 to Ms. Gearhart. In addition, we granted 50,000 warrants to issue common shares, initially exercisable at $7.00 per share for a period of three years with a grant date fair value of $162,192. Further, we agreed to make five additional monthly payments of $5,000 to the seller and a $10,000 contribution to a designated charitable contribution, all of which payments were made. All payments made under the initial letter agreement, including the fair value of securities and an additional $7,000 paid to the UK for use of the URL “asseenontv.co.uk” totaled $729,450 at March 31, 2012.

On June 28, 2012, the Company finalized the asset purchase agreement with Seen on TV, LLC, agreeing (i) to pay an additional $1,560,000 in cash, (ii) issue an additional 250,000 shares of restricted stock, (iii) issue 250,000 common stock purchase warrants, exercisable at $0.64 per share for three years from issuance, (iv) modifying the exercise price of the 50,000 common stock purchase warrants issued in May 2011 from $7.00 per share to $1.00 per share and extending their term, and (v) making five annual payments of $10,000 per year to a charitable organization designated by See on TV.

This transaction did not meet the criteria of a business combination within the guidelines of ASC 805—Business Combinations, and therefore will be accounted for as an asset purchase. The transaction contained no contingent consideration and no liabilities were assumed contingent or otherwise. Accordingly, the assets acquired, all identifiable intangible assets, will be recognized based on our cost, including transactions costs, of the asset acquired.

The Company will account for the intangible assets in accordance with the provisions of ASC 350—Intangibles-Goodwill and Other.  As the intangibles we acquired are not subject to legal, regulatory, contractual or other factors which limit their useful life, the potential economic benefits to the Company are considered indefinite within the meaning of the related guidance.  Accordingly, no amortization of the related costs will be recognized. However, the Company recognizes the intangible assets acquired are subject to review for potential impairment and if impairment were to be noted, an appropriate reduction in the carrying value of the assets would be recorded.

In addition to the above we also paid $7,000 for the use of the URL “asseenontv.co.uk.”

Off Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 4 to the Consolidated Financial Statements.

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

We may continue to incur losses as we attempt to develop and expand our operations and to market and sell our products. From inception, we have operated at a loss and at March 31, 2012, we had an accumulated deficit of $17,268,608. At March 31, 2011, we had an accumulated deficit of $7,897,323. No assurance can be given that we will achieve or sustain profitability. As a result of our limited operating history and the nature of the market in which we compete, it is difficult to forecast revenues or earnings accurately. No assurance can be given that we will be successful in accomplishing our goals or that we will generate sufficient revenue to become profitable or to sustain profitability.

We have operated at a loss since inception and we cannot anticipate with any degree of certainty what our revenues will be in future periods.

At March 31, 2012, we had a cash balance of $4,683,186, a working capital deficit of $18,184,861 and an accumulated deficit of $17,268,608. Substantially all of the cash balance was due to the completion of a series of private placements beginning in May 2011. However, since inception, we have continued to operate at a loss. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include the rate of market acceptance of our products, competitive efforts, and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues will be in future periods. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market.

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

We are subject to the risks arising from adverse changes in general economic market conditions or any failure of the U.S. economy to recover from its recent recession. The U.S. economy remains extremely sluggish as it seeks to recover from a severe recession. The U.S. economy continues to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, reduced corporate profits and capital spending, significant job losses, reduced consumer spending, and continuing economic uncertainties. The uncertainty about future economic conditions could negatively impact our current and prospective customers, including those in the direct response markets, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery. Consumer spending in the United States has been, and is expected to continue to be, negatively affected by these economic trends which, in turn, will negatively impact our results of operations. Furthermore, the uncertainty about future economic conditions could negatively affect our ability to obtain financing, which we will require to fund our operations in the event we do not increase our revenues.

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

We are not affiliated with any of the “As Seen On TV” or “Seen On TV” retail stores and “As Seen On TV” and “Seen On TV” are not subject to trademark protection and therefore have been, and will continue to be used by third parties, including online and retail applications with no connections, nor benefits, to our company.

We are not affiliated with any of the “As Seen On TV” or “Seen on TV” retail stores. While we rely on “As Seen On TV” and “Seen On TV” for name recognition and marketing, such terms are not subject to trademark registration or common law protection.  Therefore, our competitors have, and will continue, to use such terms in the market.  The inability to register the terms may subject our company to negative public perception in the event that one of our competitors sells or distributes a negatively received product under an “As Seen On TV” or “Seen On TV” label.  Furthermore, the inability to register “As Seen On TV” or “Seen On TV” may prevent our company from developing a unique brand that exclusively benefits our company.

We rely upon trademark, copyright and trade secret laws to protect our proprietary rights, which might not provide adequate protection.

Our success and ability to compete depends to a significant degree upon the protection of intellectual property rights, including without limitation our trademarks, trade names and trade secrets. We have applied for registration of the trademark “TVGoods”, “Kevin Harington” and TruHair by Chelsea Scot” and have been granted registration for PITCH TANK® mark. While we intend to jointly hold intellectual property rights on products we develop with third parties, we may not be successful in protecting intellectual property rights. We rely on trademark, copyright and trade secret laws, each of which affords only limited protection. Our inability to protect intellectual property rights could seriously harm business, operating results and financial condition.

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

Our success largely depends on the efforts, reputation and abilities of Kevin Harrington. TV Goods was established by Kevin Harrington to leverage the exposure from his appearance as an investor on the ABC reality television series, the Shark Tank. While we carry $3 million of key man life insurance on Mr. Harrington, the loss of the services of Mr. Harrington could materially harm our business.

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

While we may need to grow rapidly to implement our business objectives; brisk growth would lead to increased responsibility for both existing and new management personnel. In an effort to manage such growth, we must maintain and enhance our financial and accounting systems and controls, hire and integrate new personnel and manage expanded operations. Despite systems and controls, growth is expected to place a significant strain on our management systems and resources. We will need to continue to improve our operational, managerial and financial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. Failure to manage our future growth would have a material adverse effect on the quality of our operations, ability to retain customers and key personnel and operating results and financial condition.

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

We have entered into an agreement with Presser Direct, LLC to provide the Company with a line of space heaters in the future. During our year ended March 31, 2012, the Company recorded sales of the Living Pure line of heaters of approximately $5,168,000 representing 63% of total revenues for year. We do not have any other long-term contracts with manufacturers, supplies or other service providers. We do not produce or manufacture products we market. In addition, we utilize third party companies to fulfill consumer orders and provide telemarketing services. If Presser Direct, LLC or any other manufacturers or suppliers are unable, either temporarily or permanently, to manufacture or deliver products or provide services in a timely and cost effective manner, it could have an adverse effect on our financial condition and results of operations.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of June 15, 2012, we had 32,120,784 issued and outstanding shares of common stock of which our officers and directors hold or control 4,046,061 shares of common stock. We may also issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

The exercise of the warrants and options will result in dilution to existing shareholders and could negatively affect the market price for our common stock.

At March 31, 2012, we have outstanding warrants to purchase an aggregate of 40,859,253 shares of common stock exercisable at various prices and options to purchase an aggregate of 1,025,000 shares of common stock exercisable at various prices. If all the warrants and options are exercised, based on 31,970,784 shares of common stock issued and outstanding as of March 31, 2012, our issued and outstanding shares would increase by over 131%. In the event that a market for our common stock develops, to the extent that holders of our warrants and options exercise such convertible securities, our existing shareholders will experience dilution to their ownership interest in our company. In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, our common stock price may decrease due to the additional shares in the market.

The purchase price protection features of the Company’s securities issued under its Securities Purchase Agreement dated October 28, 2011 could require the Company to issue a substantially greater number of shares of common stock, which will cause dilution to the Company’s stockholders.

Under a securities purchase agreement effective October 28, 2011, the Company issued an aggregate of 15,625,945 shares of common stock and three series of warrants to purchase up to 15,625,000 shares of common stock under a private placement. The Company sold the shares at an initial purchase price of $0.80 per share and the warrants are exercisable at either $0.80 or $1.00 per share. Pursuant to the securities purchase agreement, for a period of up to 24 months, the purchasers may receive additional shares of common stock in the event the Company issues additional securities, at an effective price per share that is less than the initial issuance price of the shares under the securities purchase agreement. In addition, if at any time while the warrants are outstanding the Company issues securities at an effective price per share less than the exercise price of the respective warrants, then the exercise price of the warrants may be reduced to such discounted price.

The change in value of our derivative liabilities could have a material effect on our financial results.

In connection with our recent financings we have issued a significant number of warrants and other securities that each contain derivative liabilities. At each of our financial reporting periods, we are required to determine the fair value of such derivatives and record the fair value adjustments as non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. Due to the volatile nature of our share price, we expect that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material.

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Accountant.

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2012. Disclosure controls and procedures are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the

Exchange Act is recorded, processed, summarized and reported within required time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Remediation

Changes in our internal controls over financial reporting have resulted in the remediation of many of the material weaknesses in our control environment which were disclosed in previous filings. This remediation section details the activities which contributed to the remediation.

Our management team is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency. Over the past year, we have strengthened our control over financial reporting to ensure timely and accurate financial reporting. While we have detailed the specific remedial actions taken to address our material weaknesses existing as of March 31, 2011 below, certain broad measures have contributed to a significant improvement in our overall control environment and the effectiveness of our internal control over financial reporting. We have also provided formal training on a variety of financial topics and continue to develop our key accounting policies to provide better guidance on U.S. GAAP requirements.

Following are our material weaknesses reported as of March 31, 2011 and the associated remedial actions we have taken to remediate these material weaknesses as of that date. We have concluded that the material weaknesses are remediated as of March 31, 2012.

U.S. GAAP reporting relating to reverse merger transaction.  We did not have the proper policies in place to properly identify and record a reverse recapitalization transaction completed in May 2010.

Remedial actions.  We have hired a Chief Financial Officer experienced in properly indentifying and recording reverse merger transactions and have established review policies designed to properly identify criteria and differentiate under U.S. GAAP guidance the differences between a reverse acquisition and reverse recapitalization transaction.

Expense recognition under U.S. GAAP. We did not design or maintain adequate policies and procedures to properly account for rent expense under U.S. GAAP.

Remedial actions.  The accounting department has developed policies and procedures to provide guidance to employees with respect to proper recording of expenses consistent with U.S. GAAP guidance. Additionally, we now have in place review procedures relating to proper expense recognition.

Adequate footnote disclosures. We did not design and implement adequate policies and procedures regarding the content of financial statement footnote disclosures.

Remedial actions.  We have developed policies and review procedures to ensure that financial statement footnote disclosures are compliant with U.S. GAAP and SEC guidelines. These procedures include a review process and use of current disclosure checklists.

Improper treatment of complex debt and equity transactions.  We failed to maintain adequate controls to ensure equity related transactions including required fair value calculations were recorded and properly disclosed.

Remedial actions.  We have implemented a sustainable process for indentifying and properly reporting complex equity transactions in accordance with U.S. GAAP. Specifically, we have developed corresponding policies and trained accounting personnel as well as those now responsibly for the review process in the proper identification and recording of equity based transactions.

Insufficient resource restricting ability to report timely.  We lacked sufficient resources to complete our financial statements and meet our reporting requirements in a timely manner.

Remedial actions.  Due primarily to successful fund raisings, we have been expanding our financial staff, including the hiring of a Chief Financial Officer, implemented a policy of reimbursed training for financial staff and have added additional computer hardware and software resources. This process has also provided for enhanced segregation job responsibilities, provided limited system user access and significantly improved controls relating to our financial statement closing process.

The Company has timely filed its quarterly financial statements on Form 10-Q for the quarters ending September 31, 2011 and December 31, 2011.

Lack of an audit committee resulting in insufficient financial oversight.  We failed to have in place an audit committee, including, a designated financial expert, to provide financial oversight to our accounting and financial reporting.

Remedial actions.  We have added two independent directors to our board of directors who have formed an audit committee including the appointment of a financial expert.  The committee is charged with, and has been, developing financial policies and controls, reviewing and providing oversight to our financial reporting processes, financial statements and public filings.

Based upon the above remedial actions, including testing of new or modified controls, we have concluded that our material weaknesses related to the financial statement closing and reporting processes have been remediated.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future period are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Our management, including the Chief Executive Officer and Chief Financial Officer,  has conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2012, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a  company’s internal control system, including (a) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Kevin Harrington	55	Chairman and Senior Executive Officer
Steven Rogai	35	Chief Executive Officer and Director
Dennis Healey	63	Chief Financial Officer
Adrian Swaim	30	Controller
Greg Adams	50	Director
Randolph Pohlman, PhD	68	Director

Kevin Harrington, Senior Executive Officer, Chairman of the Board of Directors

Kevin Harrington has served as Senior Executive Officer and Chairman of the Board of Directors since May 2010. In October 2009 Mr. Harrington formed TV Goods, Inc., a wholly owned subsidiary. He has been involved in the infomercial industry since 1984. Mr. Harrington is an original investor shark on the ABC television series “Shark Tank”, a reality television series produced by reality TV producer Mark Burnett, which premiered August 9, 2009. In 2009 Mr. Harrington published a book entitled “Act Now: How I Turn Ideas into Million-Dollar Products” which chronicles his life and experiences in the direct response industry. In 2008, Mr. Harrington formed TVGoods.com, LLC which was dissolved in 2009. From 1997 to 2008 Mr. Harrington served as CEO of Reliant International, LLC (formerly Reliant Interactive Media, LLC) a direct response marketing company. From 2007 to 2008 Mr. Harrington served as CEO of ResponzeTV, PLC, holding both positions simultaneously. From 1994 to 1997 Mr. Harrington served as CEO of HSN Direct a joint venture Mr. Harrington formed with HSN, Inc. From 1988 to 1994 Mr. Harrington served as President of Quantum Marketing International, Ltd., an electronic retailing company. In 1991 Quantum Marketing International, Ltd. merged with National Media Corporation and renamed as Quantum International, Ltd. In 1984, Kevin produced one of the industry’s first 30 minute infomercials. Mr. Harrington was a co-founder of two global networking associations, the Entrepreneur's Organization (formerly the Young Entrepreneurs Organization) in 1997, and the Electronic Retailing Association in 2000. Mr. Harrington was appointed to serve on the board due to his experience in the infomercial industry.

Steven Rogai, Chief Executive Officer, member of the Board of Directors

Mr. Rogai has served as our Chief Executive Officer since May 2010. In 2009 Mr. Rogai, along with Mr. Harrington cofounded Inventors Business Center, as resource to assist entrepreneurs in product development. From inception Mr. Rogai was Director of Business Development at TV Goods. Mr. Rogai has over 15 years of retail experience. From 2004 to 2008 Mr. Rogai served as President and CEO of Florida Select Mortgage Corp., a mortgage brokerage firm. In 2005 Mr. Rogai created Titan 1 Developments, LLC, a real estate development company, serving as President and CEO from 2005 through 2009. From 2000 to 2004, Mr. Rogai served as branch manager for Florida Mortgage Funding, a national brokerage firm. In May 2008, Steven Rogai filed for protection under Chapter 11 of the U.S. Bankruptcy code in relation to the liquidation of real estate holdings of Titan 1 Developments, LLC.

Dennis Healey, Chief Financial Officer

Dennis Healey is a certified public accountant. Since November 2007, Mr. Healey has provided accounting and financial reporting services to various private and public companies. Commencing first quarter 2010 through the date of his appointment as Chief Financial Officer of our Company on October 28, 2011, Mr. Healey has provided accounting and financial consulting services to the Company. From 1980 until October 2007, Mr. Healey served as Vice President of Finance and Chief Financial Officer of Viragen, Inc., a public company specializing in the research and development of biotechnology products. Viragen filed for an assignment for the benefit of creditors in October 2007.

Adrian Swaim, Controller

Adrian Swaim has served in various capacities with TV Goods, Inc., the Company’s operating subsidiary, since January 2010. Effective March 31, 2012, he was appointed Controller. From 2004 through 2007 Mr. Swaim served as a loan officer in the mortgage financing field. From 2007 through 2009 Mr. Swaim served as the Branch Manager of Florida Select Mortgage Corp. and also concurrently served as the Operations Manager for Titan 1 Developments, LLC. Mr. Swaim filed for bankruptcy protection in 2008.

Greg Adams, Director

Mr. Adams has served as our director since December 22, 2011.  He has served as chief operating officer of Green Earth Technologies, Inc. (“Green Earth”) since September 2010, and chief financial officer and secretary of Green Earth since March 2008.  Green Earth markets, sells and distributes branded, environmentally-friendly, bio-based performance and cleaning products to the automotive aftermarket, outdoor power equipment and marine markets. Green Earth’s common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under symbol “GETG”.  From 1999 to 2008, he served as a chief financial officer, a chief operating officer and a director of EDGAR Online Inc., a provider of business information.  From 1994 to 1999, he was also chief financial officer and senior vice president, finance of PRT Group Inc., a technology solutions company and the Blenheim Group Plc., U.S. Division, a conference management company.  Mr. Adams began his career in 1983 at KPMG in the audit advisory practice where he worked for 11 years.  Mr. Adams is a Certified Public Accountant, a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants, and served as vice chairman of Financial Executives International’s committee on finance and information technology.  He received a B.B.A. degree in Accounting from the College of William & Mary. He was appointed to the board due to his corporate finance and public company management experience.

Randolph Pohlman, PhD

Randolph Pohlman, PhD has served as our director since March 31, 2012. He is Professor and the Dean Emeritus of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University, the largest independent institution of higher education in the state of Florida and among the top 20 largest independent institutions nationally. He served as the Dean of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University from 1995 through 2009. Prior to his arrival at Nova Southeastern University, Dr. Pohlman was a senior executive at Koch Industries, the second largest privately held company in the United States. He was recruited to Koch via Kansas State University (KSU), where for more than ten years, he served KSU in a variety of administrative and faculty positions, including holding the L.L. McAninch Chair of Entrepreneurship and Dean of the College of Business. Dr. Pohlman also served as a Visiting Research Scholar at the University of California, Los Angeles, and was a member of the Executive Education Advisory Board of the Wharton School of the University of Pennsylvania. From 2003 through 2007 he served on the board of directors of Viragen, Inc., a public company specializing in the research and development of biotechnology products. Viragen filed for an assignment for the benefit of creditors in October 2007. He has served on a variety of corporate and not for profit boards.

Directors

Our Board of Directors consists of four members: Kevin Harrington as Chairman, Steven Rogai, Randolph Pohlman and Greg Adams.

Committees of the Board of Directors

We have established two committees; an Audit Committee and a Compensation Committee. Our board of directors consists of four members. Greg Adams and Randolph Pohlman serve on our Audit Committee and Compensation Committee. The Audit Committee reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given the nature of our operations, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Mr. Greg Adams has been designated as our “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

–

understands audit committee functions.

While the OTC Markets do not impose any qualitative standards requiring companies to have independent directors, currently two of our directors are “independent,” as defined under the NASDAQ Stock Market Listing Rules. It is our intent to expand our Board of Directors to include a majority of independent directors.

Director Compensation

Pursuant to independent director agreements, the Company has agreed to pay its independent directors an annual fee of $18,000 for serving on the board of directors and an additional $3,000 per year for serving as a committee chairperson and $2,000 per year for serving on a committee in a non chairperson position. In addition, the Company has issued each independent director options to purchase up to 25,000 shares of the Company’s common stock. The independent director options are exercisable at 100% of the closing price of our common stock as reporting on the OTC Markets on the date prior to such director’s appointment to the board. Options to purchase 12,500 shares of common stock vest 12 months from date of appointment to the board, and options to purchase 12,500 shares vest 24 months from date of appointment. The options are issued pursuant and subject to the Company’s equity incentive plan.

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at As Seen On TVC, 14044 Icot Boulevard, Clearwater, Florida 33760, Attention: Chief Executive Officer, or by facsimile (727) 330-7843.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Form 5’s were required, we believe that all filing requirements were complied with during fiscal year ended March 31, 2012.

Item 11.

Executive Compensation.

2012 Summary Compensation Table

The following table summarizes all compensation recorded by us in the last two completed fiscal years for:

–

our principal executive officer or other individual serving in a similar capacity;

–

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at March 31, 2012, as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934; and

–

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at March 31, 2012.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers”.

Name A	Year B		Salary (S) C	Bonus ($) D	Stock Awards ($) E	Option Awards ($) F		Non Equity Incentive Plan Compensation ($) G	Nonqualified Deferred Compensation (S) H	All Other Compensation ($) I	Total (S) J
Kevin Harrington [1]	2012		$300,000	$150,000	$—	$—		$—	$—	$—	$450,000
	2011	[4]	$300,000	$—	$—	$—		$—	$—	$22,018	$322,018
	2010		$113,000	$—	$—	$—		$—	$—	$4,761	$117,761

Steven Rogai [2]	2012		$177,404	$100,000	$—	$129,700	[5]	$—	$—	$—	$407,104
	2011	[4]	$150,000	—	$—	$280,000	[6]	$—	$—	$10,500	$440,500
	2010		$3,900	$—	$—	$—		$—	$—	$—	$3,900

Dennis Healey[3]	2012		$110,539	$50,000	$—	$43,200	[7]	$—	$—	$—	$203,739

Adrian Swaim	2012		$67,846	$25,000	$—	$64,900		$—	$—	$—	$157,746

———————

1

Mr. Harrington currently serves as Senior Executive Officer and Chairman of our Board of Directors. Compensation paid by TV Goods.

2

Mr. Rogai currently serves as our Chief Executive Officer and as a member of the Board of Directors. Compensation paid by TV Goods.

3

Mr. Healey commenced serving as chief financial officer on October 28, 2011. Salary scheduled includes approximately $52,000 earned as a consultant prior to his employment, which commenced October 28, 2011.

4

Excludes shares of common stock issued pursuant to the merger agreement with TV Goods.

5

Option awards to Mr. Rogai totaling $129,700 reflect the aggregate fair value of 150,000 stock options, exercisable at $0.96 per share, granted September 26, 2011. The fair value of the options granted was determined in accordance with the provisions of FASB ASC Topic 718.

6

Option Awards to Mr. Rogai totaling $280,000 reflect the aggregate fair value of 350,000 stock options, exercisable at $1.50 per share, granted on May 26, 2010. The fair value of the options granted was determined in accordance with the provisions of FASB ASC Topic 718 with assumptions as detailed in Note 2 to our audited financial information for the year ending March 31, 2011.

7

Option awards to Mr. Healey totaling $43,200 reflect the aggregate fair value of 50,000 stock options, exercisable at $0.96 per share, granted September 26, 2011. The fair value of the options granted was determined in accordance with the provisions of FASB ASC Topic 718.

Grants of Plan Based Awards

The following chart reflects the number of stock options we awarded in fiscal 2012 to our executive officers and directors.

Name	Number of Options	Exercise Price per Share	Expiration Date

Steve Rogai	150,000	$0.96	9/26/2016
Dennis Healey	50,000	$0.96	9/26/2016
Adrian Swaim	75,000	$0.96	9/26/2016
Greg Adams	25,000	$1.00	12/22/2016
Dr. Randolph Pohlman	25,000	$0.82	3/31/2017

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of March 31, 2012.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,025,000	1.41	675,000

Equity compensation plans not approved by security holders	—	$—	—

Total	1,025,000	$1.41	675,000

Outstanding Equity Awards At March 31, 2012 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of March 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Kevin Harrington	—	—	—	—

Steve Rogai	350,000	—	1.50	5/25/2015
	75,000	—	0.96	9/26/2016
		75,000	0.96	9/26/2016

Dennis W. Healey	50,000	—	1.50	5/26/2015
	37,500	—	2.20	12/20/2015
	25,000	—	0.96	9/26/2016
	—	12,500	2.20	12/20/2015
	—	25,000	0.96	9/26/2016

Adrian Swaim	50,000	—	1.50	5/26/2015
	37,500	—	2.20	12/20/2015
	37,500	—	0.96	9/26/2016
	—	12,500	2.20	12/20/2015
	—	37,500	0.96	9/26/2016

Employment Agreements

Effective on October 28, 2011, the Company entered into a three year services agreement with Kevin Harrington and Harrington Business Development, Inc. to provide executive services and for Mr. Harrington to serve as Chairman of the Board of Directors of the Company. Under the agreement Mr. Harrington shall receive base compensation per annum of $300,000. This agreement supersedes all prior oral and written agreements between the Company and Mr. Harrington, including, but not limited to that certain executive services agreement dated April 30, 2010. Furthermore, on the Closing Date the Company also entered into three-year employment agreements with Steve Rogai and Dennis Healey. Mr. Rogai shall serve as the Company’s Chief Executive Officer and President and will receive an annual base salary of $225,000. Mr. Healey shall serve as the Company’s Chief Financial Officer and will receive an annual base salary of $140,000.

Under the agreements, Harrington, Rogai and Healey (collectively, the “Executives” and each, an “Executive”) shall, in addition to base compensation, be entitled to such bonus compensation as determined by the Company’s Board of Directors from time to time. In addition, each Executive shall be entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties. Furthermore, each Executive is entitled up to a vacation of two weeks per annum and is entitled to participate in any pension, insurance or other employment benefit plan as maintained by the Company for its executives, including programs of life and medical insurance and reimbursement of membership fees in professional organizations. The Company has agreed to maintain a minimum of $5,000,000 of directors and officers liability coverage during each Executive’s employment term and the Company shall indemnify each Executive to the fullest extent permitted under Florida law. In the event of termination for death or disability, the Executives’ estate shall receive three months base salary at the then current rate, payable in a lump sum and continued payment for a payment of one year following Executives’ death of benefits under any employee benefit plan extended from time to time by the Company to its senior executives. In the event the Executive is terminated for cause or without good reason, as defined under the agreement, the Executive shall have no right to compensation or reimbursement or to participate in any benefit programs, except as may otherwise be provided by law, for any period subsequent to the effective date of termination. In the event of termination without cause, for good reason or change of control, as defined under the agreement, the Company shall pay the Executive 12 months base salary at the then current rate, to be paid from the date of termination until paid in full, any accrued benefits under any employee benefit plan extended to the Executive, and Executive shall be entitled to immediate vesting of all granted but unvested options and the payment on a pro rate basis of any bonus or other payments earned in connection with any bonus plan to which the Executive was a participant. Each agreement also contains a non-competition and non-solicitation provision for a period of up to nine months from the date of termination.

Except as otherwise disclosed above, we have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control to any of our executive officers or key employees.

How Compensation for our Directors’ and Executive Officers’ was Determined

Our Board of Directors, consisting of such members serving on the date of the subject compensatory arrangement, determined the amount of compensation payable to our Directors and Executive Officers.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of June 25, 2012, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o our corporate offices at 14044 Icot Boulevard, Clearwater, Florida 33760. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Applicable percentage of ownership is based on 32,120,784 shares of common stock outstanding as of June 25, 2012 together with securities exercisable or convertible into shares of common stock within sixty (60) days of June 25, 2012 for each stockholder.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class

Kevin Harrington	3,137,311	[1]	9.8%
Steven Rogai	1,649,235	[2]	5.1%
Dennis Healey	125,000	[3]	*
Adrian Swaim	137,500	[4]	*
Randolph Pohlman	0	[6]	—
Greg Adams	0	[5]	—

All Directors and Executive Officers as a Group (6 Persons)	5,049,046		15.5%

———————

* less than 1%

1

The number of shares beneficially owned by Mr. Harrington includes 3,122,311 shares held by Harrington Business Development, Inc., an entity controlled by Mr. Harrington and 15,000 shares held in his own name. Mr. Harrington has voting and dispositive control over securities held by Harrington Business Development.

2

Includes 1,224,235 shares of common stock presently outstanding, of which 340,485 shares are held by SAR TV, Inc., an entity owned and controlled by Mr. Rogai. Also includes 425,000 shares of common stock underlying options exercisable at prices ranging from $0.96 per share to $1.50 per share. Does not include 75,000 shares of common stock underlying options subject to vesting requirements.

3

The number of shares beneficially owned by Mr. Healey includes 12,500 shares of common stock and 112,500 shares underlying options exercisable at prices ranging from $0.96 per share to $2.20 per share. Does not include 37,500 shares of common stock underlying options subject to vesting requirements.

4

The number of shares beneficially owned by Mr. Swaim includes 12,500 shares of common stock and 125,000 shares underlying options exercisable at prices ranging from $0.96 per share to $2.20 per share. Does not include 37,500 shares of common stock underlying options subject to vesting requirements.

5

Excludes 12,500 shares of common stock underlying options that vest on March 31, 2013 and 12,500 shares of common stock underlying options that vest on March 31, 2014.

6

Excludes 12,500 shares of common stock underlying options that vest on December 23, 2012 and 12,500 shares of common stock underlying options that vest on December 23, 2013.

Stock Option Plans

We presently have two stock option plans:

–

2010 Executive Equity Incentive Plan, as amended (“2010 Executive Plan”); and

–

2010 Non Executive Equity Incentive Plan, as amended (“2010 Non Executive Plan”).

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

2010 Executive Equity Incentive Plan

In May 2010, our Board of Directors adopted the 2010 Executive Equity Incentive Plan, as amended (“2010 Executive Plan”). We have reserved 900,000 shares of common stock under the 2010 Executive Plan. As of June 25, 2012, we have outstanding options to purchase 550,000 shares of common stock under the 2010 Executive Plan exercisable at prices ranging from $0.96 per share to $1.50 per share. As of June 25, 2012, there are 350,000 shares available for issuance under this plan.

2010 Non Executive Equity Incentive Plan

In May 2010, our Board of Directors adopted the 2010 Non Executive Equity Incentive Plan, as amended (“2010 Non Executive Plan”). We have reserved 800,000 shares of common stock under the 2010 Non-Executive Plan. As of June 25, 2012, we have outstanding options to purchase 475,000 shares under the Non-Executive Plan exercisable at prices ranging from $0.96 per share to $2.20 per share. As of June 25, 2012, there are 325,000 shares available for issuance under this plan.

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

We currently have two independent members on our board of directors. It is our policy that the disinterested members of our board of directors approve or ratify transactions involving directors, executive officers or principal stockholders or members of their immediate families or entities controlled by any of them in which they have a substantial ownership interest in which the amount involved may exceed the lesser of $120,000 or 1% of the average of our total assets at year end and that are otherwise reportable under SEC disclosure rules. Such transactions include employment of immediate family members of any director or executive officer.

Our Chief Executive Officer had loaned the Company funds in the past to meet short-term working capital needs. These loans totaled $107,000, with related accrued interest of $0 and $2,354 at March 31, 2012 and 2011, respectively. The loan was unsecured and carried an interest rate of 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note was convertible into common shares of the Company at $1.50 per share and carried an interest rate of 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470--Debt. Accordingly, a beneficial conversion feature of $107,000 was recognized and was accreted to interest expense over the initial one year term of the note.  The accreted note payable to officer balance totaled $0 and $91,219 at March 31, 2012 and 2011, respectively.  On May 25, 2011, the Promissory Note was amended to extend the maturity one additional year under the same terms.

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

During the period ending March 31, 2010, we loaned approximately $141,000, including approximately $6,000 in accrued interest, to TV Goods.com, LLC, a company controlled by Tim Harrington, brother of our Chairman and Senior Executive Officer. The loans were made to fund certain projects which were believed to have potential mutual benefit. The loans are unsecured, carried an interest rate of 12% per annum and are payable on demand. These amounts were deemed and reported as an obligation of our Chairman, Kevin Harrington. On November 23, 2010, Kevin Harrington tendered 42,056 shares of our common stock to the Company as payment in full of the loans totaling $151,400, inclusive of related interest of approximately $16,400. The shares were retired. The shares tendered were valued at $3.60 per share, the closing price of our common stock on the settlement date.

During May 2011, the Company entered into a non-binding term sheet with SMS Audio, LLC, an affiliate of Curtis Jackson (aka 50 Cent), a musician and entertainer. Under the non-binding term sheet we agreed to joint marketing efforts to produce and distribute a direct response television infomercial to market wireless over-the-ear headphone products to be offered or sold by SMS Audio that are endorsed by or bear the name of “50 Cent”. At the date of execution of the term sheet, Mr. Jackson was deemed to be an affiliate of the Company. We cannot provide any assurances that we will enter into a binding agreement with SMS Audio. Mr. Jackson is a principal of G-Unit Brands, Inc. During November 2010, G-Unit purchased 375,000 shares of common stock, 375,000 Series A Warrants, 375,000 Series B Warrants and 375,000 Series C Warrants at an aggregate purchase price of $750,000. A majority of the proceeds from the sale of the Units were used for the development of certain “50 Cent” branded products under an infomercial and production agreement dated October 13, 2010, between our company, Sleek Audio, LLC and G-Unit Brands Inc., which was subsequently terminated. Under the terms of the infomercial and production agreement, we contributed $182,100 for product tooling and invested $250,000 for a 5% equity interest in Sleek Audio, LLC. The agreement was subsequently terminated and Sleek Audio retained the product tooling. Accordingly, during our fourth fiscal quarter ended March 31, 2011, we wrote-off our equity investment in Sleek Audio of $250,000 and tooling costs of $182,100.

On March 15, 2012, the Company entered into a distribution and marketing agreement with SMS Audio relating to the promotion and sale of SMS Audio products via major live television shopping networks and their related websites and AsSeenOnTV.com in the U.S. The initial term of the agreement is 12 months. The agreement includes, but is not limited to the product lines of SYNC by 50 Over-Ear Headphones, STREET by 50 Over-Ear Headphones and STREET by 50 In-Ear Headphones. SMS and the Company agree that Curtis Jackson III (aka 50 Cent) may appear for certain television airings for the products as agreed upon by the parties and Mr. Jackson. The agreement does not provide for any minimum purchases or sales commitments by either party and may be terminated by SMS Audio without cause upon 60 days notice. To date we have not sold any products or generated any revenues under the agreement.

Effective March 23, 2011, Michael Cimino resigned from our Board of Directors and his position as Executive Director of TV Goods, Inc.  In connection with his resignation, the Company entered into an agreement with Mr. Cimino which provided: (i) all granted but yet unvested options granted to Mr. Cimino would fully vest; (ii) Mr. Cimino would continue to work with the Company on a project-by-project basis and would receive 25,000 common shares which vest August 25, 2011; and (iii) upon commencement of a written consulting agreement to commence no earlier than February 25, 2012, Mr. Cimino would be granted an additional 25,000 common shares and additional compensation for his consulting services of $6,000 per month for a period of one year. The agreement with Mr. Cimino further provided that Mr. Cimino agreed not to sell on a trading market any common shares held by him until the earlier of 30 calendar days after the effective date of the Company’s pending registration statement or seven (7) months from the completion of a then pending funding transaction which closed June 15, 2011. The Company also had agreed to reimburse certain pre-approval travel related expenses, not to exceed $600 per month. Concurrent with Mr. Cimino’s resignation, a dispute arose between Mr. Cimino and the Company as the result of Mr. Cimino’s violation of the terms of his resignation agreement. This violation stemmed from Mr. Cimino failing to provide certain post resignation services agreed to relating to certain open transactions pending and in negotiations during his tenure. Accordingly, the Company believes that it has no obligations to Mr. Cimino under his resignation agreement.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its current independent registered public accounting firm, EisnerAmper LLP as well as the fees charged for such services. In its review of non-audit service and its appointment of EisnerAmper LLP the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by EisnerAmper were approved by the Board, acting as our Audit Committee.  The following table shows the fees for the year ended March 31, 2011 and March 31, 2012.

	EisnerAmper
	2012	2011
Audit Fees (*)	$158,000	$70,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

———————

(*)

Consists of fees billed for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q and consents.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1)

All Financial Statements

(2)

Financial Statements Schedule

(3)

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger effective May 28, 2010 (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation dated April 18, 2008 (2)
3.3	Amendment to Articles of Incorporation dated August 5, 2010 (increase in authorized common stock) (16)
3.4	Amendment to Articles of Incorporation effective October 28, 2011 (name change and reverse split) (11)
3.5	Bylaws (2)
4.1	Form of Series A, B and C Warrant 2010 (1)
4.2	Form of Placement Agent Warrant 2010 (1)
4.3	Convertible Promissory Note issued to Steven Rogai (1)
4.4	Form of Series A-1, B-1 and C-1 Warrant (14)
4.5	Convertible Debenture dated April 8, 2011(5)
4.5.1	Amendment to Convertible Debenture dated April 8, 2011 (10)
4.6	Form of Convertible Debenture issued August 29, 2011 (10)
4.7	Form of Warrant issued August 29, 2011 (10)
4.8	Form of Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
4.9	Form of Placement Agent Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
4.10	Form of Common Stock Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
10.1.1	Services Agreement with Kevin Harrington (8)
10.1.2	Employment Agreement with Steve Rogai (8)
10.1.3	Employment Agreement with Dennis Healey (8)
10.1.4	Form of Independent Director Agreement (8)
10.1.5	Form of Lock Up Agreement (8)
10.2	Executive Equity Incentive Plan (3)
10.3	Non Executive Equity Incentive Plan (3)
10.5	Form of 2010 Private Placement Subscription Agreement (14)
10.6	Form of October 2010 Private Placement Subscription Agreement (14)
10.6	Infomercial Production and Brand License Agreement (7)
10.8	Securities Purchase Agreement dated April 11, 2011 (5)
10.9	Securities Purchase Agreement dated May 27, 2011 (6)
10.10	Severance, Consulting and Release Agreement dated March 23, 2011 (14)
10.11	Securities Purchase Agreement effective August 29, 2011 (10)

10.12		Notice, Consent, Amendment and Waiver Agreement between the Company and a majority of the Purchasers under the Securities Purchase Agreement dated May 27, 2011, effective August 29, 2011 (10)
10.13		Securities Purchase Agreement dated October 28, 2011 (11)
10.14		Binding Letter Agreement dated May 27, 2011 (12)
10.15		Stratcon Partners, LLC Agreement dated December 6, 2011 (13)
10.16		Purchasing and Marketing Agreement with Presser Direct(14)
21.1		List of subsidiaries of the Company (14)
31.1		Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1		Certification Pursuant to Section 1350 (Provided herewith)
32.2		Certification Pursuant to Section 1350 (Provided herewith)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

* These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference

(1)

Incorporated by reference to Form 8-K dated May 28, 2010 filed on June 4, 2010.

(2)

Incorporated by reference to Registration Statement on Form S-1 Registration Statement filed April 24, 2008 (333-150419).

(3)

Incorporated by reference to Schedule 14C Definitive Information Statement filed on July 8, 2010.

(4)

Incorporated by reference to Form 10-Q Quarterly Report for the period ended December 31, 2010.

(5)

Incorporated by reference to Form 8-K dated April 11, 2011 filed on April 15, 2011.

(6)

Incorporated by reference to Form 8-K dated May 27, 2011 filed on June 8, 2011.

(7)

Incorporated by reference to Form 10-K Annual Report for the year ended March 31, 2011.

(8)

Incorporated by reference to Form 8-K dated October 28, 2011 filed on November 3, 2011.

(9)

Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2011.

(10)

Incorporated by reference to Form 8-K dated August 29, 2011 filed on August 31, 2011.

(11)

Incorporated by reference to Form 8-K dated November 18, 2011 as filed on November 21, 2011.

(12)

Incorporated by reference to Form 8-K dated May 27, 2011 filed on June 3, 2011.

(13)

Incorporated by reference to Form 8-K dated December 6, 2011 filed on December 12, 2011.

(14)

Incorporated by reference to Form S-1 Registration Statement (333-170778).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2012

As Seem On TV, Inc.

By:	/s/ Steve Rogai
Steve Rogai
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Rogai	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	June 29, 2012
Steve Rogai

/s/ Dennis W. Healey	Principal Financial Officer and Principal Accounting Officer	June 29, 2012
Dennis W. Healey

/s/ Kevin Harrington	Senior Executive Officer and Chairman of the Board of Directors	June 29, 2012
Kevin Harrington

/s/ Adrian Swaim	Controller	June 29, 2012
Adrian Swaim

/s/ Greg Adams	Director	June 29, 2012
Greg Adams

/s/ Randolph Pohlman	Director	June 29, 2012
Randolph Pohlman

INDEX TO FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDAIRIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

As Seen On TV, Inc.

We have audited the accompanying consolidated balance sheets of As Seen On TV, Inc. and Subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended March 31, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of As Seen On TV, Inc. and Subsidiaries as of March 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Edison, New Jersey

June 29, 2012

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$4,683,186	$35,502
Accounts receivable, net	2,055,162	82,238
Advances on inventory purchases	304,702	—
Inventories	1,561,314	1,107
Deferred offering costs	—	63,500
Prepaid expenses and other current assets	262,163	46,370
Total current assets	8,866,527	228,717

Investments, at cost	—	150,000
Certificate of deposit – non current	50,000	—
Property, plant and equipment, net	140,000	92,732
Deposit on asset acquisition	729,450	—

Total Assets	$9,785,977	$471,449
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$433,591	$332,833
Notes payable officer	—	91,219
Deferred revenue	33,750	88,652
Accrued interest related parties	—	2,354
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	601,695	108,326
Notes payable – current portion	28,737	9,714
Warrant liability	25,797,615	4,117,988
Total current liabilities	27,051,388	4,907,086

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and 2011, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 and 400,000,000 shares authorized at March 31, 2012 and 2011, respectively, and; 31,970,784 and 10,886,374 issued and outstanding at March 31, 2012 and 2011, respectively.	3,197	1,089
Additional paid-in capital	—	3,460,597
Accumulated deficit	(17,268,608)	(7,897,323)
Total stockholders' equity (deficiency)	(17,265,411)	(4,435,637)

Total liabilities and stockholders' equity (deficiency)	$9,785,977	$471,449

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2012	2011

Revenues	$8,165,470	$1,354,238
Cost of revenues	6,270,508	1,838,367

Gross profit (loss)	1,894,962	(484,129)

Operating expenses:
Selling and marketing expenses	3,517,765	—
General and administrative expenses	4,970,616	4,271,965

Loss from operations	(6,593,419)	(4,756,094)

Other (income) expense:
Warrant revaluation	(5,452,436)	1,935,256
Loss of extinguishment of debt	2,950,513	—
Revaluation of derivative liability	(209,351)	—
Registration rights penalty	—	156,000
Interest income - related party	—	(10,440)
Other income	(10,076)	(25,407)
Interest expense	4,181,642	63,212
Interest expense - related party	23,271	104,783
	1,483,563	2,223,404

Loss before income taxes	(8,076,982)	(6,979,498)

Provision for income taxes	—	—

Net loss	$(8,076,982)	$(6,979,498)

Loss per common share – basic and diluted	$(0.40)	$(0.70)

Weighted-average number of common shares outstanding – basic and diluted	20,240,435	9,923,596

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

YEARS ENDED MARCH 31, 2012 AND 2011

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2010	7,909,375	791	308,584	(917,825)	(608,450)

Reverse recapitalization transaction	143,375	14	(320,014)	—	(320,000)

Warrants issued in Units offering	—	—	(2,182,732)	—	(2,182,732)

Common stock issued towards settlement of notes payable	515,367	52	687,448	—	687,500

Common shares issued for services	122,813	12	365,488	—	365,500

Common stock issued in Private Placements, net of offering costs of $389,437	2,237,500	224	4,085,339	—	4,085,563

Share based compensation	—	—	560,880	—	560,880

Beneficial conversion feature on related party loan	—	—	107,000	—	107,000

Retirement of common shares	(42,056)	(4)	(151,396)	—	(151,400)

Net loss	—	—	—	(6,979,498)	(6,979,498)

Balance March 31, 2011	10,886,374	1,089	3,460,597	(7,897,323)	(4,435,637)

Common shares issued for services	16,849	2	183,998	—	184,000

Warrants issued for services	—	—	132,707	—	132,707

Common stock issued in Private Placement, net of offering costs of $255,900	292,500	29	914,071	—	914,100

Common shares issued in Unit offering, net of Offering costs of $1,605,747	15,625,945	1,563	10,892,690	—	10,894,253

Placement Agent consideration For Unit offering	100,000	10	(10)	—	—

Common shares issued on conversion of notes payable in Unit offering	4,041,563	404	4,980,359	—	4,980,763

Warrants issued in Unit offering	—	—	(26,353,122)	(1,294,303)	(27,647,425)

Common shares issued on conversion of related party note payable	133,750	13	106,987	—	107,000

Share-based compensation	—	—	356,702	—	356,702

Cashless exercise of Placement Agent warrants	331,303	33	3,594,402	—	3,594,435

Shares issued under repricing agreement	292,500	29	(29)	—	—

Warrants issued on deposit of Asset acquisition	—	—	162,192	—	162,192

Common shares issued on deposit of assets acquisition	250,000	25	499,975	—	500,000

Warrants issued with convertible note	—	—	811,447	—	811,447

Beneficial conversion feature on note payable	—	—	243,711	—	243,711

Settlement of derivative liability	—	—	13,323	—	13,323

Net loss	—	—	—	(8,076,982)	(8,076,982)

Balance March 31, 2012	31,970,784	$3,197	$—	$(17,268,608)	$(17,265,411)

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2012 AND 2011

	Year Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,076,982)		$(6,979,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,572		22,908
Amortization of discount on convertible debt	1,993,650		—
Amortization of deferred financing costs	2,149,491		—
Warrants issued for services	132,707		—
Share-based compensation	356,702		560,880
Interest accretion in related party note payable	15,781		91,219
Shares issued for consulting services	184,000		365,500
Change in fair value of warrants	(5,452,436)		1,935,256
Accrued interest income – related party	—		(10,440)
Accrued registration penalty	—		156,000
Change in derivative liability	(209,351)		—
Loss on extinguishment of debt	2,950,513		—
Accrued interest-related party	(2,354)		33
Impairment of investments	150,000		522,100
Inventory write-down	347,720		—
Changes in operating assets and liabilities:
Accounts receivable	(1,972,924)		(72,003)
Advances on inventory purchases	(304,702)		—
Inventories	(1,907,927)		45,081
Prepaid expenses and other current assets	(115,693)		18,800
Accounts payable	100,754		266,392
Deferred revenue	(54,902)		(2,202)
Accrued expenses and other current liabilities	493,369		47,276
Net cash used in operating activities	(9,174,012)		(3,032,698)

Cash flows from investing activities:
Investments	—		(582,100)
Deposit on asset acquisition	(67,254)		—
Certificate of deposit – non current	(50,000)		—
Reverse recapitalization transaction	—		(320,000)
Additions to property, plant and equipment	(95,840)		(85,955)
Net cash used in investing activities	(213,094)		(988,055)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	2,550,000		—
Costs associated with convertible debt	(342,586)		—
Deferred offering costs	—		(63,500)
Proceeds of notes payable	89,514		27,293
Repayment of notes payable	(70,491)		(67,579)
Repayment of loans from related parties	—		(513)
Proceeds from private placements of common stock	13,670,000		4,475,000
Costs associated with private placement of common stock	(1,861,647)		(389,437)
Net cash provided by financing activities	14,034,790		3,981,264

Net increase (decrease) in cash and cash equivalents	4,647,684		(39,489)
Cash and cash equivalents - beginning of period	35,502		74,991
Cash and cash equivalents - end of period	$4,683,186		$35,502

Supplemental disclosures of cash flow information
Interest paid in cash	$9,361		$96,841
Taxes paid in cash	$—		$—
Non Cash Investing and Financing Activities
Common shares issued towards settlement of notes payable	$107,000		$687,500
Common shares issued in payment of related party receivables	$—		$151,400
Shares issued on acquisition deposit	$500,000		$—
Warrants issued with debt	$811,447	$
Cashless exercise of placement agent warrants	$3,594,435		$—
Deferred offering costs	$63,500		$—
Beneficial conversion feature on note payable	$243,711		$—
Settlement of derivative liabilities	$13,323		$—
Warrant liabilities	$29,067,319		$2,182,732
Common Shares issued in conversion of notes payable	$4,980,763		$—

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

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

Our primary channels of distribution are through television via infomercials (28.5 minute shows), short form spots (30 seconds to 5 minutes) and via shopping channels such as QVC and HSN. Our business model is to initially test the potential commercial viability of a product or service with a limited media campaign to determine if a full-scale marketing campaign would be justified. If preliminary marketing results appear to justify an expanded campaign, we will develop and launch an expanded program. Secondary channels of distribution include the Internet, retail, catalog, radio and print media.

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

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3.

Liquidity

Since inception until our third fiscal quarter ending December 31, 2011, we have had limited sales and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.

At March 31, 2012, we had a cash balance of approximately $4.7 million, a working capital deficit of approximately $18.2 million and an accumulated deficit of approximately $17.3 million. As we have experienced losses from operations since our inception in October 2009, we have relied on a series of private placements and convertible debentures to fund our operations. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the frequency and success of new and existing products.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes the Company has sufficient cash resources to sustain operations through at least June 2013. The Company plans to increase revenues in order to reduce, or eliminate, its operating losses.  In the event the Company incurs further losses, the Company may seek additional capital from external sources in order to enable it to continue to meet its financial obligations until it achieves profitability.  There can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.

Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported periods. Our management believes the estimates utilized in preparing our consolidated financial statements are reasonable. Actual results could differ from these estimates.

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

In the direct response industry, purchased items are generally returnable for a certain period after purchase.  We attempt to estimate returns and provide an allowance for sales returns where applicable. Our estimates are based on historical experience and knowledge of the products sold. The allowance for estimated sales returns totaled $275,000 and $4,757 at March 31, 2012 and 2011, respectively.

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

Revenue Recognition

We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customer’s order is received and we receive acknowledgment of receipt by a third party shipper and collection is reasonably assured.

We also have offered our customers on a limited basis, services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Production costs associated with a given project are deferred until the related revenues are earned and recognized. As of March 31, 2012 and 2011, we had recognized deferred revenue of $33,750 and $88,652, respectively.

The Company has a return policy whereby the customer can return any product within 60-days of receipt for a full refund, excluding shipping and handling. However, historically the Company has accepted returns past 60-days of receipt. The Company provides an allowance for returns based upon specific product warranty agreements and past experience and industry knowledge. All significant returns for the periods presented have been offset against gross sales. The Company also provides a reserve for warranty, which is not significant and is included in accrued expense.

Investments

We carried our investment at March 31, 2011, at our direct cash cost. The amounts paid were determined by contract provision on the contract commitment date. Due to our percentage ownership of 10% and lack of significant influence, the investments made by the Company was not accounted for under the consolidation or equity methods of accounting. This investment was accounted for under the cost method as provided under ASC 325-Investments-Other. Under this method, the Company’s share of the earnings or losses of each investee company are not included in our  Consolidated Statement of Operations. However, impairment charges, if any, are recognized in the  Consolidated Statement of Operations. During our fiscal year ended March 31, 2012 we recognized an impairment loss of $150,000 related to our investment in the Military Shopping Channel, LLC. If circumstances suggest that the value of the investee company has subsequently recovered, such recovery is not recorded.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables

Accounts receivable consists of amounts due from the sale of our direct response and home shopping related products.  Accounts receivables, net of allowances, totaled $2,055,162 and $82,238 at March 31, 2012 and 2011, respectively. Our allowance for doubtful accounts at March 31, 2012 and 2011, totaled $75,000 and $25,000, respectively. The allowances are estimated based on historical customer experience and industry knowledge.

Inventories and Advances on Inventory Purchases

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Inventories totaled $1,561,314 and $1,107 at March 31, 2012 and  2011, respectively. As we do not internally manufacture any of our products, we do not maintain raw materials or work-in-process inventories. In addition, the Company had made advanced deposits against inventory orders placed totaling $304,702 and $0 at March 31, 2012 and 2011, respectively.

At March 31, 2012, the Company had a balance of $304,702 in deposits on inventory purchases. This balance represents payments made to our product suppliers in advance of delivery to the Company. It is common industry practice to require a substantial deposit against products ordered before commencement of manufacturing, particularly with off-shore suppliers. Additional advance payments may also be required upon achievement of certain agreed upon manufacturing or shipment benchmarks. Upon delivery and receipt by the Company of the items ordered, and the Company taking  title to the goods, the balances are transferred to inventory.

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

Property, plant and equipment, net consists of the following:

		March 31,
Property, plant and equipment	Estimated Useful Lives	2012	2011
Computers and software	3 Years	$64,724	$52,432
Office equipment and furniture	5-7 Years	85,345	19,681
Leasehold improvements	1-3 Years	62,610	44,726
		212,679	116,839
Less: accumulated depreciation and amortization		(72,679)	(24,107)
		$140,000	$92,732

Depreciation and amortization expense totaled $48,572 and $22,908 for the years ended March 31, 2012 and 2011, respectively.

Earnings (Loss) Per Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the years ended March 31, 2012 and 2011, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following securities were not included in the computation of diluted net earnings per share as their effect would be anti-dilutive:

	March 31,
	2012	2011

Stock options	1,025,000	800,000
Warrants	40,859,253	6,712,500
Related party convertible note	—	71,333
	41,884,253	7,583,833

Share-Based Payments

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at March 31, 2012, except for the $150,000 impairment of our investment in the Military Shopping Channel. See Investments section in this footnote.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $2,055,162 at March 31, 2012. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketing and Advertising Costs

Marketing, advertising and promotional costs are expensed when incurred and totaled $169,741 and $114,786 for years ended March 31, 2012 and 2011, respectively.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on March 31, 2012 and 2011, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with various offerings were accounted for as derivatives. Additionally, the Company determined that the conversion feature on the convertible debentures issued in August 2011 and May 2011 qualifies for derivative accounting. See Note 8, Warrant Liabilities and Note 11, Notes Payable, for additional discussion.

Debt Issuance Costs

The Company capitalizes debt issuance costs and amortizes these costs to interest expense over the term of the related debt.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The provisions of ASU No. 2011-04 became effective for us on April 1, 2012 and are to be applied prospectively. We do not expect the adoption of the provisions of ASU No. 2011-04 to have a material effect on our consolidated financial position, results of operations or cash flows and we do not expect to materially modify or expand our financial statement footnote disclosures.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. The presentation requirements became effective for us on April 1, 2012. As ASU No. 2011-05 applies to financial statement presentation matters, the adoption of ASU No. 2011-05 will not affect our consolidated financial statements.

Note 5.

Major Customers

Major customers are those customers that account for more than 10% of revenues. For the year ended March 31, 2012, 37% of revenues were derived from two major customers and the accounts receivable from these major customers represented 67% of total accounts receivable as of March 31, 2012. The loss of these customers would have a material adverse affect on the Company’s operations.

There were no major customers for the year ended March 31, 2011.

Note 6.

Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	March 31,
	2012	2011

Prepaid production costs	$93,100	$—
Prepaid shipping and freight	14,225	—
Prepaid license fees	37,549	—
Prepaid insurance	45,385	—
Prepaid investor relations fees	45,000	—
Prepaid expenses – other	26,904	28,065
Deposits	—	12,420
Project deposits	—	5,885
	$262,163	$46,370

Note 7.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2012	2011

Accrued compensation	$63,115	$—
Accrued warranty	90,000	—
Accrued sales returns	275,000	—
Accrued professional fees	164,999	45,200
Accrued rents	—	53,613
Accrued other	8,581	9,513
	$601,695	$108,326

Note 8.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 29, 2011, the Company raised aggregate gross proceeds of $1,800,000 under a private placement of 12% Senior Convertible Debentures (the “Bridge Debentures”) with six accredited investors. Investors purchased Debentures, in the aggregate principal amount of $1,800,000. The Bridge Debentures carried an interest at a rate of 12% per annum and were payable quarterly. Principal and accrued interest on the Bridge Debentures would automatically convert into equity securities identical to those sold to investors in the Company’s next offering of at least $4 million of gross proceeds of equity or equity linked securities (excluding the principal amount under the Bridge Debentures) that is consummated during the term of the Bridge Debentures (a “Qualified Financing”) at a conversion price equal to 80% of the price paid by investors in the Qualified Financing (the “Conversion Price”). Furthermore, the Bridge Debentures could have been converted at any time at the option of the each Investor into shares of the Company's common stock, $0.0001 par value per share at an initial conversion price of $2.00 per share, subject to adjustment. The Debenture was due and payable on March 1, 2012 (the “Maturity Date”). In the event a Qualified Financing was not consummated on or before the Maturity Date, the entire principal amount of the Bridge Debenture, along with all accrued interest thereon, would, at the option of the holder, be convertible into the Company’s common stock at a conversion price equal to $2.00 per share.  The Company determined that the conversion option in the debentures was beneficial at issuance.  As such, the Company recorded a discount from the beneficial conversion option of approximately $244,000 which was accreted to interest expense throughout the term of the Bridge Debentures.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Placement Agent also served as exclusive placement agent for the Bridge Offering. Accordingly, pursuant to the terms of the Bridge Offering, at the Closing of the Offering the Placement Agent and its assignees received warrants with full ratchet and anti-dilution protection to purchase an aggregate of 1,164,375 shares of common stock exercisable at $0.64 per share, each warrant exercisable on or before August 29, 2014.

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

From April 2010 through July 2010, we sold Units containing common stock and warrants raising gross proceeds of $2,600,000 (net proceeds of $2,267,813 after offering related costs of $332,187), to 64 accredited investors (the “2010 Private Placement”). We secured $2,495,000 prior to June 30, 2010 and $105,000 in July 2010. The selling price was $2.00 per Unit; each Unit consists of: (1) one share (pre 1:20 reverse split) of common stock, par value $0.0001 per share; (2) one

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Warrant to purchase one share of common stock exercisable at $3.00 per share; (3) one Series B Warrant to purchase one share of common stock exercisable at $5.00 per share; and (4) one Series C Warrant to purchase one share of common stock exercisable at $10.00 per share. In connection with the 2010 Private Placement we issued 1,300,000 shares of common stock and warrants exercisable to purchase 3,900,000 shares of common stock. The warrants expire three years from the date of issuance and are redeemable by the Company at $0.20 per share, subject to certain conditions. Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

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

Warrants issued to Forge Financial Group, Inc. as placement agent to our April 2010 through July 2010 Unit offering contained an exercise price reset provision (or “down-round” provision). The Company accounted for these warrants as a liability equal to their fair value on each reporting date.

Note 9.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounted for these warrants as liabilities instead of equity. In addition, we considered the dilution and repricing provisions triggered by the Company’s October 2011 follow-on offering which impacted the accounting recognition of this financing.

The Company recognized an initial warrant liability for the warrants issued in connection with our $1,800,000 12% convertible debenture of $1,556,289 which was recorded as a debt discount. The initial warrant liability recognized on the related placement agent warrants totaled $1,522,784 which was recorded as debt issuance costs. Due to an increase in the market value of our common stock from the initial issuance date, August 29, 2011 through March 31, 2012, we recognized $4,401,752 in warrant revaluation expense.

We recognized an initial warrant liability valuation on the series of warrants issued in connection with of $12,500,000 Unit Offering of $27,647,424. On October 28, 2011, at the initial closing of $12,155,000 of the Unit Offering, the closing price of our common stock as reported on OTC Markets was $1.25. On November 17, 2011, at the final closing of $345,000 of the Unit Offering, the closing price of our common stock as reported on OTC Markets was $0.90. On March 31, 2012, the closing price of our common stock as reported on OTC Markets was $0.82. Due to the overall decline in the market value of our common stock from the initial valuations on October 28, 2011 and November 17, 2011, through March 31, 2012, we recognized $9,330,634 in warrant revaluation income.

Accordingly, warrant revaluation income for the year ending March 31, 2012 related to our 2010 Private Placement, $1,800,000 12% convertible debenture, and $12,500,000 Unit Offering totaled $5,452,436.

The assumptions used in connection with the valuation of warrants issued in connection with our 12% convertible debenture financing on the date of grant were as follows:

Number of shares underlying the warrants	9,953,438
Exercise price	$0.64
Volatility	190%
Risk-free interest rate	.35%
Expected dividend yield	0.00%
Expected warrant life (years)	3.00

The assumption used in connection with the valuation of warrants issued in connection with our $12,500,000 Unit Offering on the date of grant were as follows:

Number of shares underlying the warrants	22,925,313
Exercise price	$0.64 - $1.00
Volatility	190%
Risk-free interest rate	1.13%
Expected dividend yield	0.00%
Expected warrant life (years)	5.00

The assumptions used in connection with the remeasurement at March 31, 2012 of the warrants issued with our 12% convertible debenture financing and $12,500,000 were as follows:

Number of shares underlying the warrants	32,878,751
Exercise price	$.064 - $1.00
Volatility	211%
Risk-free interest rate	1.04%
Expected dividend yield	2.50-4.58%
Expected warrant life (years)	2.5 - 4.58

Recurring Level 3 Activity and Reconciliation

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the year ended March 31, 2012 for all financial liabilities categorized as Level 3 as of March 31, 2012.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability 2010 Private Placement:
Balance as of April 1, 2011	$4,117,988
Decrease in fair value of warrants as of conversion date	(523,553)
Conversion to common stock	(3,594,435)
Balance as of December 31, 2011	$—

Warrant liability 12% convertible debenture:
Balance as of April 1, 2011	$—
Initial measurement of investor warrants	1,556,289
Initial measurement of placement agent warrants	1,522,784
Increase in fair value warrants included in earnings	4,401,752
Balance as of March 31, 2012	$7,480,825

Warrant liability $12,500,000 Unit Offering related:
Balance as of April 1, 2011	$—
Initial measurement of warrants:
Unit Offering investors	18,812,123
Unit Offering placement agent	3,768,606
12% convertible debenture conversion	3,482,334
Octagon convertible debenture conversion	1,422,057
Related party note conversion	162,304
Total initial measurements	27,647,424
Decrease in fair value included in earnings	(9,330,634)
Balance at March 31, 2012	$18,316,790

Summary of warrant liability:
Balance as of April 1, 2011	$4,117,988
Conversion to common stock	(3,594,435)
Initial measurements 12% convertible debentures – investor warrants	1,556,289
Initial measurements 12% convertible debentures – placement agent	1,522,784
Initial measurements of $12,500,000 Unit Offering	27,647,424
Decrease in fair value at conversion date	(523,553)
Decrease in fair value of warrants included in earnings	(4,928,882)
Balance as of March 31, 2012	$25,797,615

Note 10.

Income Taxes

At March 31, 2012 and 2011, we had gross deferred tax assets in excess of deferred tax liabilities of $4.25 million and $ 1.54 million, respectively.  We determined that it is not “more likely than not” that such assets will be realized, and as such have applied a valuation allowance of $4.25 million and $1.54 million as of March 31, 2012 and 2011, respectively.  We evaluate our ability to realize our deferred tax assets each period and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions.  Because of the complex issues involved, any claims can require an extended period to resolve.

FASB ASC 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not all or a portion of a deferred tax asset will not be realized.  A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits and length of carry-back and carry-forward periods.  Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years.  Cumulative losses weigh heavily in the overall assessment.  We have applied a 100% valuation allowance against our net deferred tax assets as of March 31, 2012 and 2011.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the amount of income tax benefit determined by applying the applicable US statutory income tax rate to pre-tax loss is as follows:

	Year Ended March 31,
	2012	2011
Federal Statutory	$(2,827,000)	$(2,440,000)
State Tax, Net of Federal	(289,000)	(250,000)
Change in Fair Value of Warrants	(2,103,000)	750,000
Stock Based Compensation	138,000	220,000
Non-Deductible Debt Discount	1,301,000	40,000
Loss on Extinguishment of Debt	1,138,000	—
Revaluation of Derivative Liability	(81,000)	—
Reserves and Depreciation	—	20,000
Meals & Entertainment and Other	12,000	290,000
Change in Tax Valuation Allowance on Deferred Tax Assets	2,711,000	1,370,000
	$—	$—

The valuation allowance increased by approximately $2.71 million for the year ended March 31, 2012 and increased by approximately $1.37 million for the year ended March 31, 2011.

The primary components of net deferred tax assets are as follows:

	At March 31,
	2012	2011
Net Operating Losses	$4,107,000	$1,530,000
Reserves	170,000	22,000
Depreciation	(27,000)	(13,000)
Valuation Allowance	(4,250,000)	(1,539,000)
Net Deferred Tax Assets	$—	$—

At March 31, 2012, we had net operating loss carry forwards of approximately $10.6 million for U.S. federal income tax purposes.  The U.S. operating losses expire as follows:

Year of Expiration	Year Generated	U.S. Losses

March 31, 2030	March 31, 2010	$(475,000)
March 31, 2031	March 31, 2011	(4,368,000)
March 31, 2032	March 31, 2012	(5,803,000)
		$(10,646,000)

If there is an ownership change, as defined under Internal Revenue Code section 382, the use of net operating loss and credit carry-forwards may be subject to limitation on use. On October 28, 2011, the Company underwent an ownership change, as defined in Internal Revenue Code Section 382, which, in general, limits the use of prior year net operating tax losses in future years to approximately $1.5 million per year.

Uncertain Tax Positions

We have no unrecognized income tax benefits as of March 31, 2012 and March 31, 2011.  There have been no material changes in unrecognized tax benefits through March 31, 2012.  The fiscal years March 31, 2012, 2011 and 2010 are considered open tax years in U.S. federal and state tax jurisdictions.  We currently do not have any audit investigations in any jurisdiction.

Note 11.

Related Party Transactions

Our Chief Executive Officer had loaned the Company funds in the past to meet short-term working capital needs. These loans totaled $107,000, with related accrued interest of $0 and $2,354 at March 31, 2012 and 2011, respectively. The loan was unsecured and carried an interest rate of 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note was convertible into common shares of the Company at $1.50 per share and carried an interest rate of 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470--

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt. Accordingly, a beneficial conversion feature of $107,000 was recognized and was accreted to interest expense over the initial one year term of the note.  The accreted note payable to officer balance totaled $0 and $91,219 at March 31, 2012 and 2011, respectively.  On May 25, 2011, the Promissory Note was amended to extend the maturity one additional year under the same terms.

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

Note 12.

Notes Payable

On April 11, 2011, the Company and Octagon Capital Partners (“Octagon”), an accredited investor, entered into a securities purchase agreement in which Octagon purchased from the Company a convertible debenture, in the principal amount of $750,000. The debenture carried an interest rate of 0% per annum and was convertible into shares of the Company's common stock at any time commencing on the date of the debenture at a conversion price of $4.00 per share, subject to adjustment. The debenture was due and payable on December 1, 2011.  In connection therewith, the Company also issued the following warrants to Octagon: 187,500 Series A Common Stock Purchase Warrants exercisable at $3.00 per share, 93,750 Series B Common Stock Purchase Warrants exercisable at $5.00 per share and 93,750 Series C Common Stock Purchase Warrants exercisable at $10.00 per share. Total commissions and fees payable to the placement agent in connection with this transaction was $90,000 in cash, 42,187 Series A Common Stock Purchase Warrants exercisable at $3.00 per share and 14,062 Series B Common Stock Purchase Warrants exercisable at $5.00 per share.  Warrants issued to the placement agent in this transaction had a fair value at issuance of $284,121 which was recorded as a debt issuance cost and was being accreted to interest expense over the term of the debenture.  Upon issuance of the debenture, the Company accounted for the transaction under the guidance of ASC 470-Debt and ASC 815-Derivatives and Hedging.  As the ultimate conversion rates could change due to a ”down-round” provision, the Company bifurcated the conversion option and recorded a derivative liability which was adjusted to market each reporting period. The derivative liability was initially valued at $222,674 on the date of the transaction and was recorded as a debt discount with a credit to a derivative liability.  The change in fair value of the derivative liability recognized totaled approximately $209,000 for the year ended March 31, 2012. The derivative liability was re-measured at a fair value of $13,323 on August 28, 2011, the effective date of the Company’s closing of its $1,800,000 convertible debenture transaction. As the conversion price of the debentures became fixed, the fair value of the derivative liability was reclassified to equity as it no longer met bifurcation criteria on August 28, 2011.  The relative fair value of the detachable warrants, initially recorded at $527,326, was recorded as a debt discount and was initially being accreted to interest expense under the effective interest rate method over the term of the debenture, due December 1, 2011.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2012 and 2011, the Company had notes payable of $28,737 and $9,714, respectively, reflecting amounts due on insurance related note financings payable under terms of less than one year.

Note 13.

Commitments

Leases

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

On February 1, 2012, the Company entered into a new 36-month lease agreement on our existing headquarters facility. Terms of the lease provide for a base rent payments of $7,875 per month for the first twelve months, increasing 3% per year thereafter. The lease contains no provisions for a change in the base rent based on future events or contingent occurrences. In accordance with the provisions ASC 840-Leases, the Company is recognizing lease expenses on a straight-line basis, which total $8,114 per month over the lease term. In connection with the entering into the new leases, the Company recognized income of approximately $71,000 attributable to the recovery of the deferred rent obligation under the previous lease and wrote-off to lease expense $12,420 in security deposits attributable to the prior lease.

The following is a schedule by year of future minimum rental payments required under our lease agreement on March 31, 2012:

Operating Leases
Year 1	$94,973
Year 2	97,822
Year 3	83,546
Year 4	—
Year 5	—
$276,341

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $47,515 and $125,544 for the years ended March 31, 2012 and 2011, respectively.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at March 31, 2012 and 2011, respectively.

Note 14.

Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at March 31, 2012 and 2011, respectively.

Common Stock

At March 31, 2012 and 2011 we were authorized to issue up to 750,000,000 shares and 400,000,000 shares of common stock, $.0001 par value per share, respectively.

At March 31, 2012 and  2011, the Company had 31,970,784 and 10,886,374 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Number of shares underlying the warrants	75,000
Exercise price	$3.15
Volatility	175%
Risk-free interest rate	.74%
Expected dividend yield	0.00%
Expected warrant life (years)	3.00

The assumptions in the re-measurement of the unvested warrants at March 31, 2012 were as follows:

Number of shares underlying the warrants	37,500
Exercise price	$3.15
Volatility	211%
Risk-free interest rate	.33%
Expected dividend yield	0.00%
Expected warrant life (years)	2.17

The Company recognized consulting expense under this agreement of $73,873 for the year ended March 31, 2012.

On May 27, 2011, the Company issued 250,000 shares of its common stock and 50,000 Common Stock purchase warrants to the sole member of Seen On TV, LLC pursuant to an acquisition agreement with Seen on TV, LLC to acquire certain assets from Seen On TV, LLC, including but not limited to the “AsSeenOnTV.com” domain name. The shares had a fair value of $500,000 at the contract date. The fair value was derived from the closing price of our common stock on the contract commitment date.  The Company also paid cash consideration to Seen On TV, LLC as part of this agreement during the year ended March 31, 2012 of $60,254 with an additional $7,000 paid for certain rights in the United Kingdom. As the acquisition agreement had not been completed as of March 31, 2012, the Company recorded the fair value of the shares issued and the cash consideration paid as a deposit on the acquisition.  This transaction was completed on June 28, 2012. See Note 16. Subsequent Events. This transaction provides the Company with exclusive use of the domain name “AsSeenOnTV.com” only.  The term or phrase “As Seen On TV” is not subject to trademark protection and has been, and will continue to be, used by others including on-line and retail outlet applications with no connection with, or benefit to, the Company. The common stock purchase warrants issued in this transaction had a fair value of $162,192 under the following assumptions:

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 17, 2011, under the Amendment Agreement entered into in connection with the Company’s Bridge Debenture financing, the Company issued 292,500 shares to its investors in the June 15, 2011 private placement.

On October 28, 2011 the Company, entered into and consummated a Securities Purchase Agreement with certain accredited investors for the private sale of 243.1 units (each, a “Unit”) at $50,000 per Unit. Each Unit consists of (i) 62,500 shares of common stock, and (ii) warrants to purchase 62,500 shares of common stock at an initial exercise price of $1.00 per share (the “Warrants”). Accordingly, for each $0.80 invested, investors received one share of common stock and one Warrant. The Company received gross proceeds of $12,155,000 (net proceeds of approximately $10,591,000 after commissions and offering related expenses) and issued an aggregate of 15,194,695 shares of common stock and 15,193,750 Warrants to the investors pursuant to the Securities Purchase Agreement.

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

Effective December 6, 2011 the Company entered into an independent contractor agreement with Stratcon Partners, LLC pursuant to which Stratcon has agreed to provide the Company consulting and advisory services, including, but not limited to business marketing, management, budgeting, financial analysis, and investor and press relations. Under the agreement, Stratcon is also required to establish and maintain executive facilities and a business presence in New York City for the Company. The agreement is for an initial term of two years and may be terminated by either party upon written notice. In consideration of providing the services, Stratcon shall receive $12,500 per month. In addition, the Company has agreed to issue Stratcon an aggregate of 500,000 shares of restricted common stock, such shares vesting over a period of two years in four equal traunches. The closing price of the Company’s common stock as reported on the OTC Markets on the Effective Date was $1.00. The Company has agreed to provide Stratcon rent reimbursement up to $2,500 per month for the New York office.  The Company recorded $80,000 of consulting expense attributable to vesting of the common shares which is included in accrued expenses at March 31, 2012.

Effective December 6, 2011 the Company agreed to issue 25,000 shares of common stock to Mediterranean Securities Group, LLC in consideration of consulting services.  As the agreement did not contain any vesting or forfeiture provisions, the entire fair value of $25,000, based on our stock price on the commitment date, was charged to consulting expenses and included in accrued expenses.

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “Plans”) and granted 600,000 options and 450,000 options, respectively, under TV Goods stock option plans. These options were exchanged for Company options under the Merger Agreement.

In May 2010, our Board of Directors granted 600,000 options under the Executive Equity Incentive Plan, exercisable at $1.50 per share to two officers and directors of the Company. The shares vested over eighteen months from grant and are exercisable for five (5) years from grant date (May 26, 2010). In September 2011, October 2011, December 2011 and March 2012, our Board of Directors granted an additional 225,000 options to an officer and two directors under the Executive Equity Incentive Plan. The options vest over eighteen months (150,000 options) and two years (50,000 options) and are

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercisable for five years from date of grant. At March 31, 2012, there were 350,000 options available for issuance under the Executive Equity Incentive Plan.

In May 2010, our Board also granted options to purchase an aggregate of 450,000 shares of our common stock with an exercise price of $1.50 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of the grant (May 26, 2010) and are exercisable for five (5) years from their grant date. On July 15, 2010, the Company issued an additional 50,000 shares under the Non Executive Incentive Plan under terms similar to the May 2010 grant. During the quarter ending December 31, 2010, 400,000 shares were forfeited due to termination of employment. In December 2010, an additional 100,000 options were granted under this plan. On September 26, 2011 and March 31, 2012, our Board granted an additional 300,000 and 75,000 options, respectively, under the Non Executive Plan to nine employees and one consultant. The options vest over eighteen months and are exercisable for five years from date of grant. At March 31, 2012, there were 325,000 shares available for future issuance under the Non Executive Equity Incentive Pan.

The fair value of each option is estimated on the date of grant using the Black Scholes options pricing model using the assumptions established at that time. The following table includes the weighted average assumptions used for options issued in the fiscal years ending March 31, 2012 and 2011, respectively.

	2012	2011
Dividend Yield	0.00%	0.00%
Expected volatility	194%	79%
Risk-free interest rate	0.56%	2.07%
Expected life (years)	3	5
Forfeiture rate	10%	10%

Information related to options granted under both our option plans at March 31, 2012 and 2011, respectively, and activity for the years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2010	—	$—	—	$—
Granted	1,200,000	1.58	—	—
Exercised	—	—	—	—
Forfeited	(400,000)	1.50	—	—
Expired	—	—	—	—

Outstanding at April 1, 2011	800,000	$1.58	—	$—
Granted	600,000	1.01	—	—
Exercised	—	—	—	—
Forfeited	(375,000)	1.06	—	—
Expired	—	—	—	—

Outstanding at March 31, 2012	1,025,000	$1.31	3.89	$—
Exercisable at March 31, 2012	700,000	$1.41	3.55	$—

The weighted average grant date fair value of unvested options at March 31, 2012 totaled $284,719 and will be expensed over a weighted average period of 4.50 years.

As of March 31, 2011, there were 100,000 options and 300,000 options available for further issuance through the 2010 Executive Equity Incentive Plan and the 2010 Non Executive Equity Incentive Plan, respectively.

No tax benefits are attributable to our share based compensation expense recorded in the accompanying  financial statements because we are in a net operating loss position and a full valuation allowance is maintained for all net deferred tax assets. For stock options, the amount of the tax deductions is generally the excess of the fair market value of our shares of common stock over the exercise price of the stock options at the date of exercise.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 15.

Litigation

In February 2012, SCI Direct, LLC (“SCI”), filed suit against TV Goods, Inc. in the United States District Court, Northern District of Ohio, Eastern Division. The complaint alleges trademark infringement by TV Goods arising from our Living Pure™ space heater as it relates to SCI’s EDENPURE™ space heater. The plaintiff is seeking monetary and injunctive relief claiming TV Goods committed trademark infringement, unfair competition and violation of the Ohio Deceptive Trade Practices Act. The amount of damages the plaintiff is seeking is unspecified. We believe that the legal basis of the allegations is completely without merit and intend to vigorously defend the lawsuit. The potential monetary relief, if any, is not probable and cannot be estimated at this time. We believe that any amount ultimately recoverable by the plaintiff would be immaterial. Accordingly, we have not recorded any amount as a potential loss reserve in this matter. As of June 21, 2012, TV Goods, Inc. has executed a settlement agreement with SCI Direct, LLC. Under the terms of the agreement, SCI has agreed to dismiss the complaint and TV Goods, Inc. has agreed to cease marketing any products under the Living Pure Trademark. The settlement agreement is contingent upon SCI’s review of TV Goods, Inc. financial statements relating to Living Pure sales, which has not been completed.

Note 16.

Subsequent Events

Restricted Shares

During June 2012 the Company issued 125,000 vested and restricted shares of common stock to Stratcon Partners, LLC pursuant to the terms of an independent contractor agreement effective December 6, 2011 pursuant to which Stratcon has agreed to provide the Company with consulting and advisory services, including, but not limited to business marketing, management, budgeting, financial analysis, and investor and press relations. In addition, during June 2012 the Company issued 25,000 shares of restricted common stock to Mediterranean Securities Group, LLC in consideration of financial consulting services.

Asset Purchase

On May 27, 2011, the Company entered into a binding letter agreement with Seen on TV, LLC, a Nevada limited liability company, with no affiliation with the Company, and Ms. Mary Beth Gearhart (formerly Fasono), its president. The letter agreement provided that we would obtain ownership of certain Seen on TV intangible assets, primarily consisting of the domain names “asseenontv.com” and “seenontv.com”. Upon entering into the binding letter agreement, we issued 250,000 shares of restricted common stock, with a fair value of $500,000 on the contract date, and an initial cash payment of $25,000 to Ms. Gearhart. In addition, we granted 50,000 warrants to issue common shares, initially exercisable at $7.00 per share for a period of three years with a grant date fair value of $162,192. Further, we agreed to make five additional monthly payments of $5,000 to the seller and a $10,000 contribution to a designated charitable contribution, all of which payments were made. All payments made under the initial letter agreement, including the fair value of securities and an additional $7,000 paid to the UK for use of the URL “asseenontv.co.uk” totaled $729,450 at March 31, 2012.

On June 28, 2012, the Company finalized the asset purchase agreement with Seen on TV, LLC agreeing (i) to pay an additional $1,560,000 in cash, (ii) issue an additional 250,000 shares of restricted stock, (iii) issue 250,000 common stock purchase warrants, exercisable at $0.64 per share for the three years of issuance, (iv) modifying the exercise price of the 50,000 common stock purchase warrants issued in May 2011 from $7.00 per share to $1.00 per share and extending their term, and (v) making five annual payments of $10,000 per year to a charitable organization designated by Seen on TV. The Company agreed that so long as the seller owns at least 250,000 common shares received under the purchase agreement, if

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we were to issue additional shares of common stock, the seller will be entitled to receive  additional shares sufficient to maintain their proportional ownership in the Company.

This transaction did not meet the criteria of a business combination within the guidelines of ASC 805—Business Combinations, and therefore will be accounted for as an asset purchase. The transaction contained no contingent consideration and no liabilities were assumed contingent or otherwise. Accordingly, the assets acquired, all identifiable intangible assets, will be recognized based on our cost, including transactions costs, of the asset acquired.

The Company will account for the intangible assets in accordance with the provisions of ASC 350—Intangibles-Goodwill and Other.  As the intangibles we acquired are not subject to legal, regulatory, contractual or other factors which limit their useful life, the potential economic benefits to the Company are considered indefinite within the meaning of the related guidance.  Accordingly, no amortization of the related costs will be recognized. However, the Company recognizes the intangible assets acquired are subject to review for potential impairment and if impairment were to be noted, an appropriate reduction in the carrying value of the assets would be recorded.