Form 10-Q
period 2012-06-30
As Seen On TV, Inc.
filed 2012-08-14
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2012
Or

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of August 10, 2012
Common Stock, $0.0001 Par Value Per Share			32,370,784

As Seen On TV, Inc. and Subsidiaries

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited)

March 31, 2011

1

Condensed Consolidated Statement of Operations (Unaudited) for the Three Month periods ending June 30, 2012 and June 30, 2011

2

Condensed Consolidated Statement of Stockholders' Equity/(Deficiency) (Unaudited) for

the period April 1, 2012 to June 30, 2012

3

Consolidated Statement of Cash Flows (Unaudited) for the Three Month periods ending

June 30, 2012 and June 30, 2011

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 4.

Controls And Procedures

28

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

29

Item 1A.

Risk Factors

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.

Defaults Upon Senior Securities

29

Item 4.

Mine Safety Disclosure

29

Item 5.

Other Information

29

Item 6.

Exhibits

29

Signatures

32

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,754,371	$4,683,186
Accounts receivable, net	724,605	2,055,162
Advances on inventory purchases	338,095	304,702
Inventories	1,533,715	1,561,314
Prepaid expenses and other current assets	310,133	262,163
Total current assets	5,660,919	8,866,527

Certificate of deposit – non current	50,190	50,000
Property, plant and equipment, net	132,131	140,000
Intangible assets	2,839,216	—
Deposit on asset acquisition	—	729,450
Other non-current assets	2,185	—
Total Assets	$8,684,641	$9,785,977

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$159,867	$433,591
Deferred revenue	3,750	33,750
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	428,575	601,695
Notes payable – current portion	31,746	28,737
Warrant liability	35,126,266	25,797,615
Total current liabilities	35,906,204	27,051,388

Other liabilities – non current	40,000	—

Total liabilities	35,946,204	27,051,388

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 shares authorized and 32,370,784 and 31,970,784 issued and outstanding at June 30, 2012 and March 31, 2012, respectively.	3,237	3,197
Additional paid-in capital	749,786	—
Accumulated deficit	(28,014,586)	(17,268,608)
Total stockholders' equity (deficiency)	(27,261,563)	(17,265,411)

Total liabilities and stockholders' equity (deficiency)	$8,684,641	$9,785,977

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2012	2011

Revenues	$400,231	$485,888
Cost of revenues	483,827	454,229
Gross profit (loss)	(83,596)	31,659

Operating expenses:
Selling and marketing expenses	44,313	—
General and administrative expenses	1,291,770	914,444
Loss from operations	(1,419,679)	(882,785)

Other (income) expense:
Warrant revaluation	9,328,651	(523,553)
Revaluation of derivative liability	—	(147,674)
Other income	(3,062)	(226)
Interest expense	710	117,072
Interest expense - related party	—	18,991
	9,326,299	(535,390)

Loss before income taxes	(10,745,978)	(347,395)

Provision for income taxes	—	—

Net loss	$(10,745,978)	$(347,395)

Loss per common share – basic and diluted	$(0.34)	$(0.03)

Weighted-average number of common shares outstanding – basic and diluted	32,010,334	11,067,210

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

FOR THE PERIOD FROM APRIL 1, 2012 THROUGH JUNE 30, 2012

(UNAUDITED)

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2012	31,970,784	$3,197	$—	$(17,268,608)	$(17,265,411)

Share based compensation			81,492		81,492

Common shares issued for services	150,000	15	167,483		167,498

Warrants issued for services			1,456		1,456

Common shares issued for asset acquisition	250,000	25	257,475		257,500

Warrants issued for asset acquisition, including warrant modification			241,880		241,880

Net loss				(10,745,978)	(10,745,978)

Balance June 30, 2012	32,370,784	$3,237	$749,786	$(28,014,586)	$(27,261,563)

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,745,978)		$(347,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,496		10,285
Amortization of discount on convertible debt	—		78,521
Amortization of deferred financing costs	—		39,168
Warrants issued for services	1,456		—
Share-based compensation	81,492		76,359
Interest accretion in related party note payable	—		15,781
Shares issued for consulting services	167,498		153,673
Change in fair value of warrants	9,328,651		(523,553)
Change in derivative liability	—		(147,674)
Changes in operating assets and liabilities:
Accounts receivable	1,330,557		(129,355)
Advances on inventory purchases	(33,393)		—
Inventories	27,599		(130,000)
Prepaid expenses and other current assets	(11,442)		(967)
Other non-current assets	(2,185)		—
Accounts payable	(273,725)		(162,393)
Deferred revenue	(30,000)		(88,652)
Accrued expenses and other current liabilities	(133,120)		83,451
Other	—		3,487
Net cash used in operating activities	(281,094)		(1,069,264)

Cash flows from investing activities:
Deposit on asset acquisition	—		(25,000)
Certificate of deposit – non current	(190)		—
Purchase of intangible assets	(1,610,386)		—
Additions to property, plant and equipment	(3,627)		(28,833)
Net cash used in investing activities	(1,614,203)		(53,833)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—		750,000
Costs associated with convertible debt	—		(90,000)
Repayment of notes payable	(33,518)		(8,994)
Proceeds from private placements of common stock	—		1,170,000
Costs associated with private placement of common stock	—		(192,400)
Net cash provided by financing activities	(33,518)		1,628,606

Net increase (decrease) in cash and cash equivalents	(1,928,815)		505,509
Cash and cash equivalents - beginning of period	4,683,186		35,502
Cash and cash equivalents - end of period	$2,754,371		541,011

Supplemental disclosures of cash flow information
Interest paid in cash	$710		$3,210
Taxes paid in cash	$—		$—
Non Cash Investing and Financing Activities
Common shares issued towards asset acquisition	$257,500		$500,000
Warrants issued with debt	$—		$527,326
Cashless exercise of placement agent warrants	$—		$2,350,604
Deferred offering costs	$—		$63,500
Warrant issued for asset acquisition	$241,880	$
Insurance premiums financed through notes payable	$36,527		—

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

Note 2.

Basis of Presentation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of March 31, 2012 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three months  ended June 30, 2012 are not necessarily indicative of the results of operations or cash flows to be expected for any future period or for the year ending March 31, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and should be read in conjunction to our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended March 31, 2012. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods presented.

The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3.

Liquidity

As of June 30, 2012, we had approximately $2,754,000 in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through June 30, 2012 and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.  At June 30, 2012, we had an accumulated deficit of approximately $27,262,000.  The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the frequency and success of new and existing products.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes the Company has sufficient cash resources to sustain operations through at least August 2013.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing and possible funding through strategic partnerships. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

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

Significant estimates for the periods reported include the allowance for doubtful accounts, sales, returns and fair value assumption is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment and historical bad debt experience. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.

In the direct response industry, purchased items are generally returnable for a certain period after purchase. We attempt to estimate returns and provide an allowance for sales returns where applicable. Our estimates are based on historical experience and knowledge of the products sold. The allowance for estimated sales returns totaled $209,858 and $275,000 at June 30, 2012 and March 31, 2012, respectively, and is included in accrued expenses.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has a return policy whereby the customer can return any product within 60-days of receipt for a full refund, excluding shipping and handling. However, historically the Company has accepted returns past 60-days of receipt. The Company provides an allowance for returns based upon specific product warranty agreements and past experience and industry knowledge. All significant returns for the periods presented have been offset against gross sales.  The Company also provides a reserve for warranty, which is not significant and is included in accrued expenses.

Receivables

Accounts receivable consists of amounts due from the sale of our direct response and home shopping related products.  Accounts receivables, net of allowances, totaled $724,605 and $2,055,162 at June 30, 2012 and March 31, 2012,  respectively. Our allowance for doubtful accounts at June 30, 2012 and March 31, 2012, was approximately $23,000 and $75,000, respectively. The allowances are estimated based on historical customer experience and industry knowledge.

Inventories and Advances on Inventory Purchases

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Inventories totaled $1,533,715 and $1,561,314 at June 30, 2012 and March 31, 2012, respectively. As we do not internally manufacture any of our products, we do not maintain raw materials or work-in-process inventories. In addition, the Company had made advanced deposits against inventory orders placed totaling $338,095 and  $304,702 at June 30, 2012 and March 31, 2012, respectively.This balance represents payments made to our product suppliers in advance of delivery to the Company. It is common industry practice to require a substantial deposit against products ordered before commencement of manufacturing, particularly with off-shore suppliers. Additional advance payments may also be required upon achievement of certain agreed upon manufacturing or shipment benchmarks. Upon delivery and receipt by the Company of the items ordered, and the Company taking  title to the goods, the balances are transferred to inventory.

Property, Plant and Equipment, net

We record property, plant and equipment and leasehold improvements at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. We provide for depreciation and amortization using the straight-line method at rates that approximate the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease.

Property, plant and equipment, net consists of the following:

		June 30,	March 31,
Property, plant and equipment	Estimated Useful Lives	2012	2012
Computers and software	3 Years	$67,751	$64,724
Office equipment and furniture	5-7 Years	85,945	85,345
Leasehold improvements	1-3 Years	62,610	62,610
		216,306	212,679
Less: accumulated depreciation and amortization		(84,175)	(72,679)
		$132,131	$140,000

Depreciation and amortization expense totaled $11,496 and $10,285 for the three month period ended June 30, 2012 and 2011, respectively.

Earnings (Loss) Per Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the three month periods ending June 30, 2012 and 2011, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following securities were not included in the computation of diluted net earnings per share as their effect would be anti-dilutive:

	June 30,
	2012	2011

Stock options	1,055,000	800,000
Warrants	40,859,253	7,891,500
Convertible notes	—	187,500
Related party convertible note	—	71,333
	41,914,253	8,950,333

Share-Based Payments

We recognize share-based compensation expense on stock option awards. Compensation expense is recognized on that portion of option awards that are expected to ultimately vest over the vesting period from the date of grant. All employee options granted vest over their requisite service periods as follows: 6 months (50% vesting); 12 months (25% vesting) and 18 months (25% vesting). We granted no stock options or other equity awards which vest based on performance or market criteria. We apply an estimated forfeiture rate of 10% to all share-based awards which represents that portion we expected would be forfeited over the vesting period. We re-evaluate this analysis periodically and adjust our estimated forfeiture rate as necessary.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at June 30, 2012 or March 31, 2012, respectively.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $724,605 at June 30, 2012. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Marketing and Advertising Costs

Marketing, advertising and promotional costs are expensed when incurred and totaled $22,972 and $3,987 for the three month periods ending June 30, 2012 and 2011, respectively.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on June 30, 2012 and March 31, 2012, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with various offerings were accounted for as derivatives. Additionally, the Company determined that the conversion feature on the convertible debentures issued in August 2011 and May 2011 qualifies for derivative accounting. See Note 9, Warrant Liabilities and Note 11, Notes Payable, for additional discussion.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

The Company capitalizes debt issuance costs and amortizes these costs to interest expense over the term of the related debt.

New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2012, as compared to the recent accounting pronouncements described in the Company Audited 2011 Financial Statements that are of material significance or have potential material significance to the Company.

Note 5.

Asset Purchase

On May 27, 2011, the Company entered into a binding letter agreement with Seen on TV, LLC, a Nevada limited liability company, with no affiliation with the Company, and Ms. Mary Beth Gearhart (formerly Fasano), its president. The letter agreement provided that we would obtain ownership of certain Seen on TV intangible assets, primarily consisting of the domain names “asseenontv.com” and “seenontv.com”. Upon entering into the binding letter agreement, we issued 250,000 shares of restricted common stock, with a fair value of $500,000 on the contract date, and an initial cash payment of $25,000 to Ms. Gearhart. In addition, we granted 50,000 warrants to issue common shares, initially exercisable at $7.00 per share for a period of three years with a grant date fair value of approximately $162,000. Further, we made five additional monthly payments of $5,000 to the seller and a $10,000 contribution to a designated charitable organization. All payments made under the initial letter agreement, including the fair value of securities and an additional $7,000 paid for use of the URL “asseenontv.co.uk” totaled $729,450 at March 31, 2012.

On June 28, 2012, the Company finalized the asset purchase agreement with Seen on TV, LLC agreeing to (i) pay an additional $1,560,000 in cash, (ii) issue an additional 250,000 shares of restricted stock, (iii) issue 250,000 common stock purchase warrants, exercisable at $0.64 per share exercisable for three years from issuance, (iv) modifying the exercise price of the 50,000 common stock purchase warrants issued in May 2011 from $7.00 per share to $1.00 per share and extending their term, and (v) making five annual payments of $10,000 per year to a charitable organization designated by Seen on TV. This obligation was recorded with the current component of $10,000 being reported with accrued expenses and $40,000, the non-current portion, being reported as other liabilities – long-term. The Company agreed that so long as the seller owns at least 250,000 common shares received under the purchase agreement, if we were to issue additional shares of common stock, the seller will be entitled to receive  additional shares sufficient to maintain their proportional ownership in the Company.

This transaction did not meet the criteria of a business combination within the guidelines of ASC 805—Business Combinations, and therefore was accounted for as an asset purchase. The transaction contained no contingent consideration and no liabilities were assumed contingent or otherwise. Accordingly, the assets acquired, all identifiable intangible assets, were recognized based on our costs of the assets acquired.

A summary of the total costs of the assets both under the initial May 27, 2011 binding letter agreement and the June 22, 2012 Asset Purchase Agreement were as follows:

Cash at closing	$1,620,000
May 2011 common shares issued	500,000
June 2012 common shares issued	257,500
Fair value of modified May 2011 warrants(*)	168,320
Fair value of June 2012 warrants	235,756
Additional cash payments and commitments	66,640
$2,839,216

———————

(*) includes approximately $6,000 related to warrant modification.

The Company accounted for the intangible assets in accordance with the provisions of ASC 350—Intangibles-Goodwill and Other.  As the intangibles we acquired are not subject to legal, regulatory, contractual or other factors which limit their useful life, the potential economic benefits to the Company are considered indefinite within the meaning of the related guidance.  Accordingly, no amortization of the related costs is being recognized. However, the Company recognizes the intangible assets are subject to review for potential impairment and if impairment were to be noted, an appropriate reduction in the carrying value of the assets would be recorded.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.

Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	June 30,	March 31,
	2012	2012

Prepaid production costs	$196,200	$93,100
Prepaid shipping and freight	9,110	14,225
Prepaid license fees	21,676	37,549
Prepaid insurance	56,155	45,385
Prepaid investor relations fee	—	45,000
Prepaid expenses – other	26,992	26,904
	$310,133	$262,163

Note 7.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	March 31,
	2012	2012

Accrued compensation	$93,347	$63,115
Accrued warranty	79,240	90,000
Accrued sales returns	209,858	275,000
Accrued professional fees	27,000	164,999
Accrued rents	1,434	—
Accrued other	17,696	8,581
	$428,575	$601,695

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

Each investor also received a Bridge Warrant exercisable for a period of three years from the Closing Date to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing the principal amount of the Debenture by the Conversion Price at an exercise price equal to $2.00, subject to adjustment. If a Qualified Financing did not occur on or before the Maturity Date, then each Warrant would have been exercisable for that number of shares of common stock equal to the principal amount of the Debenture purchased divided by $0.90. Under the terms of the Bridge Warrant, the investor received cashless exercise rights in the event the underlying shares of common stock are not registered at the time of exercise. The Bridge Debentures and Bridge Warrants also provided for full-ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the Exercise Price of the Warrants, except in connection with the following issuances of the Company's common stock, or securities convertible into common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) securities issuable upon the exchange or exercise of the Bridge Debenture or Bridge Warrants, (iii) securities issued pursuant to acquisitions or strategic transactions, or (iv) securities issued to the Placement Agent. See Note 9 for additional information about the Bridge Warrants.

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

The October 28, 2011 and November 18, 2011, closings brought the total raised under the Securities Purchase Agreement to $12,500,000.

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

The Company recognized an initial warrant liability for the warrants issued in connection with our $1,800,000 12% convertible debenture of $1,556,289 which was recorded as a debt discount. The initial warrant liability recognized on the related placement agent warrants totaled $1,522,784 which was recorded as debt issuance costs. Due to the fluctuation in the market value of our common stock from March 31, 2012 through June 30, 2012, we recognized $2,581,139 in warrant revaluation expense.

We recognized an initial warrant liability valuation on the series of warrants issued in connection with of $12,500,000 Unit Offering of $27,647,424. On October 28, 2011, at the initial closing of $12,155,000 of the Unit Offering, the closing price of our common stock as reported on OTC Markets was $1.25. On November 17, 2011, at the final closing of $345,000 of the Unit Offering, the closing price of our common stock as reported on OTC Markets was $0.90. On June 30, 2012, the closing price of our common stock as reported on OTC Markets was $1.15. Due to the fluctuations in the market value of our common stock from March 31, 2012 through June 30, 2012, we recognized $6,747,512 in warrant revaluation expense.

Accordingly, warrant revaluation expense for the three-month period ending June 30, 2012 related to our $1,800,000 12% convertible debenture, and $12,500,000 Unit Offering totaled $9,328,651.

The assumptions used in connection with the valuation of warrants issued were as follows:

	June 30, 2012	March 31, 2012
Number of shares underlying the warrants	32,880,252	32,880,252
Exercise price	$0.64-$1.00	$0.64-$1.00
Volatility	185%	211%
Risk-free interest rate	0.33%	1.04%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	2.00 – 4.08	2.24 – 4.33

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Level 3 Activity and Reconciliation

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the three month period ending June 30, 2012 for all financial liabilities categorized as Level 3 as of June 30, 2012.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Description	Number of Warrants	Fair Value at March 31, 2012	Increase in Fair Value	Fair Value at June 30, 2012

Bridge Warrant	8,789,064	$6,604,706	$2,278,849	$8,883,555

Bridge Warrant Placement Agent	1,165,875	876,119	302,291	1,178,410

Unit Offering	19,800,313	15,816,980	5,824,227	21,641,207

Unit Offering Placement Agent	3,125,000	2,499,810	923,284	3,423,094
	32,880,252	$25,797,615	$9,328,651	$35,126,266

Note 10.

Related Party Transactions

Our Chief Executive Officer had loaned $107,000 to the Company in the past to meet short-term working capital needs. The loan was unsecured and carried an interest rate of 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note was convertible into common shares of the Company at $1.50 per share and carried an interest rate of 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470--Debt. Accordingly, a beneficial conversion feature of $107,000 was recognized and was accreted to interest expense over the initial one year term of the note.  The accreted note payable to officer balance totaled $0 and $91,219 at March 31, 2012 and 2011, respectively.  On May 25, 2011, the Promissory Note was amended to extend the maturity one additional year under the same terms.

On August 18, 2011, our Chief Executive Officer entered into a Subordination Agreement relating to his note. In connection with our Bridge Debenture offering in the amount of $1,800,000, Mr. Rogai agreed to subordinate his position to that of the Bridge Offering investors. On October 28, 2011, the note in the principal amount of $107,000 was converted into Units offered in connection with the Company’s October 28, 2011 financing. As a result, Mr. Rogai received 133,750 common shares and 133,750 warrants exercisable at $1.00 per share. Interest expense recognized under the note totaled $0 and $18,991 for the three month periods ending June 30, 2012 and 2011, respectively. See Note 7.

Note 11.

Notes Payable

At June 30, 2012 and March 31, 2012, the Company had notes payable of $31,746 and $28,737, respectively, reflecting amounts due on insurance related note financings payable under terms of less than one year.

Note 12.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on June 30, 2012:

Operating Leases
Year 1	$95,918
Year 2	98,795
Year 3	50,128
Year 4	—
Year 5	—
$244,841

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $24,342 and $31,386 for the three month periods ending June 30, 2012 and 2011, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at June 30, 2012 and March 31, 2012, respectively.

Note 13.

Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at June 30, 2012 and March 31, 2012, respectively.

Common Stock

At June 30, 2012 and March 31, 2012, we were authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share, respectively.

At June 30, 2012 and March 31, 2012, the Company had 32,370,784 and 31,970,784 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Effective June 15, 2011, based on a majority shareholder vote, our articles of incorporation were amended to increase our authorized common stock from 400,000,000 to 750,000,000 shares.

All share and per share information contained in this report gives retroactive effect to a 1 for 20 (1:20) reverse stock split of our outstanding effective October 27, 2011.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share Issuances

Common Stock and Warrants

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

The assumptions used in the valuation on June 1, 2011 were as follows:

Number of shares underlying the warrants	75,000
Exercise price	$3.15
Volatility	175%
Risk-free interest rate	.74%
Expected dividend yield	0.00%
Expected warrant life (years)	3.00

The assumptions in the re-measurement of the unvested warrants at June 30, 2012, were as follows:

Number of shares underlying the warrants	18,750
Exercise price	$3.15
Volatility	185%
Risk-free interest rate	0.33%
Expected dividend yield	0.00%
Expected warrant life (years)	1.92

The Company recognized consulting expense under this agreement of $1,456 and $62,807 for the three month periods ending June 30, 2012 and 2011, respectively.

The assumptions used in connection with the valuation of the initial warrants issued on May 27, 2011 for the acquisition of the Seen on TV intangible assets, and the remeasurement of those warrants and issuance of additional warrants on June 28, 2012, were as follows:

	June 28, 2012	May 27, 2011
Number of shares underlying the warrants	250,000	50,000
Exercise price	$0.64	$7.00
Volatility	185%	190
Risk-free interest rate	0.69%	1.65
Expected dividend yield	0.00%	0.00
Expected warrant life (years)	3	5

The 250,000 shares issued on June 28, 2012 in connection with the acquisition of the Seen on TV intangible assets had a fair value of $257,500 based on the Company’s stock price on June 28, 2012.

Effective December 6, 2011 the Company entered into an independent contractor agreement with Stratcon Partners, LLC pursuant to which Stratcon has agreed to provide the Company consulting and advisory services, including, but not limited to business marketing, management, budgeting, financial analysis, and investor and press relations. Under the agreement, Stratcon is also required to establish and maintain executive facilities and a business presence in New York City for the Company. The agreement is for an initial term of two years and may be terminated by either party upon written notice. In consideration of providing the services, Stratcon shall receive $12,500 per month. In addition, the Company has agreed to issue Stratcon an aggregate of 500,000 shares of restricted common stock, such shares vesting over a period of two years in four equal tranches. The closing price of the Company’s common stock as reported on the OTC Markets on the Effective Date was $1.00. The Company has agreed to provide Stratcon rent reimbursement up to $2,500 per month for the New York office.  Through June 30, 2012, the Company expensed approximately $142,000 related to these shares. During June 2012 the first tranche of 125,000 shares of restricted common stock vested and the $142,000 was reclassified from accrued expense to equity.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective December 6, 2011 the Company agreed to issue 25,000 shares of common stock to Mediterranean Securities Group, LLC in consideration of consulting services.  As the agreement did not contain any vesting or forfeiture provisions, the entire fair value of $25,000, based on our stock price on the commitment date, was charged to consulting expenses and included in accrued expenses at March 31, 2012. During June 2012 these 25,000 shares were issued to Mediterranean Securities Group, LLC and $25,000 was reclassified from accrued expenses to equity.

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “Plans”) and granted 600,000 options and 450,000 options, respectively, under TV Goods stock option plans.

In May 2010, our Board of Directors granted 600,000 options under the Executive Equity Incentive Plan, exercisable at $1.50 per share to two officers and directors of the Company. The shares vested over eighteen months from grant and are exercisable for five (5) years from grant date (May 26, 2010). In September 2011, October 2011, December 2011 and March 2012, our Board of Directors granted an additional 225,000 options to an officer and two directors under the Executive Equity Incentive Plan. The options vest over eighteen months (150,000 options) and two years (50,000 options) and are exercisable for five years from date of grant. At June 30, 2012, there were 350,000 options available for issuance under the Executive Equity Incentive Plan.

In May 2010, our Board also granted options to purchase an aggregate of 450,000 shares of our common stock with an exercise price of $1.50 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of the grant (May 26, 2010) and are exercisable for five (5) years from their grant date. On July 15, 2010, the Company issued an additional 50,000 shares under the Non Executive Incentive Plan under terms similar to the May 2010 grant. During the quarter ending December 31, 2010, 400,000 shares were forfeited due to termination of employment. In December 2010, an additional 100,000 options were granted under this plan. On September 26, 2011 and March 31, 2012, our Board granted an additional 300,000 and 75,000 options, respectively, under the Non Executive Plan to nine employees and one consultant. The options vest over eighteen months and are exercisable for five years from date of grant. At June 30, 2012, there were 295,000 shares available for future issuance under the Non Executive Equity Incentive Pan.

The fair value of each option is estimated on the date of grant using the Black Scholes options pricing model using the assumptions established at that time.

On June 4, 2012, the Company issued 30,000 options to a direct response consultant. The fair value of the options granted was estimated on the date of grant using the Black Scholes options pricing model using the assumptions established at that time. The following table includes the assumptions used in making this grant:

Number of shares underlying the warrants	30,000
Exercise Price	$0.87
Volatility	185%
Risk-free interest rate	0.68%
Expected dividend yield	0.00%
Expected warrant life (years)	5

As the options vested upon grant, the entire fair value of $25,100 was charged to stock-based compensation immediately and is included in general and administrative expenses.

Stock based compensation for the three months ended June 30, 2012 was $81,492.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information related to options granted under both our option plans at June 30, 2012 and June 30, 2011 and activity for the quarters then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2012	1,025,000	$1.31	—	$—
Granted	30,000.87		—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2012	1,055,000	$1.30	3.68	$—
Exercisable at June 30, 2012	755,000	$1.44	3.37	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2011	800,000	$1.58	4.24	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2011	800,000	$1.58	4.00	$—
Exercisable at June 30, 2011	475,000	$1.50	3.92	$—

The weighted average grant date fair value of unvested options at June 30, 2012 was approximately $249,000 and will be expensed over a weighted average period of 4.25 years.

As of June 30, 2012, there were 350,000 options and 295,000 options available for further issuance through the 2010 Executive Equity Incentive Plan and the 2010 Non Executive Equity Incentive Plan, respectively.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14.

Litigation

In February 2012, SCI Direct, LLC (“SCI”), filed suit against TV Goods, Inc. in the United States District Court, Northern District of Ohio, Eastern Division. The complaint alleges trademark infringement by TV Goods arising from our Living Pure™ space heater as it relates to SCI’s EDENPURE™ space heater. The plaintiff was seeking monetary and injunctive relief claiming TV Goods committed trademark infringement, unfair competition and violation of the Ohio Deceptive Trade Practices Act. The amount of damages the plaintiff was seeking was unspecified. We believed that the legal basis of the allegations was completely without merit. The potential monetary relief, if any, was not probable and could not be estimated at that time. On June 21, 2012, TV Goods, Inc. executed a settlement agreement with SCI Direct, LLC. Under the terms of the agreement, SCI agreed to dismiss the complaint and TV Goods, Inc. agreed to cease marketing any products under the Living Pure Trademark. The settlement agreement was contingent upon SCI’s review of TV Goods, Inc. financial statements relating to Living Pure sales, which was completed with the dismissal of the complaint on July 5, 2012.

Note 15.

Subsequent Events.

On August 9, 2012 we entered into a letter of intent with eDiets.com, Inc. for the acquisition of that company in a stock for stock transaction.  The terms of the letter of intent provide that we will issue 16,185,392 shares of our common stock to the stockholders of eDiets.com, Inc. in exchange for 100% of the outstanding shares of that company.  The closing of the transaction is subject to a number of conditions precedent, including, but not limited to:

•	the satisfaction completion of due diligence on each company by the other company,
•	the execution of a binding Agreement and Plan of Merger by the parties,
•

the effectiveness of a registration statement on Form S-4 which we will file the Securities and Exchange Commission to register the shares of our common stock to be issued to the eDiets.com, Inc. stockholders, and

•	requisite approval of the transaction by the stockholders of eDiets.com, Inc.

We expect to promptly begin the due diligence process and our target closing date for the transaction, assuming the satisfaction of the conditions precedent to closing, is within the next 90 to 120 days.  However, as a result of the number of conditions precedent to close, investors should not place undue reliance on the execution of the letter of intent and there are no assurances that this transaction will ultimately be consummated.

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

On May 27, 2011, the Company entered into a binding letter agreement with Seen on TV, LLC, a Nevada limited liability company, with no affiliation with the Company, and Ms. Mary Beth Gearhart (formerly Fasano), its president. The letter agreement provided that we would obtain ownership of certain Seen on TV intangible assets, primarily consisting of the domain names “asseenontv.com” and “seenontv.com”. Upon entering into the binding letter agreement, we issued 250,000 shares of restricted common stock, with a fair value of $500,000 on the contract date, and an initial cash payment of $25,000 to Ms. Gearhart. In addition, we granted 50,000 warrants to issue common shares, initially exercisable at $7.00 per share for a period of three years with a grant date fair value of approximately $162,000. Further, we made five additional monthly payments of $5,000 to the seller and a $10,000 contribution to a designated charitable contribution. All payments made under the initial letter agreement, including the fair value of securities and an additional $7,000 paid for use of the URL “asseenontv.co.uk” totaled $729,450 at March 31, 2012. The term or phrase “As Seen On TV” is not subject to trademark protection and has been, and will continue to be, used by others, including online and retail outlet applications with no connection with, or benefit to, the Company.

On June 28, 2012, the Company finalized the asset purchase agreement with Seen on TV, LLC agreeing to (i) pay an additional $1,560,000 in cash, (ii) issue an additional 250,000 shares of restricted stock, (iii) issue 250,000 common stock purchase warrants, exercisable at $0.64 per share exercisable for three years from issuance, (iv) modifying the exercise price of the 50,000 common stock purchase warrants issued in May 2011 from $7.00 per share to $1.00 per share and extending their term, and (v) making five annual payments of $10,000 per year to a charitable organization designated by Seen on TV. This obligation was recorded with the current component of $10,000 being reported with accrued expenses and $40,000, the non-current portion, being reported as other liabilities – long-term. The Company agreed that so long as the seller owns at least 250,000 common shares received under the purchase agreement, if we were to issue additional shares of common stock, the seller will be entitled to receive  additional shares sufficient to maintain their proportional ownership in the Company.

This transaction did not meet the criteria of a business combination within the guidelines of ASC 805—Business Combinations, and therefore was accounted for as an asset purchase. The transaction contained no contingent consideration and no liabilities were assumed contingent or otherwise. Accordingly, the assets acquired, all identifiable intangible assets, were recognized based on our costs of the assets acquired.

Due to the focus of our business on consumer items marketed through television infomercial spots and shopping channels, the Company believes there are strong synergies in owning and operating a web-based outlet for its own as well as other products.  As with potential retail sales, customers who may not have initially purchased from a television spot could, when recognizing the product, reconsider and purchase the item.  This provides the Company with a potentially higher return on our marketing expenditures. We believe this is particularly true on a well established web-site named “AsSeenOnTV.com.”

A summary of the total costs of the assets both under the initial May 27, 2011, binding letter agreement and the Asset Purchase Agreement were as follows:

Cash at closing	$1,620,000
May 2011 common shares issued	500,000
June 2012 common shares issued	257,500
Fair value of modified May 2011 warrants(*)	168,320
Fair value of June 2012 warrants	235,756
Additional cash payments and commitments	66,640
$2,839,216

———————

(*) includes approximately $6,000 related to warrant modification.

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

Results of Operations for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

The Company’s revenues for the three month period ended June 30, 2012, are primarily from the direct response sale of products, which accounted for approximately 86% of total revenues.  Revenues have decreased primarily due to the Company’s decision to shift its focus from the development and shooting of infomercial productions for third parties to marketing products for which the Company has direct contractual ownership.

A comparative summary of the source of our revenues generated for the periods presented is as follows:

	Three Months Ended June 30,
	2012		2011

Product sales	$343,624	86%	$317,178	65%
Speaking engagement fees and royalty fees	14,107	3%	53,606	11%
Infomercial production income	42,500	11%	115,104	24%
	$400,231	100%	$485,888	100%

Our revenue model includes providing infomercial production for others as well as marketing specific products for which we have contractual right to the revenue stream. As detailed above, for the three months ended June 30, 2012 and 2011, approximately 11% and 24% of our revenue, respectively, was attributable to infomercial production income, with the balance being generated by specific product sales for which we contracted marketing and distribution rights. While there can be no assurance, management believes that continuing to develop a marketing strategy based upon distributing developed products for which the Company has ownership or the licensing rights, will ultimately prove a successful strategy.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2012 was $483,827, an increase of $29,598 or approximately 7% from $454,229 for the three months ended June 30, 2011.  Cost of revenues represented 121% of revenues for the three month period ended June 30, 2012 as compared to 93% of revenues for the three month period ended June 30, 2011. For the quarter ending June 30, 2012, costs consist primarily of the direct costs to the Company of products sold including related shipping. These costs primarily consisted of the direct costs of products marketed as well as merchant fees of fees charged for the shooting and editing of infomercials primarily for our clients. The Company does not manufacture any products in-house and relies on third-party suppliers, located primarily outside of the United States, for its inventory.  Accordingly, our cost of products acquired for sale could vary significantly if fuel and transportation costs were to increase in the future.

The Company operates in a very competitive environment, competing in different media with products that may be very similar to those of our competitors.  Accordingly, management will often test a product, on a limited basis, in a targeted market and attempt to assess the products potential prior to investing in a larger “roll-out.” The Company attempts to price the product at a level that will prove both attractive to our customer while providing the Company with a reasonable return.  Often the test marketing will indicate that a particular product is not well received by a Direct Response program and the project will be dropped. This practice can, and sometimes does, as with the period ended June 30, 2012, result in the recognition of costs in excess of related revenues.

Operating Expenses

Operating expenses for the period ended June 30, 2012, were $1,336,083, and increase of $421,639 or 46% as compared to $914,444 for the period ended June 30, 2012.  Operating expenses consist of selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses are comprised of promotional costs incurred related to sales of the Company’s own products. These costs totaled $44,313 for the three months ended June 30, 2012. The period ended June 30, 2011, did not contain these costs as prior period revenues were primarily related to fees for our planning, shooting and editing of promotional materials for others. Components of the expenses for the period ended June 30, 2012, include:

	Three Months Ended June 30, 2012
Production and design costs	$20,,293	84%
Media purchases	5,294	3%
Call center support	5,454	4%
Other	13,272	9%
	$44,313	100%

General and administrative costs for the three months ended June 30, 2012 were $1,291,770, as increase of $377,326 or 41% as compared to $914,444 for the period ended June 30, 2011.  General and administrative expenses consist primarily of administrative labor costs, consulting fees, marketing related travel expenses, business development costs, consulting and legal and accounting fees. The increase for the three months ended June 30, 2012 as compared to June 30, 2011 was primarily due to (i) an increase in compensation of approximately $36,000, (ii) an increase in insurance expense of $32,000, attributable to increased coverage’s on inventory levels and product coverage, (iii) an increase in investor relations and financial consulting fees of $230,000.

Included in general and administrative expenses for the three months ended June 30, 2012, include certain non-cash expenses including stock based compensation of approximately $81,000 and other equity based compensation to consultants totaling approximately $167,000.

General and administrative expenses for the three months ended June 30, 2011 consist primarily of administrative labor costs, marketing related travel, business development and investor relations related fees. Also included in these costs were certain non-cash expenses including stock based compensation expenses of approximately $76,000 and the fair value of shares issued for consulting services of approximately $175,000.

Other Income and Expenses

Other (income) expense totaled an expense of $9,326,299 for the three month period ended June 30, 2012 as compared to income of $535,390 for the three month period ended June 30, 2011.  Other income and expense in both periods is comprised principally of income or expense resulting from the periodic revaluation of the fair value of warrants outstanding that are recorded as liabilities.  For the three months ended June 30, 2012, we recognized $9,328,651 in expense resulting from the revaluation of the fair value of warrants outstanding which were recorded as a liability on our balance sheet as compared to income of $523,553 for the three months ended June 30, 2011. This periodic revaluation could result in a significant expense or income amount being recognized at the end of any given period depending on the market value of our stock on the remeasurement date. The warrants were issued in connection with a series of financings completed during the year ended March 31, 2012, and are revalued at the end of each reporting period to their fair value.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $2,754,000 in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through June 30, 2012 and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.  At June 30, 2012, we had an accumulated deficit of approximately $27,262,000.  The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the frequency and success of new and existing products.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes the Company has sufficient cash resources to sustain operations through at least August 2013.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing and possible funding through strategic partnerships.  However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

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

Net cash used in operating activities for the quarter ending June 30, 2012, totaled $317,621, a relatively small amount relative to our loss from operations for the quarter of $1,419,679. This was due primarily to the wind-down of our Living Pure™ heater program, which is a seasonal product. Accordingly, during the quarter the Company was collecting heater sales related receivables without the cash outflow for inventory replacement and related media purchases. Accounts receivables declined by $1,330,557 during the quarter. This cash flow dynamic is unlikely to be repeated again until, and if, the Company again records significant sales on another seasonal product. This net reduction in cash flow usage for the quarter was off-set by a cash expenditure of approximately $1.6 million related to our asset purchase completed in June 2012, as described below. Our net cash decrease for the quarter totaled $1,928,816.

In April 2011, we consummated the issuance and sale of $750,000 in aggregate principal amount of convertible debentures.  The Company paid $90,000, plus warrants with a fair value of approximately $284,000, in issuance costs related to these debentures.  The convertible debentures have no stated interest rate.  The debentures were convertible at $4.00 per share, subject to adjustment, and matured on December 1, 2011, unless earlier exchanged or converted.

On May 27, 2011 and June 15, 2011, the Company and approximately twenty accredited investors entered into a securities purchase agreement and completed a closing of a private offering of 292,500 shares of the Company’s common stock and three series of warrants to purchase up to 585,000 shares of common stock, in the aggregate, for aggregate gross proceeds of $1,170,000. The Company sold the shares at an initial purchase price of $4.00 per share, which may be adjusted downward, but not to less than $2.00 per share, under certain circumstances. In addition to the shares, the Company issued: (i) Series A common stock purchase warrants to purchase up to 292,500 shares of common stock at an exercise price of $3.00 per share; (ii) Series B common stock purchase warrants to purchase up to 146,250 shares of common stock at an exercise price of $5.00 per share and (iii) Series C common stock purchase warrants to purchase up to 146,250 shares of common stock at an exercise price of $10.00 per share.

In August 2011, the Company raised gross proceed of $1,800,000 through the private placement issuance of a series of 12% convertible debentures.  The debentures were convertible into common stock and warrants. In October 2011 the Company, entered into and consummated a securities purchase agreement with certain accredited investors for the private sale of 243.1 units at $50,000 per unit. Each unit consisted of (i) 62,500 shares of common stock, and (ii) warrants to purchase 62,500 shares of common stock at an initial exercise price of $1.00 per share.  The Company received gross proceeds of $12,155,000 and issued an aggregate of 15,194,695 shares of common stock and 15,193,750 warrants to the investors pursuant to the securities purchase agreement. In November 2011, the Company sold an additional 6.9 Units under the securities purchase agreement, receiving an additional $345,000 in gross proceeds, issuing an additional aggregate of 431,250 shares of common stock and 431,250 warrants to investors. The October 28, 2011, and November 18, 2011, closings brought the total raised under the securities purchase agreement to $12,500,000.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on June 30, 2012:

Operating Leases
Year 1	$95,918
Year 2	98,795
Year 3	58,128
Year 4	—
Year 5	—
$244,841

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $24,342 and $31,386 for the three month periods ending June 30, 2012 and 2011, respectively.

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

Share-Based Payments and Warrants

We recognize share-based compensation expense on stock option awards. Compensation expense is recognized on that portion of option awards that are expected to ultimately vest over the vesting period from the date of grant. All options granted vest over their requisite service periods as follows: 6 months (50% vesting); 12 months (25% vesting) and 18 months (25% vesting). We granted no stock options or other equity awards which vest based on performance or market criteria. We had applied an estimated forfeiture rate of 10% to all share-based awards, which represents that portion we expected would be forfeited over the vesting period. We reevaluate this analysis periodically and adjust our estimated forfeiture rate as necessary.

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

Subsequent Events

On August 9, 2012 we entered into a letter of intent with eDiets.com, Inc. for the acquisition of that company in a stock for stock transaction.  The terms of the letter of intent provide that we will issue 16,185,392 shares of our common stock to the stockholders of eDiets.com, Inc. in exchange for 100% of the outstanding shares of that company.  The closing of the transaction is subject to a number of conditions precedent, including, but not limited to:

•

the satisfaction completion of due diligence on each company by the other company,

•

the execution of a binding Agreement and Plan of Merger by the parties,

•

the effectiveness of a registration statement on Form S-4 which we will file the Securities and Exchange Commission to register the shares of our common stock to be issued to the eDiets.com, Inc. stockholders, and

•

requisite approval of the transaction by the stockholders of eDiets.com, Inc.

We expect to promptly begin the due diligence process and our target closing date for the transaction, assuming the satisfaction of the conditions precedent to closing, is within the next 90 to 120 days.  However, as a result of the number of conditions precedent to close, investors should not place undue reliance on the execution of the letter of intent and there are no assurances that this transaction will ultimately be consummated.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer who serve as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms a (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have sold securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided under Section 4(2), as provided below.  The securities issued contain a legend restricting transfer absent registration or applicable exemption.  The securities holders received current information about the Company and had the opportunity to ask questions about the Company.

During the period covered by this report we issued an aggregate of 150,000 shares of common stock to two consulting forms consultants in consideration of business consulting and other advisory services.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

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

———————

*

To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first DFN interactive data exhibit.

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

Date: August 14, 2012

As Seen On TV, Inc.

/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer

/s/ DENNIS W. HEALEY
Dennis W. Healey
Chief Financial Officer
(Principal Financial Officer)