Form 10-Q/A
period 2012-06-30
As Seen On TV, Inc.
filed 2012-09-10
CIK 1432967

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to As Seen On TV, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger effective May 28, 2010 (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation dated April 18, 2008 (2)
3.3	Amendment to Articles of Incorporation dated August 5, 2010 (increase in authorized common stock) (16)
3.4	Amendment to Articles of Incorporation effective October 28, 2011 (name change and reverse split) (11)
3.5	Bylaws (2)
4.1	Form of Series A, B and C Warrant 2010 (1)
4.2	Form of Placement Agent Warrant 2010 (1)
4.3	Convertible Promissory Note issued to Steven Rogai (1)
4.4	Form of Series A-1, B-1 and C-1 Warrant (14)
4.5	Convertible Debenture dated April 8, 2011(5)
4.5.1	Amendment to Convertible Debenture dated April 8, 2011 (10)
4.6	Form of Convertible Debenture issued August 29, 2011 (10)
4.7	Form of Warrant issued August 29, 2011 (10)

4.8	Form of Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
4.9	Form of Placement Agent Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
4.10	Form of Common Stock Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
10.1.1	Services Agreement with Kevin Harrington (8)
10.1.2	Employment Agreement with Steve Rogai (8)
10.1.3	Employment Agreement with Dennis Healey (8)
10.1.4	Form of Independent Director Agreement (8)
10.1.5	Form of Lock Up Agreement (8)
10.2	Executive Equity Incentive Plan (3)
10.3	Non Executive Equity Incentive Plan (3)
10.5	Form of 2010 Private Placement Subscription Agreement (14)
10.6	Form of October 2010 Private Placement Subscription Agreement (14)
10.6	Infomercial Production and Brand License Agreement (7)
10.8	Securities Purchase Agreement dated April 11, 2011 (5)
10.9	Securities Purchase Agreement dated May 27, 2011 (6)
10.10	Severance, Consulting and Release Agreement dated March 23, 2011 (14)
10.11	Securities Purchase Agreement effective August 29, 2011 (10)
10.12	Notice, Consent, Amendment and Waiver Agreement between the Company and a majority of the Purchasers under the Securities Purchase Agreement dated May 27, 2011, effective August 29, 2011 (10)
10.13	Securities Purchase Agreement dated October 28, 2011 (11)
10.14	Binding Letter Agreement dated May 27, 2011 (12)
10.15	Stratcon Partners, LLC Agreement dated December 6, 2011 (13)
10.16	Purchasing and Marketing Agreement with Presser Direct(14)
21.1	List of subsidiaries of the Company (14)
31.1	Certification Pursuant to Rule 13a-14(a) **
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) **
32.1	Certification Pursuant to Section 1350 **
32.2	Certification Pursuant to Section 1350 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date: September 10, 2012

As Seen On TV, Inc.

/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer

/s/ DENNIS W. HEALEY
Dennis W. Healey
Chief Financial Officer
(Principal Financial Officer)

5