Form 10-Q
period 2012-09-30
As Seen On TV, Inc.
filed 2012-11-14
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2012
Or

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of November 14, 2012
Common Stock, $0.0001 Par Value Per Share			44,847,718

As Seen On TV, Inc. and Subsidiaries

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and

March 31, 2012

1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ending September 30, 2012 and September 30, 2011

2

Condensed Consolidated Statement of Stockholders' Equity/(Deficiency) (Unaudited) for

the period April 1, 2012 to September 30, 2012

3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ending

September 30, 2012 and September 30, 2011

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

26

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

34

Item 4.

Controls And Procedures

34

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

35

Item 1A.

Risk Factors

35

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 3.

Defaults Upon Senior Securities

35

Item 4.

Mine Safety Disclosure

35

Item 5.

Other Information

35

Item 6.

Exhibits

35

Signatures

38

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$991,645	$4,683,186
Accounts receivable, net	736,775	2,055,162
Advances on inventory purchases	667,090	304,702
Inventories	3,080,952	1,561,314
Note receivable	500,000	—
Debt issuance costs, net	153,412	—
Prepaid expenses and other current assets	603,440	262,163
Total current assets	6,733,314	8,866,527

Certificate of deposit – non current	50,298	50,000
Property, plant and equipment, net	118,188	140,000
Intangible assets	2,839,216	—
Deposit on asset acquisition	—	729,450
Other non-current assets	2,185	—
Total Assets	$9,743,201	$9,785,977

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$859,100	$433,591
Deferred revenue	3,750	33,750
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	430,281	601,695
Notes payable – current portion	710,306	28,737
Warrant liability	21,227,942	25,797,615
Total current liabilities	23,387,379	27,051,388

Other liabilities – non current	40,000	—

Total liabilities	23,427,379	27,051,388

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 shares authorized and 32,370,784 and 31,970,784 issued and outstanding at September 30, 2012 and March 31, 2012, respectively.	3,237	3,197
Additional paid-in capital	1,396,146	—
Accumulated deficit	(15,083,561)	(17,268,608)
Total stockholders' equity (deficiency)	(13,684,178)	(17,265,411)

Total liabilities and stockholders' equity (deficiency)	$9,743,201	$9,785,977

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Revenues	$637,724	$258,495	$1,037,955	$744,383
Cost of revenues	549,480	233,712	1,033,307	687,941
Gross profit	88,244	24,783	4,648	56,442

Operating expenses:
Selling and marketing expenses	155,547	—	199,860	—
General and administrative expenses	974,164	886,086	2,265,934	1,800,530
Loss from operations	(1,041,467)	(861,303)	(2,461,146)	(1,744,088)

Other (income) expense:
Warrant revaluation	(14,758,437)	6,089,324	(5,429,786)	5,565,771
Loss of extinguishment of debt	—	2,950,513	—	2,950,513
Revaluation of derivative liability	—	(61,677)	—	(209,351)
Other income	(572)	(1,199)	(3,634)	(1,426)
Interest expense	786,517	2,257,603	787,227	2,374,674
Interest expense - related party	—	3,208	—	22,201
	(13,972,492)	11,237,772	(4,646,193)	10,702,382

Income (loss) before income taxes	12,931,025	(12,099,075)	2,185,047	(12,446,470)

Provision for income taxes	—	—	—	—

Net income (loss)	$12,931,025	$(12,099,075)	$2,185,047	$(12,446,470)

Income /(loss) per common share
Basic	$0.40	$(1.02)	$0.07	$(1.08)
Diluted	$0.37	$(1.02)	$0.06	$(1.08)

Weighted-average number of common shares outstanding:
Basic	32,370,784	11,919,771	32,191,549	11,495,820
Diluted	34,873,579	11,919,771	34,491,919	11,495,820

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

FOR THE PERIOD SIX MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2012	31,970,784	$3,197	$—	$(17,268,608)	$(17,265,411)

Share based compensation			135,108		135,108

Common shares issued for services	150,000	15	229,982		229,997

Warrants issued for services			(1,331)		(1,331)

Common shares issued for asset acquisition	250,000	25	257,475		257,500

Warrants issued for asset acquisition, including warrant modification			241,880		241,880

Beneficial conversion feature on notes payable			533,032		533,032

Net income				2,185,047	2,185,047

Balance September 30, 2012	32,720,784	$3,237	$1,396,146	$(15,083,561)	$(13,684,178)

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,185,047	$(12,446,470)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	25,439	21,322
Accretion of discount on convertible debt	625,000	1,093,650
Amortization of deferred financing costs	152,000	1,261,121
Warrants issued for services	(1,331)	95,292
Share-based compensation	135,108	123,426
Interest accretion in related party note payable	—	15,781
Shares issued for consulting services	229,997	184,000
Change in fair value of warrants	(5,429,786)	5,565,771
Change in derivative liability	—	(209,351)
Loss on extinguishment of debt	—	2,950,513
Changes in operating assets and liabilities:
Accounts receivable	1,318,387	(51,959)
Advances on inventory purchases	(362,388)	(766,182)
Inventories	(1,519,638)	(269,967)
Prepaid expenses and other current assets	(341,277)	(87,424)
Other non-current assets	(2,185)	—
Accounts payable	425,509	(153,508)
Deferred revenue	(30,000)	(46,152)
Accrued expenses and other current liabilities	(191,160)	69,658
Net cash used in operating activities	(2,781,278)	(2,650,479)

Cash flows from investing activities:
Deposit on asset acquisition	—	(40,000)
Increase in note receivable	(500,000)	—
Certificate of deposit – non current	(298)	—
Purchase of intangible assets	(1,565,525)	—
Additions to property, plant and equipment	(3,627)	(49,150)
Net cash used in investing activities	(2,069,450)	(89,150)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	1,275,000	2,550,000
Costs associated with convertible debt	(157,175)	(342,586)
Proceeds of notes payable	109,699	29,180
Repayment of notes payable	(68,337)	(9,714)
Deferred offering costs	—	(7,500)
Proceeds from private placements of common stock	—	1,170,000
Costs associated with private placement of common stock	—	(192,400)
Net cash provided by financing activities	1,159,187	3,196,980

Net increase (decrease) in cash and cash equivalents	(3,691,541)	457,351
Cash and cash equivalents - beginning of period	4,683,186	35,502
Cash and cash equivalents - end of period	$991,645	$492,853

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2012	2011
Supplemental disclosures of cash flow information
Interest paid in cash	$1,219	$3,314
Taxes paid in cash	$—	$—
Non Cash Investing and Financing Activities
Common shares issued towards asset acquisition	$257,500	$500,000
Warrants issued with debt	$860,112	$3,606,399
Cashless exercise of placement agent warrants	$—	$3,594,435
Deferred offering costs	$—	$63,500
Beneficial conversion feature on note payable	533,032	$243,711
Settlement of derivative liabilities	—	$13,323
Warrant issued for asset acquisition	$241,880	$—
Liability recorded for asset acquisition	$50,000	$—
Insurance premiums financed through notes payable	$99,699	$38,875

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

Due to the similar nature of the underlying business and the overlap of our operations, we view and manage these operations as one business; accordingly, we do not report as segments.On August 9, 2012 we entered into a letter of intent with eDiets.com, Inc. for the acquisition of that company in a stock for stock transaction. On October 31, 2012, we entered into a definitive Agreement and Plan of Merger with eDiets.com, Inc. The terms of the Agreement and Plan of Merger provide that we will issue 19,077,252 shares of our common stock to the stockholders of eDiets.com, Inc. in exchange for 100% of the outstanding shares of that company.  The closing of the transaction is subject to a number of conditions precedent, including, but not limited to:

•	the satisfactory completion of due diligence on each company by the other company,
•

the effectiveness of a registration statement on Form S-4 which we will file with the Securities and Exchange Commission to register the shares of our common stock to be issued to the eDiets.com, Inc. stockholders, and

•	requisite approval of the transaction by the stockholders of eDiets.com, Inc.

We are conducting our due diligence process and our target closing date for the transaction, assuming the satisfaction of the conditions precedent to closing, on or before March 31, 2013.  However, as a result of the number of conditions precedent to close, investors should not place undue reliance on the execution of the definitive Agreement and Plan of Merger and there are no assurances that this transaction will ultimately be consummated.

Note 2.

Basis of Presentation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of March 31, 2012 has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three and six month periods ending September 30, 2012 are not necessarily indicative of the results of operations or cash flows to be expected for any future period or for the year ending March 31, 2013.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Note 3.

Liquidity

As of September 30, 2012, we had approximately $992,000 in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through September 30, 2012 and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.  At September 30, 2012, we had an accumulated deficit of approximately $15,084,000.  The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the frequency and success of new and existing products.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes the Company has sufficient cash resources (including the September 2012 Bridge Note (Note 11) and the November 2012 Private Placement (Note 15) to sustain operations through at least November 2013.

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

Significant estimates for the periods reported include the allowance for doubtful accounts, sales returns and allowances and fair value assumptions used in determining share based compensation and warrant liabilities.  Our allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment and historical bad debt experience. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the direct response industry, purchased items are generally returnable for a certain period after purchase. We attempt to estimate returns and provide an allowance for sales returns where applicable. Our estimates are based on historical experience and knowledge of the products sold. The allowance for estimated sales returns totaled $209,858 and $275,000 at September 30, 2012 and March 31, 2012, respectively, and is included in accrued expenses.

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

Receivables

Accounts receivable consists of amounts due from the sale of our direct response and home shopping related products.  Accounts receivables, net of allowances, totaled $736,775 and $2,055,162 at September 30, 2012 and March 31, 2012,  respectively. Our allowance for doubtful accounts at September 30, 2012 and March 31, 2012, was approximately $6,000 and $75,000, respectively. The allowances are estimated based on historical customer experience and industry knowledge.

Inventories and Advances on Inventory Purchases

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Inventories totaled $3,080,952 and $1,561,314 at September 30, 2012 and March 31, 2012, respectively. As we do not internally manufacture any of our products, we do not maintain raw materials or work-in-process inventories. In addition, the Company had made advanced deposits against inventory orders placed totaling $667,090 and  $304,702 at September 30, 2012, and March 31, 2012, respectively. This balance represents payments made to our product suppliers in advance of delivery to the Company. It is common industry practice to require a substantial deposit against products ordered before commencement of manufacturing, particularly with off-shore suppliers. Additional advance payments may also be required upon achievement of certain agreed upon manufacturing or shipment benchmarks. Upon delivery and receipt by the Company of the items ordered, and the Company taking  title to the goods, the balances are transferred to inventory.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note Receivable

On August 9, 2012 we entered into a letter of intent with eDiets.com, Inc., a publically traded weight loss company, for the acquisition of that company in a stock for stock transaction. On October 31, 2012, we entered into the definitive Agreement and Plan of Merger. In connection with this transaction, on September 7, 2012, the Company loaned eDiets.com $500,000 under the terms of a Senior Promissory Note.  The Note bears interest at 12% per annum and matures ten business days following the earlier of the closing of the pending merger or December 31, 2012.

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

Property, plant and equipment, net consists of the following:

	Estimated	September 30,	March 31,
Property, plant and equipment	Useful Lives	2012	2012
Computers and software	3 Years	$67,751	$64,724
Office equipment and furniture	5-7 Years	85,945	85,345
Leasehold improvements	1-3 Years	62,610	62,610
		216,306	212,679
Less: accumulated depreciation and amortization		(98,118)	(72,679)
		$118,188	$140,000

Depreciation and amortization expense totaled $13,943 and $25,439 for the three month and six month periods ending September 30, 2012, respectively, and $11,037 and $21,322 for the three month and six month periods ending September 30, 2011, respectively.

Earnings (Loss) Per Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the three month and six month periods ending September 30, 2011, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and six months ended September 30, 2012 and 2011, respectively. All potentially dilutive common shares were anti-dilutive for the three month and six month periods ending September 30, 2011.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net Income (loss)	$12,931,025	$(12,099,075)	$2,185,047	$(12,446,470)

Weighted-average number of common shares outstanding	32,370,784	11,919,771	32,191,549	11,495,820

Incremental shares from the assumed Exercise of dilutive securities:
Stock options	—	—	—	—
Convertible Note	559,006	—	281,030	—
Dilutive warrants	1,943,789	—	2,019,340	—
	34,873,579	11,919,771	34,491,919	11,495,820
Net earnings (loss) per share:
Basic	$0.40	$(1.02)	$0.07	$(1.08)
Diluted:	$0.37	$(1.02)	$0.06	$(1.08)

The following securities were not included in the computation of diluted net earnings per share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Stock options	1,055,000	1,250,000	1,055,000	1,250,000
Warrants	30,904,314	22,163,064	29,341,814	22,163,064
Convertible notes	—	1,242,188	—	1,242,188
Related party convertible note	—	133,750	—	133,750
	31,959,314	24,789,002	30,396,814	24,789,002

Share-Based Payments

We recognize share-based compensation expense on stock based awards. Compensation expense is recognized on that portion of stock option awards that are expected to ultimately vest over the vesting period from the date of grant. Employee options granted vest over their requisite service periods as follows: 6 months (50% vesting); 12 months (25% vesting) and 18 months (25% vesting). We granted no stock options or other equity awards which vest based on performance or market criteria. We apply an estimated forfeiture rate of 10% to all share-based awards which represents that portion we expected would be forfeited over the vesting period. We re-evaluate this analysis periodically and adjust our estimated forfeiture rate as necessary.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at September 30, 2012 or March 31, 2012, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $736,775 at September 30, 2012. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Marketing and Advertising Costs

Marketing, advertising and promotional costs are expensed when incurred and totaled $31,046 and $54,018 for the three month and six month periods ending September 30, 2012, respectively, and $11,729 and $15,716 for the three and six month periods ending September 30, 2011, respectively.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on September 30, 2012 and March 31, 2012, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, note receivable, accounts payable, notes payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with various offerings were accounted for as derivatives. Additionally, the Company determined that the conversion feature on the convertible debentures issued in August 2011 and May 2011 qualifies for derivative accounting. See Note 9, Warrant Liabilities.

Debt Issuance Costs

The Company capitalizes debt issuance costs and amortizes these costs to interest expense over the term of the related debt.

New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2012, as compared to the recent accounting pronouncements described in the Company’s Audited March 31, 2012 Financial Statements that are of material significance or have potential material significance to the Company.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 28, 2012, the Company finalized the asset purchase agreement with Seen on TV, LLC agreeing to (i) pay an additional $1,560,000 in cash, (ii) issue an additional 250,000 shares of restricted stock, (iii) issue 250,000 common stock purchase warrants, exercisable at $0.64 per share exercisable for three years from issuance, (iv) modifying the exercise price of the 50,000 common stock purchase warrants issued in May 2011 from $7.00 per share to $1.00 per share and extending their term, and (v) making five annual payments of $10,000 per year to a charitable organization designated by Seen on TV. This obligation was recorded with the current component of $10,000 being reported with accrued expenses and $40,000, the non-current portion, being reported as other liabilities – long-term. The Company agreed that so long as the seller owns at least 250,000 common shares received under the purchase agreement, if we were to issue additional shares of common stock, the seller will be entitled to receive  additional shares sufficient to maintain their proportional ownership in the Company.  The Company will be required to issue additional shares under this agreement as result of the November 2012 Private Placement  (Note 15).

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

A summary of the total costs of the assets both under the initial May 27, 2011 binding letter agreement and the June 22, 2012 Asset Purchase Agreement were as follows:

Cash at closing	$1,620,000
May 2011 common shares issued	500,000
June 2012 common shares issued	257,500
Fair value of modified May 2011 warrants(*)	168,320
Fair value of June 2012 warrants	235,756
Additional cash payments and commitments	57,640
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

Note 6.

Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	September 30,	March 31,
	2012	2012

Prepaid production costs	$353,527	$93,100
Prepaid royalties	65,000	20,000
Prepaid license fees	33,866	37,549
Prepaid insurance	84,497	45,385
Prepaid investor relations fee	—	45,000
Prepaid media expenses	28,658	—
Prepaid expenses – other	37,892	21,129
	$603,440	$262,163

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	March 31,
	2012	2012

Accrued compensation	$77,155	$63,115
Accrued warranty	79,240	90,000
Accrued sales returns	209,858	275,000
Accrued professional fees	43,300	164,999
Accrued rents	2,151	—
Accrued other	18,577	8,581
	$430,281	$601,695

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On October 28, 2011 the Company, entered into and consummated a Securities Purchase Agreement with certain accredited investors for the private sale (the “2011 Unit Offering”) of 243.1 units (“Unit”) at $50,000 per Unit. Each Unit consisting of (i) 62,500 shares of common stock, and (ii) warrants to purchase 62,500 shares of common stock at an initial exercise price of $1.00 per share (the “Warrants”). Accordingly, for each $0.80 invested, investors received one share of common stock and one Warrant. The Company received gross proceeds of $12,155,000 (net proceeds of approximately $10,610,653 after commissions and offering related expenses) and issued an aggregate of 15,194,695 shares of common stock and 15,193,750 Warrants to the investors pursuant to the Securities Purchase Agreement.

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

If during a period of two years from the completion of the 2011 Unit Offering, the Company issues additional shares of common stock or other equity or equity-linked securities at a purchase, exercise or conversion price less than $0.80 (subject to certain exceptions and such price is subject to adjustment for splits, recapitalizations, reorganizations), then the Company shall issue additional shares of common stock to the investors so that the effective purchase price per share paid for the common stock included in the Units shall be the same per share purchase, exercise or conversion price of the additional shares.

The Company has provided the investors with “piggyback” registration rights with respect to the resale of the common stock and the shares of common stock issuable upon exercise of the Warrants.

The Company engaged a registered broker dealer to serve as placement agent (the “Placement Agent”) who received (a) selling commissions aggregating 10% of the gross proceeds of the 2011 Unit Offering, (b) a non-accountable expense allowance of 2% of the gross proceeds of the 2011 Unit Offering to defray offering expenses, (c) five-year warrants to purchase such number of shares of common stock as is equal to 10% of the shares of common stock (i) included as part of the Units sold in this 2011 Unit Offering at an exercise price equal to $0.80 per share, and (ii) issuable upon exercise of the Warrants sold in the 2011 Unit Offering at an exercise price equal to $1.00 per share, and (d) 100,000 restricted shares of common stock.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The closing of the 2011 Unit Offering triggered the automatic conversion of all principal and accrued interest on the Bridge Debentures into Units in the 2011 Unit Offering at a conversion price equal to 80% of the price paid by investors in the 2011 Unit Offering, or $0.64 per share of common stock and Warrant (the “Debenture Conversion Price”). The holders of the Bridge Debentures received an aggregate of 2,869,688 shares of common stock and Warrants to purchase 2,869,688 shares of common stock. Each investor in the Bridge Offering also received a Bridge Warrant exercisable for a period of three years from the closing date of the Bridge Offering to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing the principal amount of the Bridge Debenture by the Debenture Conversion Price of $0.64 per share. Accordingly, at the closing of the 2011 Unit Offering and based on the full ratchet anti-dilution provisions of the Bridge Warrants, investors in the Bridge Offering received Bridge Warrants to purchase an aggregate of 8,789,063 shares of common stock. The Bridge Warrants continue to provide for full-ratchet anti-dilution protection if the Company issues at any time prior to August 30, 2012, any shares of common stock, or securities convertible into common stock, at a price less than the Bridge Warrant Exercise Price, subject to certain exceptions.

Further, in connection with the 2011 Unit Offering, Octagon, the holder of the Company’s debenture in the principal amount of $750,000 issued on April 8, 2011, agreed to amend the Debenture to provide for automatic conversion into the Units in the 2011 Unit Offering at the Debenture Conversion Price. Accordingly, the holder of the Debenture received 1,171,875 shares of common stock and warrants to purchase 1,171,875 shares of common stock exercisable at $1.00 per share.

The Placement Agent also served as exclusive placement agent for the Bridge Offering. Accordingly, pursuant to the terms of the Bridge Offering, at the closing of the 2011 Unit Offering the Placement Agent and its assignees received warrants with full ratchet and anti-dilution protection to purchase an aggregate of 1,164,375 shares of common stock exercisable at $0.64 per share, each warrant exercisable on or before August 29, 2014.

In connection with the 2011 Unit Offering, Steve Rogai, the Company’s President and Chief Executive Officer, agreed to convert a 12% convertible promissory note payable to him by the Company in the principal amount of $107,000 (the “Rogai Note”), together with accrued interest thereon, into Units in the 2011 Unit Offering at a conversion price of $0.80 per Share and Warrant. As such, Mr. Rogai was issued 133,750 shares of common stock and 133,750 Warrants in satisfaction of the Rogai Note. Also, the Company’s executive officers each executed a lock up agreement (the “Lock Up Agreement”) which provides that each officer shall not sell, assign, transfer or otherwise dispose of their shares of common stock or other securities of the Company for a period ending 270 days after the completion of the 2011 Unit Offering. Following this initial lock-up period, each officer has agreed to an additional six-month lock-up period for their shares during which they each may not sell more than 5,000 shares of common stock per month.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognized these warrants as a liability equal to their fair value on each reporting date. On June 22, 2011, the warrant holders converted their warrants on a cashless basis into 331,303 common shares at an agreed upon stock price of $0.82 per share. As a result of the warrant conversion we re-measured the fair value of these warrants as of June 22, 2011, and recorded other income associated with the re-measurement of $523,553.

In connection with our $1,800,000 12% convertible debenture issuance in August 2011, the Company issued warrants to the investors and placement agent which contained provisions that protect holders from a decline in the issue price of our common stock or “down-round” provisions. The warrants also contain net settlement provisions. Accordingly, the Company accounted for these warrants as liabilities instead of equity. In addition, we considered the dilution and repricing provisions triggered by the 2011 Unit Offering which impacted the accounting recognition of this financing.

The Company recognized an initial warrant liability for the warrants issued in connection with our $1,800,000 12% convertible debenture of $1,556,289 which was recorded as a debt discount. The initial warrant liability recognized on the related placement agent warrants totaled $1,522,784 which was recorded as debt issuance costs. Due to the fluctuation in the market value of our common stock from March 31, 2012 through September 30, 2012, we recognized $1,840,870 in warrant revaluation income.

We recognized an initial warrant liability valuation on the series of warrants issued in connection with of $12,500,000 Unit Offering of $27,647,424. On October 28, 2011, at the initial closing of $12,155,000 of the 2011 Unit Offering, the closing price of our common stock as reported on OTC Markets was $1.25. On November 17, 2011, at the final closing of $345,000 of the 2011 Unit Offering, the closing price of our common stock as reported on OTC Markets was $0.90. On September 30, 2012, the closing price of our common stock as reported on OTC Markets was $0.70. Due to the fluctuations in the market value of our common stock from March 31, 2012 through September 30, 2012, we recognized $3,518,999 in warrant revaluation income.

 In connection with our $1,275,000 12% senior secured convertible notes, we recognized an initial liability valuation on a series of warrants issued of $860,112. On both the September 7, 2012 initial closing of $1,000,000 and September 20, 2012 closing of $275,000, the closing price of our common stock as report on OTC Markets was $0.75. On September 30, 2012, the closing price of our common stock reported in OTC Markets was $0.70. Due to the fluctuations in the market value of our common stock from the warrants initial valuation dates through September 30, 2012, we recognized $69,917 in warrant revaluation income.

Accordingly, warrant revaluation income for the six month period ending September 30, 2012 related to our $1,800,000 12% convertible debenture, $12,500,000 Unit Offering and $1,250,000 12% senior secured convertible note totaled $5,429,786.

The assumptions used in connection with the valuation of warrants issued were as follows:

	September 30, 2012	March 31, 2012
Number of shares underlying the warrants	34,165,965	32,880,252
Exercise price	$0.64-$1.00	$0.64-$1.00
Volatility	181%	211%
Risk-free interest rate	0.23%-0.33%	1.04%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	2.00 – 4.33	2.24 – 4.33

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recurring Level 3 Activity and Reconciliation

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the six month period ending September 30, 2012 for all financial liabilities categorized as Level 3 as of September 30, 2012.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

		Fair Value			Fair Value
		at		Decrease	at
	Number of	March 31,	Initial	in	September 30,
Description	Warrants	2012	Measurement	Fair Value	2012

Bridge Warrant	8,789,064	$6,604,706	$—	$(1,625,276)	$4,979,430

Bridge Warrant Placement Agent	1,165,875	876,119	—	(215,594)	660,525

Unit Offering	19,800,313	15,816,980	—	(3,042,276)	12,774,704

Unit Offering Placement Agent	3,125,000	2,499,810	—	(476,723)	2,023,088

2012 Bridge Warrant	1,071,428	—	716,760	(58,264)	658,496

2012 Bridge Placement Agent Warrant	214,285	—	143,352	(11,653)	131,699
	34,165,965	$25,797,615	$860,112	$(5,429,786)	$21,227,942

Note 10.

Related Party Transactions

Our Chief Executive Officer had loaned $107,000 to the Company in the past to meet short-term working capital needs. The loan was unsecured and carried an interest rate of 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note was convertible into common shares of the Company at $1.50 per share and carried an interest rate of 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470--Debt. Accordingly, a beneficial conversion feature of $107,000 was recognized and was accreted to interest expense over the initial one year term of the note.  The note payable to officer was fully accreted at September 30, 2012 and March 31, 2012, respectively.  On May 25, 2011, the Promissory Note was amended to extend the maturity one additional year under the same terms.

On August 18, 2011, our Chief Executive Officer entered into a Subordination Agreement relating to his note. In connection with our Bridge Debenture offering in the amount of $1,800,000, Mr. Rogai agreed to subordinate his position to that of the Bridge Offering investors. On October 28, 2011, the note in the principal amount of $107,000 was converted into Units offered in connection with the Company’s October 28, 2011 financing. As a result, Mr. Rogai received 133,750 common shares and 133,750 warrants exercisable at $1.00 per share. Interest expense recognized under the note totaled $0 for each of the three month and six month periods ending September 30, 2012, and $3,210 and $22,201 for the three month and six month periods ending September 30, 2011, respectively.

Note 11.

Notes Payable

On September 20, 2012 the Company completed a private placement of securities with 11 accredited investors under to a Securities Purchase Agreement dated September 7, 2012, raising aggregate gross proceeds of $1,275,000. The private placement was completed on September 20, 2012. Investors purchased from the Company 12% Senior Secured Convertible Notes, in the aggregate principal amount of $1,275,000. The Notes bear interest at a rate of 12% per annum and are payable on the “Maturity Date” defined below. Principal and accrued interest on the Notes will automatically convert into equity securities identical to those sold to investors in the Company’s next offering of at least $3 million of gross proceeds of equity or equity linked securities (excluding the principal amount under the Notes) that is consummated during the term of the Notes (a “Qualified Financing”) at a conversion price

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

equal to 85% of the Next Round Equity Securities (the “Conversion Price”). The Notes are due and payable on March 20, 2013 (the “Maturity Date”). In the event a Qualified Financing is not consummated on or before the Maturity Date, the entire principal amount of the Note, along with all accrued interest thereon, shall, at the option of the holder, be convertible into the Company’s Common Stock, at a conversion price equal to the average daily volume weighted average price (“VWAP”) of the Common Stock for the 10 trading days immediately preceding the Maturity Date on the trading market on which our Common Stock is then listed or quoted at a 20% discount.

The indebtedness evidenced by the Notes shall be senior to, and have priority in right of payment over, all indebtedness of Company now outstanding. The Notes are secured by a first lien and security interest in all of the assets of the Company and its wholly-owned subsidiary, TV Goods, Inc. pursuant to the terms of the Security Agreement dated as of September 7, 2012, by the Company in favor of Collateral Agents, LLC as agent of the Investors.

Each Investor also received a warrant (the “2012 Bridge Warrant”) exercisable for a period of three years from the Closing Date to purchase a number of shares of the Company’s Common Stock equal to the quotient obtained by dividing 50% of the principal amount of the Note held by the holder by the conversion price of the Note. If a Qualified Financing does not occur on or before the Maturity Date of the Note, then the number of warrant shares shall be equal to the quotient obtained by dividing 50% of the principal amount of the Note held by the holder by the average VWAP of the common stock measured for the 10 day period immediately preceding the Maturity Date of the Notes. The initial exercise price of the 2012 Bridge Warrants is $0.80 per share, subject to adjustment. Furthermore, if after the 6 month anniversary of the initial exercise date of each 2012 Bridge Warrant there is no effective registration statement registering, or no current prospectus available for the resale of, the warrant shares by the holder, but excluding a period of any certain allowed delay, the 2012 Bridge Warrant may be exercised, in whole or in part, on a cashless basis.

The 2012 Bridge Warrant also provides for weighted average ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the exercise price of the warrants, except in connection with the following issuances of the Company's common stock, or securities convertible into common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) shares of common stock issued pursuant to a stock split or dividend; (iii) securities issued or issuable in connection with the Securities Purchase Agreement; or (iv) securities issued pursuant to acquisitions or strategic transactions approved by a majority of disinterested directors of the Company. Due to the anti-dilution protection in the warrants they have been classified as liabilities.

In connection with the Securities Purchase Agreement, Company engaged a placement agent (the “Placement Agent”), to act as the Company’s exclusive agent for the offering. In exchange for the Placement Agent acting as the exclusive agent for the Securities Purchase Agreement, the Company agreed to pay to the Placement Agent a cash placement fee equal to 10% of the aggregate gross proceeds from the sale of Notes sold to investors. As additional compensation, the Company issued to the Placement Agent or its designees, for nominal consideration, common stock purchase warrants equal to 10% of the number of shares of common stock issuable upon conversion of the Notes at an exercise price equal to $0.80 per share (the “Placement Agent Warrants”). The Placement Agent’s Warrants provide the holder thereof with immediate cashless exercise rights and “weighted average” price protection right consistent with the terms of the investor warrants and are exercisable for three years.

The Company received net proceeds of approximately $1,117,825 after payment of an aggregate of $127,500 of commissions and expense allowance to the Placement Agent, and approximately $29,675 of other offering and related costs in connection with the private placement. The Company shall use the net proceeds from the Securities Purchase Agreement for working capital purposes, including advancing $500,000 to eDiets.com, Inc. under a 12% Convertible Note dated September 6, 2012 (the “eDiets Note”). The eDiets Note is due and payable on the earlier of the date that is 10 business days following the earlier to occur of (i) the closing date of the proposed merger by and between the Company and eDiets; (ii) December 31, 2012; or (iii) an event of default as defined under the eDiets Note. Interest on the Note accrues at a rate of 12% per annum and is due and payable upon the maturity date of the eDiets Note.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with this transaction, the Company recognized a total debt discount of $1,249,792, comprised of a recognized beneficial conversion feature of $533,032 and the fair value of detachable warrants totaling $716,760. Such amounts were determined based on the price per share of the November 2012 Qualified financing. See Note 15. As the notes will automatically convert into a planned Qualified Financing, the discount is being accreted to interest expense over a two month period.  Accordingly, we recognized $625,000 in related interest as of September 30, 2012.

In addition, in connection with our $1,275,000 funding, we recognized $305,412 in related debt issuance costs.  As the notes will automatically convert into a planned Qualified financing, the costs are being accreted to interest expense over a two month period. We recognized $152,000 in related interest expense as of September 30, 2012.

At September 30, 2012 and March 31, 2012, the Company had notes payable of $710,306 and $28,737, respectively, reflecting amounts due under our 12% Senior Secured Convertible Notes described above and insurance related note financings payable under terms of less than one year.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on September 30, 2012:

Operating Leases
Year 1	$96,626
Year 2	99,525
Year 3	25,064
Year 4	—
Year 5	—
$221,215

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $24,342 and $48,684 for the three month and six month periods ending September 30, 2012, respectively and $31,386 and $62,722 for the three month and six month periods ending September 30, 2011, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at September 30, 2012 and March 31, 2012, respectively.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13.

Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at September 30, 2012 and March 31, 2012, respectively.

Common Stock

At September 30, 2012 and March 31, 2012, we were authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share, respectively.

At September 30, 2012 and March 31, 2012, the Company had 32,370,784 and 31,970,784 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

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

The assumptions used in the valuation on June 1, 2011 were as follows:

Number of shares underlying the warrants	75,000
Exercise price	$3.15
Volatility	175%
Risk-free interest rate	0.74%
Expected dividend yield	0.00%
Expected warrant life (years)	3.00

The assumptions in the re-measurement of the unvested warrants at September 30, 2012, were as follows:

Number of shares underlying the warrants	18,750
Exercise price	$3.15
Volatility	197%
Risk-free interest rate	0.24%
Expected dividend yield	0.00%
Expected warrant life (years)	1.67

The Company recognized a reduction in consulting expense under this agreement of $2,787 and $1,331 for the three month and six month periods ending September 30, 2012, respectively, and consulting expense of $32,484 and $95,292 for the three month and six month periods ending September 30, 2011, respectively.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The assumptions used in connection with the valuation of the initial warrants issued on May 27, 2011 for the acquisition of the Seen on TV intangible assets, and the remeasurement of those warrants and issuance of additional warrants on June 28, 2012, were as follows:

	June 28, 2012	May 27, 2011
Number of shares underlying the warrants	250,000	50,000
Exercise price	$0.64	$7.00
Volatility	185%	190%
Risk-free interest rate	0.69%	1.65%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	3	5

The 250,000 shares issued on June 28, 2012 in connection with the acquisition of the Seen on TV intangible assets had a fair value of $257,500 based on the Company’s stock price on June 28, 2012.

Effective December 6, 2011, the Company entered into an independent contractor agreement with Stratcon Partners, LLC pursuant to which Stratcon has agreed to provide the Company consulting and advisory services, including, but not limited to business marketing, management, budgeting, financial analysis, and investor and press relations. Under the agreement, Stratcon is also required to establish and maintain executive facilities and a business presence in New York City for the Company. The agreement is for an initial term of two years and may be terminated by either party upon written notice. In consideration of providing the services, Stratcon shall receive $12,500 per month. In addition, the Company has agreed to issue Stratcon an aggregate of 500,000 shares of restricted common stock, such shares vesting over a period of two years in four equal tranches. The closing price of the Company’s common stock as reported on the OTC Markets on the Effective Date was $1.00. The Company has agreed to provide Stratcon rent reimbursement up to $2,500 per month for the New York office.  Through September 30, 2012, the Company expensed approximately $204,500 related to these shares. During June 2012 the first tranche of 125,000 shares of restricted common stock vested and the $142,000 was reclassified from accrued expense to equity.

Effective December 6, 2011, the Company agreed to issue 25,000 shares of common stock to Mediterranean Securities Group, LLC in consideration of consulting services.  As the agreement did not contain any vesting or forfeiture provisions, the entire fair value of $25,000, based on our stock price on the commitment date, was charged to consulting expenses and included in accrued expenses at March 31, 2012. During June 2012 these 25,000 shares were issued to Mediterranean Securities Group, LLC and $25,000 was reclassified from accrued expenses to equity.

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “Plans”) and granted 600,000 options and 450,000 options, respectively, under TV Goods stock option plans.

In May 2010, our Board of Directors granted 600,000 options under the Executive Equity Incentive Plan, exercisable at $1.50 per share to two officers and directors of the Company. The shares vested over eighteen months from grant and are exercisable for five (5) years from grant date (May 26, 2010). In September 2011, October 2011, December 2011 and March 2012, our Board of Directors granted an additional 225,000 options to an officer and two directors under the Executive Equity Incentive Plan. The options vest over eighteen months (150,000 options) and two years (50,000 options) and are exercisable for five years from date of grant. At September 30, 2012, there were 350,000 options available for issuance under the Executive Equity Incentive Plan.

In May 2010, our Board also granted options to purchase an aggregate of 450,000 shares of our common stock with an exercise price of $1.50 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of the grant (May 26, 2010) and are exercisable for five (5) years from their grant date. On July 15, 2010, the Company issued an additional 50,000 shares under the Non Executive Incentive Plan under terms similar to the May 2010 grant. During the quarter ending December 31, 2010, 400,000 shares were forfeited due to termination of employment. In December 2010, an additional 100,000 options were granted under this plan. On September 26, 2011 and March 31, 2012, our Board granted an additional 300,000 and 75,000 options,

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

respectively, under the Non Executive Plan to nine employees and one consultant. The options vest over eighteen months and are exercisable for five years from date of grant. At September 30, 2012, there were 295,000 shares available for future issuance under the Non Executive Equity Incentive Pan.

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

Stock based compensation for the three month and six month periods ending September June 30, 2012 totaled $53,616 and $135,108, respectively and is included in general and administration expenses.

Information related to options granted under both our option plans at September 30, 2012 and September 30, 2011 and activity for the periods then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2012	1,025,000	$1.31	—	$—
Granted	30,000.87		—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2012	1,055,000	$1.29	3.42	$—
Exercisable at September 30, 2012	880,000	$1.37	3.26	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2011	800,000	$1.58	—	$—
Granted	450,000	1.01	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2011	1,250,000	$1.38	4.18	$—
Exercisable at September 30, 2011	637,500	$1.55	3.67	$—

The weighted average grant date fair value of unvested options at September 30, 2012, was approximately $145,000 and will be expensed over a weighted average period of 4.21 years.

As of September 30, 2012, there were 350,000 options and 295,000 options available for further issuance through the 2010 Executive Equity Incentive Plan and the 2010 Non Executive Equity Incentive Plan, respectively.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On August 9, 2012 the Company entered into a letter of intent with eDiets.com, Inc. for the acquisition of that company in a stock for stock transaction. On October 31, 2012, we entered into a definitive Agreement and Plan of Merger with eDiets.com, Inc. The terms of the Agreement Plan of Merger provide that we will issue 19,077,252 shares of our common stock to the stockholders of eDiets.com, Inc. in exchange for 100% of the outstanding shares of that company.  The closing of the transaction is subject to a number of conditions precedent.  In connection with the proposed merger, on September 10, 2012, the Company received notice of a complaint filed by a shareholder of eDiets in Broward County, Florida against eDiets, members of the board of directors of eDiets and the Company, alleging that eDiets breached its fiduciary duty to its shareholders by entering into the merger agreement for inadequate consideration.  The Company intends to vigorously defend the action and believes the claim to be without merit.

Note 15.

Subsequent Events.

eDiets Merger Agreement

On October 31, 2012, we entered into a definitive Agreement and Plan of Merger with eDiets.com, Inc. The terms of the Agreement Plan of Merger provide that we will issue 19,077,252 shares of our common stock to the stockholders of eDiets.com, Inc. in exchange for 100% of the outstanding shares of that company.  The closing of the transaction is subject to a number of conditions precedent, including, but not limited to:

•

the satisfaction completion of due diligence on each company by the other company,

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•

the effectiveness of a registration statement on Form S-4 which we will file the Securities and Exchange Commission to register the shares of our common stock to be issued to the eDiets.com, Inc. stockholders, and

•

requisite approval of the transaction by the stockholders of eDiets.com, Inc.

We are conducting our due diligence process and our target closing date for the transaction, assuming the satisfaction of the conditions precedent to closing, is on or before March 31, 2013.  However, as a result of the number of conditions precedent to close, there are no assurances that this transaction will ultimately be consummated.

In connection with this transaction, on September 7, 2012 the Company loaned eDiets.com $500,000 under the terms of a Senior Promissory Note.  The Note bears interest at 12% per annum and matures ten business days following the earlier of the closing of the pending merger or December 31, 2012.

Private Placement of Units

Effective November 14, 2012 (the “November 2012 Offering”) the Company sold 61 Units consisting of 71,500 shares of our common stock and warrants to purchase 35,750 shares of Common Stock at an initial exercise price of $0.80 per share. Each Unit was sold at a price of $50,050 per Unit.  The Company sold and aggregate of 4,361,550 shares of common stock and 2,180,775 warrants and received gross proceeds of $3,053,085.  Such Amount excludes fees and expenses incurred in connection with the November 2012 Offering, including but not limited to fees payable to a registered broker dealer acting as placement agent.

The sale of the Units was a Qualified Financing and triggered the automatic conversion 12% Senior Secured Convertible Notes, which converted into an aggregate of 2,190,140 shares of common stock and warrants to purchase an aggregate of 1,095,070 shares of common stock, exercisable at $0.80 per share.  The warrants are exercisable for period of three years.  The terms of the Units also triggered a weighted average-ratchet anti-dilution adjustment on the outstanding 2012 Bridge Warrants.

The sale of the Units also triggered purchase price protection provisions (the “2011 SPA Purchase Price Protection”) provided under the terms of the Company’s securities purchase agreement, dated October 28, 2011 (the “October 2011 SPA”) and warrants issued in connection with the October 2011 SPA will be subject to full ratchet anti-dilution protection adjustment. As a result of the securities issued in the November 2012 Offering, the October 2011 SPA purchasers and warrant holders received an additional aggregate of 5,735,176 shares of Common Stock and warrants to purchase an additional 13,343,138 shares of Common Stock exercisable at $0.595 per share. These warrants include warrants issued to the Placement Agent in connection with its participation in the October 2011 SPA and related transactions.

Finally, the sale of Units triggered certain anti-dilution provisions under the Company’s asset acquisition agreement with Seen On TV LLC and the Company issued an aggregate of 190,068 shares of common stock to the members of Seen On TV LLC and their assignees.

The Company has agreed to advance up to $1,500,000 to eDiets from the net proceeds of the Units sold.  Such advances shall be made under terms substantially the same as the eDiets Note.

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

Company Overview

We are a direct response marketing company. We identify, advise in development and market consumer products. We employ three primary channels: direct response television (Infomercials), television shopping networks and retail outlets which may include brick and mortar, internet, catalog and print media.

We hold a wholly owned interest in TV Goods, Inc., a Florida corporation (“TVG”) and Tru Hair, Inc., a Florida corporation. Primarily all of our operations are conducted through TVG which was formed in October 2009. Due to the similar nature of the underlying business and the overlap of our operations, we view and manage these operations as one business, accordingly we do not report as segments.

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

A summary of the total costs of the assets both under the initial May 27, 2011, binding letter agreement and the June 28, 2012, Asset Purchase Agreement were as follows:

Cash at closing	$1,620,000
May 2011 common shares issued	500,000
June 2012 common shares issued	257,500
Fair value of modified May 2011 warrants(*)	168,320
Fair value of June 2012 warrants	235,756
Additional cash payments and commitments	57,640
$2,839,216

———————

(*) includes approximately $6,000 related to warrant modification.

On August 9, 2012, we entered into a letter of intent with eDiets.com, Inc. for the acquisition of that company in a stock for stock transaction. On October 31, 2012, we entered into a definitive Agreement and Plan of Merger with eDiets.com, Inc. The terms of the Agreement Plan of Merger provide that we will issue 19,077,252 shares of our common stock to the stockholders of eDiets.com, Inc. in exchange for 100% of the outstanding shares of that company.  The closing of the transaction is subject to a number of conditions precedent, including, but not limited to:

•

the satisfactory completion of due diligence on each company by the other company,

•

the effectiveness of a registration statement on Form S-4 which we will file with the Securities and Exchange Commission to register the shares of our common stock to be issued to the eDiets.com, Inc. stockholders, and

•

requisite approval of the transaction by the stockholders of eDiets.com, Inc.

We are conducting our due diligence process and our target closing date for the transaction, assuming the satisfaction of the conditions precedent to closing, is within the next 90 to 120 days.  However, as a result of the number of conditions precedent to close, investors should not place undue reliance on the execution of the letter of intent and there are no assurances that this transaction will ultimately be consummated.

In connection with this transaction, on September 7, 2012, the Company loaned eDiets.com $500,000 under the terms of a Senior Promissory Note.  The Note bears interest at 12% per annum and matures ten business days following the earlier of the closing of the pending merger or December 31, 2012.

Revenue Generation

We generate revenues primarily from three channels: direct response sales of consumer products, sale of consumer products through a “live-shop” TV venue and ownership and operation of the URL AsSeenOnTV.com which operates as a web based outlet for the Company and other direct response businesses. In addition, the Company generates limited revenue through the production of infomercials for third parties and direct response related speaking engagements.

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

Results of Operations for the Three Month and Six Month Periods Ended September 30, 2012 as Compared to the Three Months and Six Month Periods Ended September 30, 2011

A comparative summary of the source of our revenues generated for the periods presented is as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2012		2011		2012		2011

Product sales	$538,331	84%	$195,476	76%	$881,955	85%	$508,080	68%
Speaking engagement fees	9,643	2%	33,520	13%	23,750	2%	45,681	6%
Infomercial production income	2,250	—	15,000	6%	44,750	4%	130,104	18%
Royalty fees	87,500	14%	14,499	5%	87,500	9%	60,518	8
	$637,724	100%	$258,495	100%	$1,037,955	100%	$744,383	100%

As detailed above, for the three months and six months ended September 30, 2012, approximately 84% and 85% of our revenue, respectfully, was attributable to product sales of products for which we contracted marketing and distribution rights. While there can be no assurance, management believes that continuing to develop a marketing strategy based upon distributing developed products for which the Company has ownership or licensing rights, will ultimately prove a successful strategy. Due primarily to this increase in focus on product sales rather than infomercial productions for third parties, revenue increased 147% and 39% for the three month and six month periods ending September 30, 2012, over the comparable periods of the preceding year. The Company intends to continue to focus its efforts on the direct response marketing of identified products and shift its focus away from infomercial production.

The increase in royalty fees reflects minimum fees due the Company resulting from its acquisition of the AsSeenOnTV.com URL, completed in June 2012. While there can be no assurance, it is hoped that these royalty fees will increase in the future as web-related revenues for those utilizing our website increase.

Cost of Revenue

Cost of revenues for the three months ended September 30, 2012 totaled $549,480 or 86% of related revenues compared to 90% of revenues for the three months ended September 30, 2011. This reduction, while not significant, was due to a change in product mix between the periods to products which generally carry a higher margin.

Cost of revenues for the six months ended September 30, 2012, totaled $1,033,307 or 99% of related revenues compared to 92% for the comparable period of the preceding year. This decline in gross profit was also attributable to the product mix between periods. Often the test marketing of new products will indicate that a particular product is not well received through a direct response program and the project will be dropped. This industry wide practice can, and often does, result in the recognition of costs for a particular product in excess of related revenues.

Costs associated with product sales include the direct costs of purchasing the products marketed as well as fulfillment costs associated with the taking and shipment of orders, merchant discount fees and shipping and freight costs.

The Company does not manufacture any products in-house and relies on third-party suppliers, located primarily outside of the United States, for its inventory.  Accordingly, our cost of products acquired for sale could vary significantly if fuel and transportation costs were to increase in the future.

Operating Expenses

Operating expenses, consisting of selling and marketing expenses and general and administrative expenses, increased for both the three month and six month periods ended September 30, 2012, over the comparable periods of the preceding year.

The increase in selling and marketing expense is directly attributable to the increase in product sales between the periods. General and administrative expenses increased during our second quarter of the current year to $974,164 over the second quarter of the previous year which totaled $886,086. The principal component of this increase was salaries and salary related expenses as the Company has increased its in-house marketing staff to promote and accommodate a 147% increase in revenues between the periods.

General and administrative expenses increased during the first six months of our fiscal year to $2,265,934 from $1,800,530 for the same period of the prior year, a 25% increase between the periods. As with the quarter-over-quarter increase, the largest single component was salaries and related expenses which increased approximately $200,000 between the periods, representing 43% of the total overall increase. Stock based compensation related to employee stock options remained relatively constant increasing to $135,108 from $123,426 for the prior year. Also included in the increase was insurance related expenses which totaled $89,082 during the current year compared to $28,900 for the six month period ending September 30, 2011. This increase totaling approximately $60,000 was due primarily to the Company’s implementation of an employee health insurance program and the increase in the general level of sales activity and requisite increase in the level of inventory related coverage.

General and administrative expenses declined as a percentage of revenue for both the three month and six month periods ending September 30, 2012, compared to the prior year periods as a result of the increase in sales not requiring a corresponding increase in related support and administrative expenditures. While there can be no assurance, we expect this trend to continue as the Company’s revenues increase in the future.

Other Income and Expenses

Other income for the quarter and six month periods ending September 30, 2012, totaled $13,972,492 and $4,646,193, respectively, compared to expense recognized of $11,237,772 and $10,702,382 for the comparable periods of the preceding year. The largest single component contributing to all these amounts was the income or expense recognized on the periodic revaluation of the fair value of financing related warrants outstanding at the end of each period that, based on their provisions, are carried as liabilities on the Company’s records. For the three month and six month periods ending September 30, 2012, we recognized income on periodic warrant revaluations of $14,758,437 and $5,429,786, respectively. These income amounts compare to expense recognized for comparable periods of the preceding year of $6,089,324 and $5,565,771, respectively. These periodic revaluations can, and most likely will, continue to result in significant, non cash, income or expense being recognized at the end of any given period depending on fluctuations in the market value of our stock on each reameasurement date.

Other income and expense for the three months and six months ended September 30, 2011, included a loss of extinguishment of debt of $2,950,513 and income of $61,677 and $209,351, respectively, which did not occur in the comparable periods of the current year.

Interest expense for all periods presented represents the accretion to interest expense of debt discounts and debt issuance costs associated with debt financings of the Company. Interest expense recognized for the three months and six months ended September 30, 2012, is primarily attributable to our $1,275,000 12% senior secured convertible note transaction which closed in September 2012. Interest expense recognized in the comparable periods in the prior year represented accretion attributable to a $750,000 convertible debenture issued in April 2011 and a $1,800,000 12% convertible debenture issued in August 2011. We anticipate recognizing the balance of unaccredited debt discount and debt issuance costs associated with our September 2012 financing, totaling approximately $778,000, in our upcoming third fiscal quarter.

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $992,000 in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through September 30, 2012 and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.  At September 30, 2012, we had an accumulated deficit of approximately $15,084,000.  The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the frequency and success of new and existing products.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes the Company has sufficient cash resources to sustain operations through at least November 2013.

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

Net cash used in operating activities for the six months ending September 30, 2012 totaled $2,781,278. This use of cash was due in large part to increases in inventories and inventory related advances totaling $1,882,026. In addition, the Company increased prepaid expenses by $341,277. These uses of cash are directly related to increased sales levels and anticipated seasonal sales orders, particularly advance inventory orders for the Company’s heater program, anticipated to launch in our third fiscal quarter.

Cash used in investing activities during the six months ending September 30, 2012 totaled $2,069,450 and included a $500,000 loan in the form of a note receivable from eDiets.com, Inc. made in connection with a pending merger transaction and $1,565,525 paid in connection with our intangible asset purchase of AsSeenOnTV.com in June 2012. Both expenditures are related to transactions the Company views as strategic; the AsSeenOnTV URL providing a royalty stream and the pending eDiet transaction offering a potential significant increase in revenues as well as diversification within the direct response markets.

On November 14, 2012 the Company sold 61 Units consisting of 71,500 shares of our common stock and warrants to purchase 35,750 shares of Common Stock at an initial exercise price of $0.80 per share. Each Unit was sold at a price of $50,050 per Unit.  The Company sold and aggregate of 4,361,550 shares of common stock and 2,180,775 warrants and received gross proceeds of $3,053,085.  Gross proceeds from the offering include fees to a registered broker dealer acting as placement agent.

The sale of the Units was a Qualified Financing and triggered the automatic conversion of the 12% Senior Secured Convertible Notes, which converted into an aggregate of 2,190,140 shares of common stock and warrants to purchase an aggregate of 1,095,070 shares of common stock, exercisable at $0.80 per share.  The warrants are exercisable for period of three years.  The terms of the Units also triggered a weighted average-ratchet anti-dilution adjustment on the outstanding 2012 Bridge Warrants.

The Company has agreed to advance up to $1,500,000 to eDiets from the net proceeds of the Units sold. Such advances shall be made under terms substantially the same as the eDiets note.

During September 2012 we completed a private placement of 12% Senior Secured Convertible Notes (the “Notes”) in the aggregate principal amount of $1,275,000. The Notes were issued to 11 accredited investors and bear interest at a rate of 12% per annum and are payable on the “Maturity Date” defined below. Principal and accrued interest on the Notes will automatically convert into equity securities identical to those sold to investors in the Company’s next offering (the “Next Round Equity Securities”) of at least $3 million of gross proceeds of equity or equity linked securities (excluding the principal amount under the Notes) that is consummated during the term of the Notes (a “Qualified Financing”) at a conversion price equal to 85% of the Next Round Equity Securities (the “Conversion Price”). The Notes are due and payable on March 20, 2013 (the “Maturity Date”). In the event a Qualified Financing is not consummated on or before the Maturity Date, the entire principal amount of the Notes, along with all accrued interest thereon, shall, at the option of the holder, be convertible into the Company’s Common Stock at a conversion price equal to  the average daily volume weighted average price (“VWAP”) of the Common Stock for the 10 trading days immediately preceding the Maturity Date on the trading market on which the Common Stock is then listed or quoted at a 20% discount.

The indebtedness evidenced by the Notes is senior to, and have priority in right of payment over, all indebtedness of Company now outstanding. Each Investor also received a Warrant exercisable for a period of three years to purchase a number of shares of the Company’s Common Stock equal to the quotient obtained by dividing 50% of the principal amount of the Note held by the holder by the conversion price of the Note. Notwithstanding the foregoing, if a Qualified Financing does not occur on or before the Maturity Date of the Note, then the number of Warrant Shares shall be equal to the quotient obtained by dividing 50% of the principal amount of the Note held by the holder by the average VWAP of the Common Stock measured for the 10 day period immediately preceding the Maturity Date of the Notes. The initial exercise price of the Warrants is $0.80 per share, subject to adjustment. Furthermore, the Warrants contain certain cashless exercise rights if after the 6 month anniversary of the initial exercise date of each Warrant there is no effective registration statement registering for the resale of the shares underlying the Warrants.  The Warrants also provide for weighted average ratchet anti-dilution protection.

In connection with the issuance of the Notes, Company engaged a registered broker dealer, to act as the Company’s exclusive agent for the offering and paid a cash placement fee equal to 10% of the aggregate gross proceeds from the sale of Notes sold to investors. As additional compensation, the Company issued to the placement agent, for nominal consideration, common stock purchase warrants equal to 10% of the number of shares of Common Stock issuable upon conversion of the Notes at an exercise price equal to $0.80 per share. The warrants provide the holder thereof with immediate cashless exercise rights and “weighted average” price protection right consistent with the terms of the Warrants and are exercisable for three years.

We received net proceeds of approximately $1,117,825 after payment of an aggregate of $127,500 of commissions and expense allowance to National, and approximately $29,675 of other offering and related costs in connection with the private placement.

In connection with this transaction, the Company recognized a total debt discount of $1,249,793, comprised of a recognized beneficial conversion feature of $533,032 and the fair value of detachable warrants totaling $458,825.  As the notes will automatically convert into a planned Qualified Financing, the discount is being accreted to interest expense over a two month period.  Accordingly, we recognized $625,000 in related interest as of September 30, 2012.

In addition, in connection with our $1,275,000 funding, we recognized $305,412 in related debt issuance costs.  As the notes will automatically convert into a planned Qualified financing, the costs are being accreted to interest expense over a two month period. We recognized $152,000 in related interest expense as of September 30, 2012.

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

In April 2011, we consummated the issuance and sale of $750,000 in aggregate principal amount of convertible debentures.  The Company paid $90,000, plus warrants with a fair value of approximately $284,000, in issuance costs related to these debentures.  The convertible debentures have no stated interest rate.  The debentures were convertible at $4.00 per share, subject to adjustment, and matured on December 1, 2011, unless earlier exchanged or converted. On October 28, 2011 the note holders converted their investment into our October 2011 $12,500,000 financing, receiving 1,171,875 shares of common stock and warrants to purchase 1,171,875 shares of common stock exercisable at $1.00 per share.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on September 30, 2012:

Operating Leases
Year 1	$96,626
Year 2	99,525
Year 3	25,064
Year 4	—
Year 5	—
$221,215

Base rent expense recognized by the Company, all attributable to its headquarters facility, totaled $24,342 and $48,684 for the three month and six month periods ending September 30, 2012, respectively and $31,386 and $62,722 for the three month and six month periods ending September 30, 2011, respectively.

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

Subsequent Events

See footnote 15 to the notes to the Unaudited Condensed Consolidated Financial Statements included in this report.

Off Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 4 to the Condensed Consolidated Financial Statements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms a (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.–OTHER FINANCIAL INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On August 9, 2012 the Company entered into a letter of intent with eDiets.com, Inc. for the acquisition of that company in a stock for stock transaction. On October 31, 2012, we entered into a definitive Agreement and Plan of Merger with eDiets.com, Inc. The terms of the Agreement Plan of Merger provide that we will issue 19,077,252 shares of our common stock to the stockholders of eDiets.com, Inc. in exchange for 100% of the outstanding shares of that company.  The closing of the transaction is subject to a number of conditions precedent.  In connection with the proposed merger, on September 10, 2012, the Company received notice of a complaint filed by a shareholder of eDiets in Broward County, Florida against eDiets, members of the board of directors of eDiets and the Company, alleging that eDiets breached its fiduciary duty to its shareholders by entering into the merger agreement for inadequate consideration.  The Company intends to vigorously defend the action and believes the claim to be without merit.

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have sold no other securities without registration under the Securities Act of 1933, as amended..

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger effective May 28, 2010 (1)
2.2	Agreement and Plan of Merger dated 31, 2012 (17)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation dated April 18, 2008 (2)
3.3	Amendment to Articles of Incorporation dated August 5, 2010 (increase in authorized common stock) (16)
3.4	Amendment to Articles of Incorporation effective October 28, 2011 (name change and reverse split) (11)
3.5	Bylaws (2)
4.1	Form of Series A, B and C Warrant 2010 (1)
4.2	Form of Placement Agent Warrant 2010 (1)
4.3	Convertible Promissory Note issued to Steven Rogai (1)

4.4		Form of Series A-1, B-1 and C-1 Warrant (14)
4.5		Convertible Debenture dated April 8, 2011(5)
4.5.1		Amendment to Convertible Debenture dated April 8, 2011 (10)
4.6		Form of Convertible Debenture issued August 29, 2011 (10)
4.7		Form of Warrant issued August 29, 2011 (10)
4.8		Form of Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
4.9		Form of Placement Agent Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
4.10		Form of Common Stock Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
4.11		Form of 12% Senior Secured Convertible Note (16)
4.12		Form of Warrant (16)
4.13		Form of Placement Agent Warrant (16)
10.1.1		Services Agreement with Kevin Harrington (8)
10.1.2		Employment Agreement with Steve Rogai (8)
10.1.3		Employment Agreement with Dennis Healey (8)
10.1.4		Form of Independent Director Agreement (8)
10.1.5		Form of Lock Up Agreement (8)
10.2		Executive Equity Incentive Plan (3)
10.3		Non Executive Equity Incentive Plan (3)
10.5		Form of 2010 Private Placement Subscription Agreement (14)
10.6		Form of October 2010 Private Placement Subscription Agreement (14)
10.6		Infomercial Production and Brand License Agreement (7)
10.8		Securities Purchase Agreement dated April 11, 2011 (5)
10.9		Securities Purchase Agreement dated May 27, 2011 (6)
10.10		Severance, Consulting and Release Agreement dated March 23, 2011 (14)
10.11		Securities Purchase Agreement effective August 29, 2011 (10)
10.12		Notice, Consent, Amendment and Waiver Agreement between the Company and a majority of the Purchasers under the Securities Purchase Agreement dated May 27, 2011, effective August 29, 2011 (10)
10.13		Securities Purchase Agreement dated October 28, 2011 (11)
10.14		Binding Letter Agreement dated May 27, 2011 (12)
10.15		Stratcon Partners, LLC Agreement dated December 6, 2011 (13)
10.16		Purchasing and Marketing Agreement with Presser Direct(14)
10.17		Securities Purchase Agreement dated September 7, 2012 (16)
10.18		Security Agreement dated September 7, 2012 (16)
10.19		Convertible Note dated September 6, 2012, payable to As Seen On TV, Inc. (15)
21.1		List of subsidiaries of the Company (14)
31.1		Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1		Certification Pursuant to Section 1350 (Provided herewith)
32.2		Certification Pursuant to Section 1350 (Provided herewith)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

* These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

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

(13)

Incorporated by reference to Form 8-K dated December 6, 2011 filed on December 12, 2011.

(14)

Incorporated by reference to Form S-1 Registration Statement (333-170778).

(15)

Previously filed on Form 8-K Current Report filed on September 13, 2012.

(16)

Previously filed on Form 8-K filed on September 25, 2012

(17)

Previously filed on Form 8-K filed on November 1, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012

As Seen On TV, Inc.

/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer

/s/ DENNIS W. HEALEY
Dennis W. Healey
Chief Financial Officer
(Principal Financial Officer)