Form 10-Q/A
period 2012-09-30
As Seen On TV, Inc.
filed 2013-02-19
CIK 1432967

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

EXPLANATORY PARAGRAPH

As Seen On TV, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed on November 14, 2012, to correct the accounting treatment previously accorded to certain transactions and to restate our condensed consolidated balance sheet at September 30, 2012, our condensed consolidated statements of operations for the three and six month periods ending September 30, 2012, our condensed consolidated statement of stockholders’ equity/(deficit) for the six month period ended September 30, 2012, and condensed consolidated statement of cash flows for the six month period ended September 30, 2012.

Our Form 10-Q as filed on November 14, 2012, was restated to correct for a series of common stock purchase warrants that ceased to be recognized as a liability of the Company on August 29, 2012 due to the expiration of a down round anti-dilution provision, with no further requirement to record related changes in fair value in earnings subsequent to August 29, 2012.

Additional information on the effect of the correction in our financial statements as a result of this restatement are contained in Note 2 – Restatement of Financial Statements appearing elsewhere in the report.

As a result of these restatements to our financial statements for the three months and six months ended September 30, 2012, we are filing this Amendment No. 1 to our Form 10-Q for the periods ending September 30, 2012, to reflect the changes to our financial statements necessitated by these restatements.

The items in this Form 10-Q/A (Amendment No. 1) which are amended and restated as a result of the foregoing are:

Part I.

Financial Information

•

Item 1. Financial Statements, including consolidated balance sheets, consolidated statement of operations, consolidated statement of stockholders’ equity, consolidated statement of cash flows and Notes to Consolidated Condensed Financial Statements,

•

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•

Item 4. Controls and Procedures.

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. The remaining items in this Form 10-Q/A (Amendment No. 1) consist of all other items originally contained in our Form 10-Q for the period ended September 30, 2012. This filing supersedes in its entirety our original Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012.

As Seen On TV, Inc. and Subsidiaries

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) (restated) and

March 31, 2012

1

Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ending September 30, 2012 (restated) and September 30, 2011

2

Condensed Consolidated Statement of Stockholders' Equity/(Deficiency) (Unaudited) (restated) for the period April 1, 2012 to September 30, 2012

3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ending September 30, 2012 (restated) and September 30, 2011  4

Notes to Condensed Consolidated Financial Statements (Unaudited) (restated)

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

28

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

36

Item 4.

Controls And Procedures

36

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

37

Item 1A.

Risk Factors

37

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

37

Item 3.

Defaults Upon Senior Securities

37

Item 4.

Mine Safety Disclosure

37

Item 5.

Other Information

37

Item 6.

Exhibits

37

Signatures

40

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(Unaudited) (restated)
ASSETS
Current Assets:
Cash and cash equivalents	$991,645	$4,683,186
Accounts receivable, net	736,775	2,055,162
Advances on inventory purchases	667,090	304,702
Inventories	3,080,952	1,561,314
Note receivable	500,000	—
Debt issuance costs, net	153,412	—
Prepaid expenses and other current assets	603,440	262,163
Total current assets	6,733,314	8,866,527

Certificate of deposit – non current	50,298	50,000
Property, plant and equipment, net	118,188	140,000
Intangible assets	2,839,216	—
Deposit on asset acquisition	—	729,450
Other non-current assets	2,185	—
Total Assets	$9,743,201	$9,785,977

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$859,100	$433,591
Deferred revenue	3,750	33,750
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	430,281	601,695
Notes payable – current portion	710,306	28,737
Warrant liability	15,587,985	25,797,615
Total current liabilities	17,747,422	27,051,388

Other liabilities – non current	40,000	—

Total liabilities	17,787,422	27,051,388

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 shares authorized and 32,370,784 and 31,970,784 issued and outstanding at September 30, 2012 and March 31, 2012, respectively.	3,237	3,197
Additional paid-in capital	7,782,453	—
Accumulated deficit	(15,829,911)	(17,268,608)
Total stockholders' equity (deficiency)	(8,044,221)	(17,265,411)

Total liabilities and stockholders' equity (deficiency)	$9,743,201	$9,785,977

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(restated)		(restated)
Revenues	$637,724	$258,495	$1,037,955	$744,383
Cost of revenues	549,480	233,712	1,033,307	687,941
Gross profit	88,244	24,783	4,648	56,442

Operating expenses:
Selling and marketing expenses	155,547	—	199,860	—
General and administrative expenses	974,164	886,086	2,265,934	1,800,530
Loss from operations	(1,041,467)	(861,303)	(2,461,146)	(1,744,088)

Other (income) expense:
Warrant revaluation	(14,012,087)	6,089,324	(4,683,436)	5,565,771
Loss of extinguishment of debt	—	2,950,513	—	2,950,513
Revaluation of derivative liability	—	(61,677)	—	(209,351)
Other income	(572)	(1,199)	(3,634)	(1,426)
Interest expense	786,517	2,257,603	787,227	2,374,674
Interest expense - related party	—	3,208	—	22,201
	(13,226,142)	11,237,772	(3,899,843)	10,702,382

Income (loss) before income taxes	12,184,675	(12,099,075)	1,438,697	(12,446,470)

Provision for income taxes	—	—	—	—

Net income (loss)	$12,184,675	$(12,099,075)	$1,438,697	$(12,446,470)

Income /(loss) per common share
Basic	$0.38	$(1.02)	$0.04	$(1.08)
Diluted	$0.33	$(1.02)	$0.02	$(1.08)

Weighted-average number of common shares outstanding:
Basic	32,370,784	11,919,771	32,191,549	11,495,820
Diluted	34,873,579	11,919,771	34,491,919	11,495,820

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED) (RESTATED)

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2012	31,970,784	$3,197	$—	$(17,268,608)	$(17,265,411)

Share based compensation			135,108		135,108

Common shares issued for services	150,000	15	229,982		229,997

Warrants issued for services			(1,331)		(1,331)

Common shares issued for asset acquisition	250,000	25	257,475		257,500

Warrants issued for asset acquisition, including warrant modification			241,880		241,880

Reclassification of warrant liability			6,386,307		6,386,307

Beneficial conversion feature on notes payable			533,032		533,032

Net income				1,438,697	1,438,697

Balance September 30, 2012	32,720,784	$3,237	$7,782,453	$(15,829,911)	$(8,044,221)

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2012	2011
	(restated)
Cash flows from operating activities:
Net income (loss)	$1,438,697	$(12,446,470)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	25,439	21,322
Accretion of discount on convertible debt	625,000	1,093,650
Amortization of deferred financing costs	152,000	1,261,121
Warrants issued for services	(1,331)	95,292
Share-based compensation	135,108	123,426
Interest accretion in related party note payable	—	15,781
Shares issued for consulting services	229,997	184,000
Change in fair value of warrants	(4,683,436)	5,565,771
Change in derivative liability	—	(209,351)
Loss on extinguishment of debt	—	2,950,513
Changes in operating assets and liabilities:
Accounts receivable	1,318,387	(51,959)
Advances on inventory purchases	(362,388)	(766,182)
Inventories	(1,519,638)	(269,967)
Prepaid expenses and other current assets	(341,277)	(87,424)
Other non-current assets	(2,185)	—
Accounts payable	425,509	(153,508)
Deferred revenue	(30,000)	(46,152)
Accrued expenses and other current liabilities	(191,160)	69,658
Net cash used in operating activities	(2,781,278)	(2,650,479)

Cash flows from investing activities:
Deposit on asset acquisition	—	(40,000)
Increase in note receivable	(500,000)	—
Certificate of deposit – non current	(298)	—
Purchase of intangible assets	(1,565,525)	—
Additions to property, plant and equipment	(3,627)	(49,150)
Net cash used in investing activities	(2,069,450)	(89,150)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	1,275,000	2,550,000
Costs associated with convertible debt	(157,175)	(342,586)
Proceeds of notes payable	109,699	29,180
Repayment of notes payable	(68,337)	(9,714)
Deferred offering costs	—	(7,500)
Proceeds from private placements of common stock	—	1,170,000
Costs associated with private placement of common stock	—	(192,400)
Net cash provided by financing activities	1,159,187	3,196,980

Net increase (decrease) in cash and cash equivalents	(3,691,541)	457,351
Cash and cash equivalents - beginning of period	4,683,186	35,502
Cash and cash equivalents - end of period	$991,645	$492,853

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2012	2011
	(restated)
Supplemental disclosures of cash flow information
Interest paid in cash	$1,219	$3,314
Taxes paid in cash	$—	$—
Non Cash Investing and Financing Activities
Common shares issued towards asset acquisition	$257,500	$500,000
Warrants issued with debt	$860,112	$3,606,399
Cashless exercise of placement agent warrants	$—	$3,594,435
Deferred offering costs	$—	$63,500
Beneficial conversion feature on note payable	533,032	$243,711
Settlement of derivative liabilities	—	$13,323
Warrant issued for asset acquisition	$241,880	$—
Liability recorded for asset acquisition	$50,000	$—
Insurance premiums financed through notes payable	$99,699	$38,875
Reclassification of warrant liability to equity	$6,386,307	$—

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

Note 2.

Restatement of Financial Statements

The September 30, 2012, financial statements included in our Form 10-Q filed on November 14, 2012, were restated to correct for a series of common stock purchase warrants that ceased to be recognized as a liability of the Company on August 29, 2012 due to the expiration of a down round anti-dilution provision, with no further requirement to record related changes in fair value in earnings subsequent to August 29, 2012.

Accordingly, our condensed consolidated balance sheet at September 30, 2012, which is included in this report, has been restated to properly record these items. The effect on the restatement of our condensed consolidated balance sheet at September 30, 2012, our condensed consolidated statements of operations for the three months and six months ended September 30, 2012, and condensed consolidated statements of cash flows for the six months ended September 30, 2023, was as follows:

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Balance Sheet Data

	September 30, 2012
		Adjustment
	As Filed	to Restate	Restated
Current Liabilities:
Accounts payable	$859,100	—	$859,100
Deferred revenue	3,750	—	3,750
Accrued registration rights penalty	156,000	—	156,000
Accrued expenses and other current liabilities	430,281	—	430,281
Notes Payable - current portion	710,306	—	710,306
Warrant liability	21,227,942	(5,639,957)	15,587,985
Total current liabilities	23,387,379	(5,639,957)	17,747,422
Other liabilities - non current	40,000	—	40,000
Total liabilities	23,427,379	(5,639,957)	17,787,422
Stockholders' equity (deficiency):
Preferred stock, $.0001 par value	—	—	—
Common stock, $.0001 par value	3,237	—	3,237
Additional paid-in capital	1,396,146	6,386,307	7,782,453
Accumulated deficit	(15,083,561)	(746,350)	(15,829,911)
Total stockholders' equity (deficiency)	(13,684,178)	5,639,957	(8,044,221)
Total liabilities and stockholders' equity (deficiency)	$9,743,201	$—	$9,743,201

Statement of Operations Data

	Three months Ended September 30, 2012
	As Filed	Adjustment to Restate	Restated
Other (income) expense:
Warrant revaluation	$(14,758,437)	$746,350	$(14,012,087)
Loss on extinguishment of debt	—	—	—
Revaluation of derivative liability	—	—	—
Other income	(572)	—	(572)
Interest expenses	786,517	—	786,517
Interest expense - related party	—	—	—
	(13,972,492)	746,350	(13,226,142)
Income (loss) before income taxes	12,931,025	(746,350)	12,184,675
Provision for income taxes	—	—	—
Net income (loss)	$12,931,025	$—	$12,184,675
Income / (loss) per common share:
Basic	$0.40	$(0.02)	$0.38
Diluted	$0.37	$(0.04)	$0.33

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statement of Operations Data

	Six months Ended September 30, 2012
	As Filed	Adjustment to Restate	Restated
Other (income) expense:
Warrant revaluation	$(5,429,786)	$746,350	$(4,683,436)
Loss on extinguishment of debt	—	—	—
Revaluation of derivative liability	—	—	—
Other income	(3,634)	—	(3,634)
Interest expenses	787,227	—	787,227
Interest expense - related party	—	—	—
	(4,646,193)	746,350	(3,899,843)
Income (loss) before income taxes	2,185,047	(746,350)	1,438,697
Provision for income taxes	—	—	—
Net income (loss)	$2,185,047	$—	$1,438,697
Income / (loss) per common share:
Basic	$0.07	$(0.03)	$0.04
Diluted	$0.06	$(0.04)	$0.02

Statement of Cash Flows Data

	Six months Ended September 30, 2012
	As Filed	Adjustment to Restate	Restated
Cash Flows from operating activities:
Net income (loss)	$2,185,047	$(746,350)	$1,438,697
Change in fair value of warrants	(5,429,786)	746,350	(4,683,436)
Net cash used in operating activities	$(2,781,278)	$—	$(2,781,278)

Note 3.

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

Note 4.

Liquidity

As of September 30, 2012, we had approximately $992,000 in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through September 30, 2012 and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.  At September 30, 2012, we had an accumulated deficit of approximately $15,830,000.  The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the frequency and success of new and existing products.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes the Company has sufficient cash resources (including the September 2012 Bridge Note (Note 11) and the November 2012 Private Placement (Note 15) to sustain operations through at least November 2013.

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

Note 5.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net Income (loss)	$12,184,675	$(12,099,075)	$1,438,697	$(12,446,470)
Adjustments to net income	(769,197)	—	(769,197)	—
Adjusted net income (loss)	11,415,478	(12,099,075)	669,500	(12,446,470)

Weighted-average number of common shares outstanding	32,370,784	11,919,771	32,191,549	11,495,820

Incremental shares from the assumed Exercise of dilutive securities:
Stock options	—	—	—	—
Convertible Note	559,006	—	281,030	—
Dilutive warrants	1,943,789	—	2,019,340	—
	34,873,579	11,919,771	34,491,919	11,495,820
Net earnings (loss) per share:
Basic	$0.38	$(1.02)	$0.04	$(1.08)
Diluted:	$0.33	$(1.02)	$0.02	$(1.08)

Assuming the conversion of the convertible notes occurred at the beginning of the quarter, or upon issuance if later, the adjustments to net income include the amortization of all debt discounts and deferred financing costs, offset by the addition of interest expense.

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

The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with various offerings were accounted for as derivatives. Additionally, the Company determined that the conversion feature on the convertible debentures issued in August 2011 and May 2011 qualifies for derivative accounting. See Note 10, Warrant Liabilities.

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

Note 6.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 28, 2012, the Company finalized the asset purchase agreement with Seen on TV, LLC agreeing to (i) pay an additional $1,560,000 in cash, (ii) issue an additional 250,000 shares of restricted stock, (iii) issue 250,000 common stock purchase warrants, exercisable at $0.64 per share exercisable for three years from issuance, (iv) modifying the exercise price of the 50,000 common stock purchase warrants issued in May 2011 from $7.00 per share to $1.00 per share and extending their term, and (v) making five annual payments of $10,000 per year to a charitable organization designated by Seen on TV. This obligation was recorded with the current component of $10,000 being reported with accrued expenses and $40,000, the non-current portion, being reported as other liabilities – long-term. The Company agreed that so long as the seller owns at least 250,000 common shares received under the purchase agreement, if we were to issue additional shares of common stock, the seller will be entitled to receive  additional shares sufficient to maintain their proportional ownership in the Company.  The Company will be required to issue additional shares under this agreement as result of the November 2012 Private Placement (Note 16).

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

Note 7.

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

Note 8.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	March 31,
	2012	2012

Accrued compensation	$77,155	$63,115
Accrued warranty	79,240	90,000
Accrued sales returns	209,858	275,000
Accrued professional fees	43,300	164,999
Accrued rents	2,151	—
Accrued other	18,577	8,581
	$430,281	$601,695

Note 9.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Each investor also received a Bridge Warrant exercisable for a period of three years from the Closing Date to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing the principal amount of the Debenture by the Conversion Price at an exercise price equal to $2.00, subject to adjustment. If a Qualified Financing did not occur on or before the Maturity Date, then each Warrant would have been exercisable for that number of shares of common stock equal to the principal amount of the Debenture purchased divided by $0.90. Under the terms of the Bridge Warrant, the investor received cashless exercise rights in the event the underlying shares of common stock are not registered at the time of exercise. The Bridge Debentures and Bridge Warrants also provided for full-ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the Exercise Price of the Warrants, except in connection with the following issuances of the Company's common stock, or securities convertible into common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) securities issuable upon the exchange or exercise of the Bridge Debenture or Bridge Warrants, (iii) securities issued pursuant to acquisitions or strategic transactions, or (iv) securities issued to the Placement Agent. See Note 10 for additional information about the Bridge Warrants.

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

Note 10.

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

The Company recognized an initial warrant liability for the warrants issued in connection with our $1,800,000 12% convertible debenture of $1,556,289 which was recorded as a debt discount. The initial warrant liability recognized on the related placement agent warrants totaled $1,522,784 which was recorded as debt issuance costs. The repricing “down round” provision expired on these warrants on August 29, 2012. Accordingly, the Company reclassified the fair value on the expiration date of $6,386,307 to equity and these warrants ceased to be revalued. Due to the fluctuation in the market value of our common stock from March 31, 2012 through  August 29, 2012, we recognized $1,094,518 in warrant revaluation  expense.

We recognized an initial warrant liability valuation on the series of warrants issued in connection with of $12,500,000 Unit Offering of $27,647,424. On October 28, 2011, at the initial closing of $12,155,000 of the 2011 Unit Offering, the closing price of our common stock as reported on OTC Markets was $1.25. On November 17, 2011, at the final closing of $345,000 of the 2011 Unit Offering, the closing price of our common stock as reported on OTC Markets was $0.90. On September 30, 2012, the closing price of our common stock as reported on OTC Markets was $0.70. Due to the fluctuations in the market value of our common stock from March 31, 2012 through September 30, 2012, we recognized $3,519,001 in warrant revaluation income.

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

The assumptions used in connection with the valuation of warrants issued were as follows:

	September 30, 2012	August 29, 2012	March 31, 2012
Number of shares underlying the warrants	24,211,026	9,954,939	32,880,252
Exercise price	$0.64-$1.00	$0.64	$0.64-$1.00
Volatility	181%	188%	211%
Risk-free interest rate	0.23%-0.33%	0.23%	1.04%
Expected dividend yield	0.00%	0.00%	0.00%
Expected warrant life (years)	2.00 – 4.33	2.00	2.24 – 4.33

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

		Fair Value				Fair Value
		at		Reclass-	Decrease	at
	Number of	March 31,	Initial	ification	in	September 30,
Description	Warrants	2012	Measurement	to Equity	Fair Value	2012

Bridge Warrant	8,789,064	$6,604,706	$—	$(5,638,372)	$(966,334)	$—

Bridge Warrant Placement Agent	1,165,875	876,119	—	(747,935)	(128,184)	—

Unit Offering	19,800,313	15,816,980	—		(3,042, 278)	12,774, 702

Unit Offering Placement Agent	3,125,000	2,499,810	—		(476,723)	2,023,088

2012 Bridge Warrant	1,071,428	—	716,760		(58,264)	658,496

2012 Bridge Placement Agent Warrant	214,285	—	143,352		(11,653)	131,699
	34,165,965	$25,797,615	$860,112	$(6,386,307)	$(4,683,436)	$15,587,985

Note 11.

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

Note 12.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with this transaction, the Company recognized a total debt discount of $1,249,792, comprised of a recognized beneficial conversion feature of $533,032 and the fair value of detachable warrants totaling $716,760. Such amounts were determined based on the price per share of the November 2012 Offering (qualified financing). See Note 16. As the notes will automatically convert into the November 2012 Offering, the discount is being accreted to interest expense over a two month period.  Accordingly, we recognized $625,000 in related interest as of September 30, 2012.

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

Note 16.

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

A comparative summary of the source of our revenues generated for the periods presented is as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2012		2011		2012		2011

Product sales	$538,331	84%	$195,476	76%	$881,955	85%	$508,080	68%
Speaking engagement fees	9,643	2%	33,520	13%	23,750	2%	45,681	6%
Infomercial production income	2,250	—	15,000	6%	44,750	4%	130,104	18%
Royalty fees	87,500	14%	14,499	5%	87,500	9%	60,518	8%
	$637,724	100%	$258,495	100%	$1,037,955	100%	$744,383	100%

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

Other Income and Expenses

Other income for the quarter and six month periods ending September 30, 2012, totaled $13,226,142 and $3,899,843, respectively, compared to expense recognized of $11,237,772 and $10,702,382 for the comparable periods of the preceding year. The largest single component contributing to all these amounts was the income or expense recognized on the periodic revaluation of the fair value of financing related warrants outstanding at the end of each period that, based on their provisions, are carried as liabilities on the Company’s records. For the three month and six month periods ending September 30, 2012, we recognized income on periodic warrant revaluations of $14,012,087 and $4,683,436, respectively. These income amounts compare to expense recognized for comparable periods of the preceding year of $6,089,324 and $5,565,771, respectively. These periodic revaluations can, and most likely will, continue to result in significant, non cash, income or expense being recognized at the end of any given period depending on fluctuations in the market value of our stock on each reameasurement date.

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

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $992,000 in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through September 30, 2012 and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.  At September 30, 2012, we had an accumulated deficit of approximately $15,830,000.  The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the frequency and success of new and existing products.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes the Company has sufficient cash resources to sustain operations through at least November 2013.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management initially carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer who serve as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on this initial evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms a (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Subsequent to the date of this initial evaluation, and as described in Note 2 to this report, our management determined an error existed in our unaudited financial statements at September 30, 2012 and for the three and six months then ended which caused us to restate our financial statements for those periods.  This error resulted from a failure to identify and account for the expiration of the down round anti-dilution provision used in determining the amount of a warrant liability.  As a result of this error, our management, including our Chief Executive Officer and Chief Financial Officer, have subsequently concluded that our disclosure controls and procedures were not effective at September 30, 2012 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms a (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Following the discovery of this accounting error we have added additional procedures which we believe will remediate this weakness in our disclosure controls and procedures in future periods.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have sold no other securities without registration under the Securities Act of 1933, as amended.

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

Date: February 19, 2013

As Seen On TV, Inc.

/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer

/s/ DENNIS W. HEALEY
Dennis W. Healey
Chief Financial Officer
(Principal Financial Officer)