Form 10-Q
period 2012-12-31
As Seen On TV, Inc.
filed 2013-02-19
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2012
Or

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of February 19, 2013
Common Stock, $0.0001 Par Value Per Share			51,216,142

As Seen On TV, Inc. and Subsidiaries

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Condensed Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and

March 31, 2012

1

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month periods ending December 31, 2012 and December 31, 2011

2

Condensed Consolidated Statement of Stockholders' Equity/(Deficiency) (Unaudited) for

the period April 1, 2012 to December 31, 2012

3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ending December 31, 2012 and December 31, 2011

4

Notes to Condensed Consolidated Financial Statements (Unaudited)

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

29

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

37

Item 4.

Controls And Procedures

38

PART II. OTHER FINANCIAL INFORMATION

Item 1.

Legal Proceedings.

39

Item 1A.

Risk Factors

39

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

39

Item 3.

Defaults Upon Senior Securities

39

Item 4.

Mine Safety Disclosure

39

Item 5.

Other Information

39

Item 6.

Exhibits

39

Signatures

42

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,162,068	$4,683,186
Accounts receivable, net	3,434,267	2,055,162
Interest Receivable	35,500	—
Advances on inventory purchases	336,322	304,702
Inventories	2,444,449	1,561,314
Note receivable	2,000,000	—
Prepaid expenses and other current assets	669,898	262,163
Total current assets	13,082,504	8,866,527

Certificate of deposit – non current	50,382	50,000
Property, plant and equipment, net	105,437	140,000
Intangible assets	2,839,216	—
Deposit on asset acquisition	—	729,450
Other non-current assets	2,185	—
Total Assets	$16,079,724	$9,785,977

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$1,072,345	$433,591
Deferred revenue	6,000	33,750
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	787,334	601,695
Notes payable – current portion	66,436	28,737
Warrant liability	34,232,702	25,797,615
Total current liabilities	36,320,817	27,051,388

Other liabilities – non current	40,000	—

Total liabilities	36,360,817	27,051,388

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 shares authorized and 50,806,385 and 31,970,784 issued and outstanding at December 31, 2012 and March 31, 2012, respectively.	5,081	3,197
Additional paid-in capital	10,687,327	—
Accumulated deficit	(30,973,501)	(17,268,608)
Total stockholders' equity (deficiency)	(20,281,093)	(17,265,411)

Total liabilities and stockholders' equity (deficiency)	$16,079,724	$9,785,977

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Revenues	$5,834,246	$2,606,034	$6,872,201	$3,350,417
Cost of revenues	2,787,711	1,409,310	3,821,018	1,917,947
Gross profit	3,046,535	1,196,724	3,051,183	1,432,470

Operating expenses:
Selling and marketing expenses	2,334,379	1,762,583	2,534,239	1,941,886
General and administrative expenses	1,618,976	1,367,264	3,884,910	3,167,795
Loss from operations	(906,820)	(1,933,123)	(3,367,966)	(3,677,211)

Other (income) expense:
Warrant revaluation	13,473,948	(5,977,192)	8,790,512	(411,421)
Loss of extinguishment of debt	—	—	—	2,950,513
Revaluation of derivative liability	—	—	—	(209,351)
Other (income) expense	(36,450)	(8,039)	(40,084)	(9,465)
Interest expense	799,272	1,806,014	1,586,499	4,180,688
Interest expense - related party	—	1,070	—	23,271
	14,236,770	(4,178,147)	10,336,927	6,524,235

Income (loss) before income taxes	(15,143,590)	2,245,024	(13,704,893)	(10,201,446)

Provision for income taxes	—	—	—	—

Net income (loss)	$(15,143,590)	$2,245,024	$(13,704,893)	$(10,201,446)

Income /(loss) per common share
Basic	$(0.38)	$0.09	$(0.39)	$(0.62)
Diluted	$(0.38)	$0.08	$(0.39)	$(0.62)

Weighted-average number of common shares outstanding:
Basic	39,806,991	26,179,515	34,739,260	16,358,756
Diluted	39,806,991	28,707,965	34,739,260	16,358,756

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012

(UNAUDITED)

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2012	31,970,784	$3,197	$—	$(17,268,608)	$(17,265,411)

Share based compensation			309,675		309,675

Common stock issued in Unit offering net of offering costs of $885,611	10,410,285	1,041	6,400,548		6,401,589

Placement Agent consideration for Unit Offering	100,000	10	(10)		—

Common shares issued on conversion of notes payable in Unit offering	2,190,140	219	1,302,914		1,303,133

Warrants issued in Unit Offering			(5,170,768)		(5,170,768)

Shares issued under repricing agreement	5,735,176	574	(574)		—

Common shares issued for services	150,000	15	292,481		292,496

Reclassification of warrant liability			6,386,307		6,386,307

Warrants issued for services			134,367		134,367

Common shares issued for asset acquisition	250,000	25	257,475		257,500

Warrants issued for asset acquisition, including warrant modification			241,880		241,880

Beneficial conversion feature on notes payable			533,032		533,032

Net loss				(13,704,893)	(13,704,893)

Balance December 31, 2012	50,806,385	$5,081	$10,687,327	$(30,973,501)	$(20,281,093)

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(13,704,893)	$(10,201,446)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	38,190	36,101
Accretion of discount on convertible debt	1,249,793	1,993,650
Amortization of deferred financing costs	305,492	2,149,491
Warrants issued for services	134,367	135,207
Share-based compensation	309,675	283,199
Interest accretion in related party note payable	—	15,781
Shares issued for consulting services	292,496	184,000
Change in fair value of warrants	8,790,512	(411,421)
Change in derivative liability	—	(209,351)
Loss on extinguishment of debt	—	2,950,513
Accrued interest – related party	—	(1,070)
Accrued interest convertible note	28,133	—
Changes in operating assets and liabilities:
Accounts receivable	(1,379,105)	(1,064,334)
Advances on inventory purchases	(31,620)	(2,134,298)
Inventories	(883,136)	(1,484,532)
Prepaid expenses and other current assets	(441,279)	(348,227)
Other non-current assets	(2,185)	—
Accounts payable	638,754	983,836
Deferred revenue	(27,750)	(20,402)
Accrued expenses and other current liabilities	174,093	300,489
Net cash used in operating activities	(4,508,463)	(6,842,815)

Cash flows from investing activities:
Deposit on asset acquisition	—	(57,000)
Increase in note receivable	(2,000,000)	—
Certificate of deposit – non current	(382)	—
Purchase of intangible assets	(1,565,525)	—
Additions to property, plant and equipment	(3,627)	(92,517)
Net cash used in investing activities	(3,569,534)	(149,517)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	1,275,000	2,550,000
Costs associated with convertible debt	(162,060)	(342,586)
Proceeds of notes payable	159,812	82,694
Repayment of notes payable	(117,462)	(44,346)
Proceeds from private placements of common stock	7,287,200	13,670,000
Costs associated with private placement of common stock	(885,611)	(1,861,647)
Net cash provided by financing activities	7,556,879	14,054,115

Net increase (decrease) in cash and cash equivalents	(521,118)	7,061,783
Cash and cash equivalents - beginning of period	4,683,186	35,502
Cash and cash equivalents - end of period	$4,162,068	$7,097,285

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended December 31,
	2012	2011
Supplemental disclosures of cash flow information
Interest paid in cash	$1,219	$9,507
Taxes paid in cash	$—	$—
Non Cash Investing and Financing Activities
Common shares issued towards settlement of notes payable	$—	$107,000
Common shares issued towards asset acquisition	$257,500	$500,000
Warrants issued with debt	$860,112	$811,447
Cashless exercise of placement agent warrants	$—	$3,594,435
Deferred offering costs	$—	$63,500
Beneficial conversion feature on note payable	$533,032	$243,711
Settlement of derivative liabilities	$—	$13,323
Warrant issued for asset acquisition	$241,880	$—
Liability recorded for asset acquisition	$50,000	$—
Insurance premiums financed through notes payable	$155,162	$—
Common shares issued in conversion of notes payable	$1,303,133	$4,980,763
Reclassification of warrant liabilities to equity	$6,386,307	$—
Warrants issued in Unit Offering	$5,170,768	$—
Shares issued under repricing agreement	$574	$—
Shares issued to placement agent in Unit Offering	$10	$—

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
•

the effectiveness of a registration statement on Form S-4 which was declared effective by the Securities and Exchange Commission on February 11, 2013, to register the shares of our common stock to be issued to the eDiets.com, Inc. stockholders, and

•	requisite approval of the transaction by the stockholders of eDiets.com, Inc.

We are conducting our due diligence process and our target closing date for the transaction, assuming the satisfaction of the conditions precedent to closing is on or before March 31, 2013.  However, as a result of the number of conditions precedent to close, investors should not place undue reliance on the execution of the definitive Agreement and Plan of Merger and there are no assurances that this transaction will ultimately be consummated.

Note 2.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of March 31, 2012, has been derived from our audited financial statements. The condensed consolidated statements of operations and cash flows for the three and nine month periods ending December 31, 2012, are not necessarily indicative of the results of operations or cash flows to be expected for any future period or for the year ending March 31, 2013.

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

Note 3.

Liquidity

As of December 31, 2012, we had approximately $4,162,000 in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through December 31, 2012 and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.  At December 31, 2012, we had an accumulated deficit of approximately $31,000,000.  The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the frequency and success of new and existing products.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes the Company has sufficient cash resources to sustain operations through at least February 2014.

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

Significant estimates for the periods reported include the allowance for doubtful accounts, sales returns and allowances, reserve for obsolete or slow moving inventory and fair value assumptions used in determining share based compensation and warrant liabilities.  Our allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment and historical bad debt experience. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.

In the direct response industry, purchased items are generally returnable for a certain period after purchase. We attempt to estimate returns and provide an allowance for sales returns where applicable. Our estimates are based on historical experience and knowledge of the products sold. The allowance for estimated sales returns totaled approximately $498,000 and $275,000 at December 31, 2012 and March 31, 2012, respectively, and is included in accrued expenses.

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

Receivables

Accounts receivable consists of amounts due from the sale of our direct response and home shopping related products.  Accounts receivables, net of allowances, totaled $3,434,267 and $2,055,162 at December 31, 2012 and March 31, 2012,  respectively. Our allowance for doubtful accounts at December 31, 2012 and March 31, 2012, was approximately $149,000 and $75,000, respectively. The allowances are estimated based on historical customer experience and industry knowledge.

Inventories and Advances on Inventory Purchases

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. Inventories totaled $2,444,449 and $1,561,314 at December 31, 2012 and March 31, 2012, respectively. As we do not internally manufacture any of our products, we do not maintain raw materials or work-in-process inventories. In addition, the Company had made advanced deposits against inventory orders placed totaling $336,322 and  $304,702 at December 31, 2012, and March 31, 2012, respectively. This balance represents payments made to our product suppliers in advance of delivery to the Company. It is common industry practice to require a substantial deposit against products ordered before commencement of manufacturing, particularly with off-shore suppliers. Additional advance payments may also be required upon achievement of certain agreed upon manufacturing or shipment benchmarks. Upon delivery and receipt by the Company of the items ordered, and the Company taking  title to the goods, the balances are transferred to inventory.

Note Receivable

On August 9, 2012, we entered into a letter of intent with eDiets.com, Inc., a publically traded weight loss company, for the acquisition of that company in a stock for stock transaction. On October 31, 2012, we entered into the definitive Agreement and Plan of Merger. In connection with this transaction, on September 7, 2012, November 16, 2012 and December 14, 2012, the Company loaned eDiets.com $500,000, $750,000 and $750,000, respectively, under the terms of two Senior Promissory Notes, for an aggregate of $2,000,000 at December 31, 2012.  The Notes bear interest at 12% per annum and matures ten business days following the earlier of the closing of the pending merger or March 31, 2013. Accrued interest receivable on these notes totaled $35,500 at December 31, 2012.

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

Property, plant and equipment, net consists of the following:

	Estimated	December 31,	March 31,
Property, plant and equipment	Useful Lives	2012	2012
Computers and software	3 Years	$67,751	$64,724
Office equipment and furniture	5-7 Years	85,945	85,345
Leasehold improvements	1-3 Years	62,610	62,610
		216,306	212,679
Less: accumulated depreciation and amortization		(110,869)	(72,679)
		$105,437	$140,000

Depreciation and amortization expense totaled $12,751 and $38,190 for the three month and nine month periods ending December 31, 2012, respectively, and $14,779 and $36,101 for the three month and nine month periods ending December 31, 2011, respectively.

Earnings (Loss) Per Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the three-month and nine-month periods ending December 31, 2012 and nine-month period ending December 31, 2011, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended December 31, 2012 and 2011, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net Income (loss)	$(15,143,590)	$2,245,024	$(13,704,893)	$(10,201,446)

Weighted-average number of common shares outstanding	39,806,991	26,179,515	34,739,260	16,358,756

Incremental shares from the assumed Exercise of dilutive securities:
Dilutive warrants	—	2,528,450	—	—
	39,806,991	28,707,965	34,739,260	16,358,756
Net earnings (loss) per share:
Basic	$(0.38)	$0.09	$(0.39)	$(0.62)
Diluted:	$(0.38)	$0.08	$(0.39)	$(0.62)

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following securities were not included in the computation of diluted net earnings per share as their effect would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Stock options	1,606,359	1,300,000	1,231,136	1,300,000
Warrants	64,172,176	29,341,814	58,978,667	40,859,253
	65,778,535	30,641,814	60,209,803	42,159,253

Share-Based Payments

We recognize share-based compensation expense on stock based awards. Compensation expense is recognized on that portion of stock option awards that are expected to ultimately vest over the vesting period from the date of grant. Employee options granted vest over their requisite service periods. We granted no stock options or other equity awards which vest based on performance or market criteria. We apply an estimated forfeiture rate of 10% to all share-based awards which represents that portion we expected would be forfeited over the vesting period. We re-evaluate this analysis periodically and adjust our estimated forfeiture rate as necessary.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at December 31, 2012 or March 31, 2012, respectively.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $3,434,267 at December 31, 2012. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required. To date, we have not experienced any material credit losses.

Advertising Costs

Advertising and promotional costs are expensed when incurred and totaled $16,477 and $70,495 for the three month and nine month periods ending December 31, 2012, respectively, and $27,483 and $120,223 for the three and nine month periods ending December 31, 2011, respectively.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on December 31, 2012 and March 31, 2012, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, note receivable, inventory, accounts payable, notes payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

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

New Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2012, as compared to the recent accounting pronouncements described in the Company’s Audited March 31, 2012 Financial Statements that are of material significance or have potential material significance to the Company.

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

On June 28, 2012, the Company finalized the asset purchase agreement with Seen on TV, LLC agreeing to (i) pay an additional $1,560,000 in cash, (ii) issue an additional 250,000 shares of restricted stock, (iii) issue 250,000 common stock purchase warrants, exercisable at $0.64 per share exercisable for three years from issuance, (iv) modifying the exercise price of the 50,000 common stock purchase warrants issued in May 2011 from $7.00 per share to $1.00 per share and extending their term, and (v) making five annual payments of $10,000 per year to a charitable organization designated by Seen on TV. This obligation was recorded with the current component of $10,000 being reported with accrued expenses and $40,000, the non-current portion, being reported as other liabilities – long-term. The Company agreed that so long as the seller owns at least 250,000 common shares received under the purchase agreement, if we were to issue additional shares of common stock, the seller will be entitled to receive  additional shares sufficient to maintain their proportional ownership in the Company.  The Company was required to issue an additional 284,757 shares under this agreement as result of the November 2012 and December 2012 Private Placements (Note 16).

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

Note 6.

Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	December 31,	March 31,
	2012	2012

Prepaid production costs	$5,000	$93,100
Prepaid royalties	65,000	20,000
Prepaid license fees	31,608	37,549
Prepaid insurance	101,068	45,385
Prepaid investor relations fee	—	45,000
Prepaid media expenses	75,000	—
Prepaid talent fees	235,417	—
Prepaid expenses – other	156,805	21,129
	$669,898	$262,163

Note 7.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	March 31,
	2012	2012

Accrued compensation	$129,438	$63,115
Accrued warranty	120,000	90,000
Accrued sales returns	443,403	275,000
Accrued professional fees	67,600	164,999
Accrued rents	2,868	—
Accrued other	24,025	8,581
	$787,334	$601,695

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

In August 2011, a majority of the investors in the June 15, 2011 private offering, entered into a Notice, Consent, Amendment and Waiver Agreement (“Amendment Agreement”) with the Company in connection with the Bridge Debenture (defined below) offering. Under the terms of the Amendment Agreement, all the investors (i) waived any right to participate in the Bridge Debenture offering or related offerings, (ii) waived a provision prohibiting certain subsequent equity sales and (iii) an amendment to per share price protection. In exchange, the Company lowered the sale price of the June 15, 2011 private offering from $4.00 per share to $2.00 per share and according issued an additional 292,500 common shares under that agreement to the investors.

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

On August 29, 2011, the Company raised aggregate gross proceeds of $1,800,000 under a private placement of 12% Senior Convertible Debentures (the “Bridge Debentures”) with six accredited investors. Investors purchased Bridge Debentures, in the aggregate principal amount of $1,800,000. The Bridge Debentures carried interest at a rate of 12% per annum and were payable quarterly. Principal and accrued interest on the Bridge Debentures would automatically convert into equity securities identical to those sold to investors in the Company’s next offering of at least $4 million of gross proceeds of equity or equity linked securities (excluding the principal amount under the Bridge Debentures) that was subsequently consummated during the term of the Bridge Debentures  at a conversion price equal to 80% of the price paid by investors in the subsequent offering. The Bridge Debentures were due and payable on March 1, 2012. In the event a qualified financing was not consummated on or before the maturity date, the entire principal amount of the Bridge Debenture, along with all accrued interest thereon, would, at the option of the holder, be convertible into the Company’s common stock at a conversion price equal to $2.00 per share.  The Company determined that the conversion option in the debentures was beneficial at issuance.  As such, the Company recorded a discount from the beneficial conversion option of approximately $244,000 which was accreted to interest expense throughout the term of the Bridge Debentures.

Each investor also received a Bridge Warrant exercisable for a period of three years from the closing date to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing the principal amount of the Bridge Debenture by the Conversion Price at an exercise price equal to $2.00, subject to adjustment. Under the terms of the Bridge Warrant, the investor received cashless exercise rights in the event the underlying shares of common stock are not registered at the time of exercise. The Bridge Debentures and Bridge Warrants also provided for full-ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the exercise price of the Warrants, except in connection with the following issuances of the Company's common stock, or securities convertible into common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) securities issuable upon the exchange or exercise of the Bridge Debenture or Bridge Warrants, (iii) securities issued pursuant to acquisitions or strategic transactions, or (iv) securities issued to the placement agent. See Note 9 for additional information about the Bridge Warrants.

On October 28, 2011 the Company, entered into and consummated a Securities Purchase Agreement with certain accredited investors for the private sale (the “2011 Unit Offering”) of 243.1 units at $50,000 per Unit. Each Unit consisting of (i) 62,500 shares of common stock, and (ii) warrants to purchase 62,500 shares of common stock at an initial exercise price of $1.00 per share. Accordingly, for each $0.80 invested, investors received one share of common stock and one Warrant. The Company received gross proceeds of $12,155,000 (net proceeds of approximately $10,610,653 after commissions and offering related expenses) and issued an aggregate of 15,194,695 shares of common stock and 15,193,750 Warrants to the investors pursuant to the Securities Purchase Agreement.

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

The Warrants are exercisable at any time within five years from the closing date of the 2011 Unit Offering at an exercise price of $1.00 per share with cashless exercise rights in the event a registration statement covering the resale of the shares underlying the Warrants is not in effect within six months of the completion of the Offering. The Warrants also provide for full-ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the exercise price of the Warrants during any period in which the Warrants are outstanding, subject to certain exceptions as set forth in the Warrants.

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

The closing of the 2011 Unit Offering triggered the automatic conversion of all principal and accrued interest on the Bridge Debentures into Units in the 2011 Unit Offering at a conversion price equal to 80% of the price paid by investors in the 2011 Unit Offering, or $0.64 per share of common stock and Warrant. The holders of the Bridge Debentures received an aggregate of 2,869,688 shares of common stock and Warrants to purchase 2,869,688 shares of common stock. Each investor in the Bridge Offering also received a Bridge Warrant exercisable for a period of three years from the closing date of the Bridge Offering to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing the principal amount of the Bridge Debenture by the conversion price of $0.64 per share. Accordingly, at the closing of the 2011 Unit Offering and based on the full ratchet anti-dilution provisions of the Bridge Warrants, investors in the Bridge Offering received Bridge Warrants to purchase an aggregate of 8,789,064 shares of common stock. The Bridge Warrants continued to provide for full-ratchet anti-dilution protection if the Company issues at any time prior to August 30, 2012, any shares of common stock, or securities convertible into common stock, at a price less than the Bridge Warrant exercise price, subject to certain exceptions.

Further, in connection with the 2011 Unit Offering, Octagon Capital Partners, the holder of the Company’s debenture in the principal amount of $750,000 issued on April 8, 2011, agreed to amend the Debenture to provide for automatic conversion into the Units in the 2011 Unit Offering at the Debenture Conversion Price. Accordingly, the holder of the Debenture received 1,171,875 shares of common stock and warrants to purchase 1,171,875 shares of common stock exercisable at $1.00 per share.

The placement agent also served as exclusive placement agent for the Bridge Offering. Accordingly, pursuant to the terms of the offering of the Bridge Debentures, at the closing of the 2011 Unit Offering the placement agent and its assignees received warrants with full ratchet and anti-dilution protection until August 29, 2012, to purchase an aggregate of 1,165,875 shares of common stock exercisable at $0.64 per share, each warrant exercisable on or before August 29, 2014.

In connection with the 2011 Unit Offering, Steve Rogai, the Company’s President and Chief Executive Officer, agreed to convert a 12% convertible promissory note payable to him by the Company in the principal amount of $107,000 (the “Rogai Note”), together with accrued interest thereon, into Units in the 2011 Unit Offering at a conversion price of $0.80 per Share and Warrant. As such, Mr. Rogai was issued 133,750 shares of common stock and 133,750 Warrants in satisfaction of the Rogai Note. Under the anti-dilution protection provisions of 2011 Unit Offering, Mr. Rogai received an additional 46,082 shares of common stock and 91,040 additional warrants exercisable at $0.595 per common share, upon the November 14, 2012, closing of the Company’s 2012 Unit Offering. Also, the Company’s executive officers each executed a lock up agreement which provides that each officer shall not sell, assign, transfer or otherwise dispose of their shares of common stock or other securities of the Company for a period ending 270 days after the completion of the 2011 Unit Offering. Following this initial lock-up period, each officer has agreed to an additional six-month lock-up period for their shares during which they each may not sell more than 5,000 shares of common stock per month.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On September 20, 2012 the Company completed a private placement of securities with 11 accredited investors under a securities purchase agreement dated September 7, 2012 (the “Bridge Note Offering”), raising aggregate gross proceeds of $1,275,000. Investors purchased from the Company 12% Senior Secured Convertible Notes (the “Bridge Notes”), in the aggregate principal amount of $1,275,000. The Bridge Notes bear interest at a rate of 12% per annum. Principal and accrued interest on the Bridge Notes automatically converted into equity securities identical to those sold to investors in the November 2012 Offering (defined below) at a conversion price equal to 85% of the securities issued under the November 2012 Offering. The Notes were due and payable on March 20, 2013. The indebtedness evidenced by the Bridge Notes was senior to, and had priority in right of payment over, all indebtedness of Company outstanding and were secured by a first lien and security interest in all of the assets of the Company and its wholly-owned subsidiary, TV Goods, Inc. pursuant to the terms of the Security Agreement dated as of September 7, 2012, by the Company in favor of Collateral Agents, LLC as agent of the Investors.

Each Investor also received a warrant (the “2012 Bridge Warrant”) exercisable for a period of three years from the Closing Date to purchase a number of shares of the Company’s Common Stock equal to the quotient obtained by dividing 50% of the principal amount of the Bridge Note held by the holder by the conversion price of the Bridge Note. The initial exercise price of the 2012 Bridge Warrants was $0.80 per share, subject to adjustment. Furthermore, if after the 6 month anniversary of the initial exercise date of each 2012 Bridge Warrant there is no effective registration statement registering, or no current prospectus available for the resale of, the warrant shares by the holder, but excluding a period of any certain allowed delay, the 2012 Bridge Warrant may be exercised, in whole or in part, on a cashless basis.

The 2012 Bridge Warrant also provides for weighted average ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the exercise price of the warrants, except in connection with the following issuances of the Company's common stock, or securities convertible into common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) shares of common stock issued pursuant to a stock split or dividend; (iii) securities issued or issuable in connection with the Bridge Note Offering; or (iv) securities issued pursuant to acquisitions or strategic transactions approved by a majority of disinterested directors of the Company. Due to the anti-dilution protection in the warrants they have been classified as liabilities.

In connection with the Bridge Note Offering, the Company engaged a placement agent to act as the Company’s exclusive agent for the offering. In exchange for the placement agent acting as the exclusive agent for the Bridge Note Offering, the Company agreed to pay to the placement agent a cash placement fee equal to 10% of the aggregate gross proceeds from the sale of the Bridge Notes. As additional compensation, the Company issued to the placement agent or its designees, for nominal consideration, common stock purchase warrants equal to 10% of the number of shares of common stock issuable upon conversion of the Bridge Notes at an exercise price equal to $0.80 per share. The placement agent’s warrants provide the holder thereof with immediate cashless exercise rights and “weighted average” price protection right consistent with the terms of the investor warrants and are exercisable for three years.

The Company received net proceeds of approximately $1,117,825 after payment of an aggregate of $127,500 of commissions and expense allowance to the placement agent, and approximately $29,675 of other offering and related costs in connection with the private placement.

On November 14, 2012, we entered into and consummated a Securities Purchase Agreement with certain accredited investors (the “November 2012 Offering”) for the private sale of units at $50,050 per Unit, each Unit consisting of (i) 71,500 shares of common stock, par value $0.0001 per share and (ii) warrants to purchase 35,750 shares of Common Stock at an initial exercise price of $0.80 per share. Accordingly, for each $0.70 invested, investors received one share of Common Stock and one-half of a Warrant. On December 28, 2012, we completed the November 2012 Offering, selling a total of 145.6 Units and receiving aggregate gross proceeds of $7,287,200. We issued an aggregate of 10,410,285 shares of Common Stock and Warrants to purchase 5,205,143 shares of Common Stock to the investors pursuant to the Securities Purchase Agreement.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Warrants are exercisable at any time within three years from November 14, 2012, at an exercise price of $0.80 per share with cashless exercise in the event a registration statement covering the resale of the shares underlying the Warrants is not in effect within the time period set forth in the Securities Purchase Agreement. The Warrants also provide for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the exercise price of the Warrants during any period in which such Warrants are outstanding, subject to certain exceptions as set forth in the Warrants.

If during a period of twelve months from the completion of the November 2012 Offering, we issue additional shares of Common Stock or other equity or equity-linked securities (the “Additional Shares”) at a purchase, exercise or conversion price less than $0.70 (subject to certain exceptions and such price is subject to adjustment for splits, recapitalizations, reorganizations), then the Company shall issue additional shares of Common Stock to the investors so that the effective purchase price per share paid for the Common Stock included in the Units shall be the same per share purchase, exercise or conversion price of the Additional Shares.

We engaged a registered broker dealer to serve as placement agent and the placement agent received (a) selling commissions aggregating 10% of the gross proceeds of the November 2012 Offering, (b) a non-accountable expense allowance of 1% of the gross proceeds of the November 2012 Offering to defray offering expenses, (c) five-year warrants to purchase such number of shares of Common Stock as is equal to 10% of the shares of Common Stock (i) included as part of the Units sold in the November 2012 Offering at an exercise price equal to $0.70 per share, and (ii) issuable upon exercise of the Warrants sold in the November 2012 Offering at an exercise price equal to $0.80 per share, and (d) 100,000 restricted shares of Common Stock.

The sale of the Units triggered the automatic conversion of the Bridge Notes, which converted into an aggregate of 2,190,140 shares of Common Stock and warrants to purchase an aggregate of 1,095,070 shares of Common Stock, exercisable at $0.80 per share. The warrants are exercisable for period of three years and contain the same terms as the Warrants defined above. The terms of the securities contained in the Units also triggered a weighted average ratchet anti-dilution adjustment on the warrants issued with the Bridge Notes and placement agent warrants issued in connection thereto. As such, the Company issued warrants to purchase an additional 1,137,735 shares of Common Stock to the former Bridge Note holders (the “September 2012 Investor Warrants”) and warrants to purchase 227,546 shares of Common Stock to the Placement Agent (the “September 2012 Placement Agent Warrants”). These warrants issued to the former Bridge Note holders and placement agent are exercisable at $0.77 per share through September 2015 and contain weighted average anti-dilution adjustment provisions.

The sale of the Units also triggered purchase price protection provisions (the “2011 SPA Purchase Price Protection”) provided under the terms of the 2011 Unit Offering and warrants issued in connection with the 2011 Unit Offering were subject to full ratchet anti-dilution protection adjustment. As a result of the securities issued in the November 2012 Offering, the 2011 Unit Offering purchasers and warrant holders received an additional aggregate of 5,735,176 shares of Common Stock and warrants to purchase an additional 15,079,419 shares of Common Stock exercisable at $0.595 per share, including 46,082 additional shares and 91,040 additional warrants to Steve Rogai, the Company’s President and Chief Executive Officer.

Effective on the Initial Closing Date, Kevin Harrington, the Company’s Chairman, and Steve Rogai, the Company’s Chief Executive Officer, each executed a lock up agreement which provides that, subject to limited exceptions for Mr. Rogai, the officer shall not sell, assign, transfer or otherwise dispose of their shares of Common Stock or other securities of the Company for a period ending on such date that the November 2012 Offering subscribers have the ability to sell or transfer the Common Stock pursuant to Rule 144 or through an effective registration statement. Following this initial lock-up period, Kevin Harrington has agreed to an additional 12-month leak-out period for his shares, during which he may not sell more than $25,000 worth of shares of Common Stock per month for an aggregate $300,000.

The Company received net proceeds of approximately $6,402,000 after payment of commissions and expense allowance to the Placement Agent and other offering and related costs in connection with the November 2012 Offering.

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

In connection with our Bridge Debentures issued in August 2011, the Company issued warrants to the investors and placement agent which contained provisions that protect holders from a decline in the issue price of our common stock or “down-round” provisions. The warrants also contain net settlement provisions. Accordingly, the Company accounted for these warrants as liabilities instead of equity. In addition, we considered the dilution and repricing provisions triggered by the 2011 Unit Offering which impacted the accounting recognition of this financing.

The Company recognized an initial warrant liability for the warrants issued in connection with our $1,800,000 12% convertible debenture of $1,556,289 which was recorded as a debt discount. The initial warrant liability recognized on the related placement agent warrants totaled $1,522,784, which was recorded as debt issuance costs. Due to the expiration of the repricing “down round” provision of this series of warrants on August 29, 2012, the Company reclassified $6,386,307 from warrant liability to equity. Due to the fluctuation in the market value of our common stock from March 31, 2012 through August 29, 2012, we recognized $1,094,518 in warrant revaluation income.

We recognized an initial warrant liability valuation on the series of warrants issued in connection with our $12,500,000 2011 Unit Offering of $27,647,424. On October 28, 2011, at the initial closing of $12,155,000 of the 2011 Unit Offering, the closing price of our common stock as reported on OTC Markets was $1.25. On November 17, 2011, at the final closing of $345,000 of the 2011 Unit Offering, the closing price of our common stock as reported on OTC Markets was $0.90. On December 31, 2012, the closing price of our common stock as reported on OTC Markets was $0.80. Due to the fluctuations in the market value of our common stock from March 31, 2012 through December 31, 2012, we recognized $9,421,097 in warrant revaluation expense.

In connection with our Bridge Notes issued in September 2012, we recognized an initial liability valuation on a series of warrants issued of $860,112. On both the September 7, 2012, initial closing of $1,000,000 and September 20, 2012, closing of $275,000, the closing price of our common stock as report on OTC Markets was $0.75. On December 31, 2012, the closing price of our common stock reported in OTC Markets was $0.80. Due to the fluctuations in the market value of our common stock from the warrants initial valuation dates through December 31, 2012, we recognized $74,915 in warrant revaluation expense.

We recognized an initial warrant liability valuation in the series of warrants issued in connection with our $7,287,200 November 2012 Offering of $5,170,770.  The closing prices reported on the OTC Markets were $0.77 on November 14, 2012 ($3,053,085); $0.72 on December 14, 2012 ($3,268,325); and $0.68 on December 28, 2012 ($965,790).  On December 31, 2012, the closing price of our common stock reported on OTC Markets was $0.80.  As a result of the fluctuations in the market value of our common stock from the warrants initial valuation date through December 31, 2012, we recognized $389,018 in warrant valuation expense.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accordingly, warrant revaluation expense for the nine month period ending December 31, 2012, related to our Bridge Debentures ($1,800,000 12% convertible debenture), 2011 Unit Offering and Bridge Notes ($1,250,000 12% senior secured convertible note) and November 2012 Offering totaled $8,790,512.

The assumptions used in connection with the valuation of warrants issued were as follows:

	December 31, 2012	March 31, 2012	Initial Measurement November 14, 2012 December 14, 2012 December 28, 2012
Number of shares underlying the warrants	47,231,772	32,880,252	7,861,757
Exercise price	$0.595-$0.80	$0.64-$1.00	$0.70-$0.80
Volatility	175%	211%	175%-180%
Risk-free interest rate	0.36%	1.04%	0.33%-0.36%
Expected dividend yield	0.00%	0.00%	0%
Expected warrant life (years)	2.75 – 4.83	2.24 – 4.33	3 – 5

Recurring Level 3 Activity and Reconciliation

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the nine month period ending December 31, 2012 for all financial liabilities categorized as Level 3 as of December 31, 2012.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	March 31, 2012	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed to Equity	December 31, 2012
2011 Bridge Warrant	$6,604,706		$(966,334)	$(5,638,372)	—
2011 Bridge Warrant Placement Agent	876,119		(128,184)	(747,935)	—
2011 Unit Offering	15,816,980		8,819,955	—	24,636,935
2011 Unit Offering Placement Agent	2,499,810		601,142	—	3,100,952
2012 Bridge Warrant	—	716,760	62,430	—	779,190
2012 Bridge Warrant Placement Agent	—	143,352	12,485	—	155,837
2012 Unit Offering	—	4,075,834	296,021	—	4,371,855
2012 Unit Offering Placement Agent	—	1,094,936	92,997	—	1,187,933
	$25,797,615	$6,030,882	$8,790,512	$(6,386,307)	$34,232,702

	Number of Warrants
	March 31,	Warrant		December 31,
	2012	Additions	Reductions	2012
2011 Bridge Warrant	8,789,064	—	(8,789,064)	—
2011 Bridge Warrant Placement Agent	1,165,875	—	(1,165,875)	—
2011 Unit Offering	19,800,313	13,477,529	—	33,277,842
2011 Unit Offering Placement Agent	3,125,000	1,601,892	—	4,726,892
2012 Bridge Warrant	—	1,137,735	—	1,137,735
2012 Bridge Warrant Placement Agent	—	227,546	—	227,546
2012 Unit Offering	—	6,300,213	—	6,300,213
2012 Unit Offering Placement Agent	—	1,561,544	—	1,561,544
	32,880,252	24,306,459	(9,954,939)	47,231,772

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10.

Related Party Transactions

Our Chief Executive Officer had loaned $107,000 to the Company in the past to meet short-term working capital needs. The loan was unsecured and carried an interest rate of 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note was convertible into common shares of the Company at $1.50 per share and carried an interest rate of 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470--Debt. Accordingly, a beneficial conversion feature of $107,000 was recognized and was accreted to interest expense over the initial one year term of the note.  The note payable to officer was fully accreted at December 31, 2012 and March 31, 2012, respectively.  On May 25, 2011, the Promissory Note was amended to extend the maturity one additional year under the same terms.

On August 18, 2011, our Chief Executive Officer entered into a Subordination Agreement relating to his note. In connection with our Bridge Debenture offering in the amount of $1,800,000, Mr. Rogai agreed to subordinate his position to that of the Bridge Offering investors. On October 28, 2011, the note in the principal amount of $107,000 was converted into Units offered in connection with the Company’s October 28, 2011 financing. As a result, Mr. Rogai received 133,750 common shares and 133,750 warrants exercisable at $1.00 per share. Interest expense recognized under the note totaled $0 for each of the three month and nine month periods ending December 31, 2012, and $1,070 and $23,271 for the three month and nine month periods ending December 31, 2011, respectively.

Under the anti-dilution protection provisions of 2011 Unit Offering, Mr. Rogai received an additional 46,082 shares of common stock and 91,040 additional warrants exercisable at $0.595 per common share, upon the November 14, 2012 closing of the Company’s 2012 Unit Offering.

Note 11.

Notes Payable

On September 20, 2012 the Company completed a private placement of securities with 11 accredited investors under to a Securities Purchase Agreement dated September 7, 2012 (the “Bridge Note Offering”), raising aggregate gross proceeds of $1,275,000. The private placement was completed on September 20, 2012. Investors purchased from the Company 12% Senior Secured Convertible Notes (the “Bridge Notes”), in the aggregate principal amount of $1,275,000. The Bridge Notes bear interest at a rate of 12% per annum. Principal and accrued interest on the Bridge Notes automatically converted into equity securities identical to those sold to investors in the November 2012 Offering at a conversion price equal to 85% of the securities issued under the November 2012 Offering. The Notes were due and payable on March 20, 2013 (the “Maturity Date”). In the event the November 2012 Offering was not consummated on or before the Maturity Date, the entire principal amount of the Note, along with all accrued interest thereon, would, at the option of the holder, been convertible into the Company’s Common Stock, at a conversion price equal to the average daily volume weighted average price (“VWAP”) of the Common Stock for the 10 trading days immediately preceding the Maturity Date on the trading market on which our Common Stock is then listed or quoted at a 20% discount.

The indebtedness evidenced by the Bridge Notes was senior to, and had priority in right of payment over, all indebtedness of Company outstanding and were secured by a first lien and security interest in all of the assets of the Company and its wholly-owned subsidiary, TV Goods, Inc. pursuant to the terms of the Security Agreement dated as of September 7, 2012, by the Company in favor of Collateral Agents, LLC as agent of the Investors.

Each Investor also received a warrant (the “2012 Bridge Warrant”) exercisable for a period of three years from the Closing Date to purchase a number of shares of the Company’s Common Stock equal to the quotient obtained by dividing 50% of the principal amount of the Bridge Note held by the holder by the conversion price of the Bridge Note. The initial exercise price of the 2012 Bridge Warrants was $0.80 per share, subject to adjustment. Furthermore, if after the 6 month anniversary of the initial exercise date of each 2012 Bridge Warrant there is no effective registration statement registering, or no current prospectus available for the resale of, the warrant shares by the holder, but excluding a period of any certain allowed delay, the 2012 Bridge Warrant may be exercised, in whole or in part, on a cashless basis.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 2012 Bridge Warrant also provides for weighted average ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the exercise price of the warrants, except in connection with the following issuances of the Company's common stock, or securities convertible into common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) shares of common stock issued pursuant to a stock split or dividend; (iii) securities issued or issuable in connection with the Bridge Note Offering; or (iv) securities issued pursuant to acquisitions or strategic transactions approved by a majority of disinterested directors of the Company. Due to the anti-dilution protection in the warrants they have been classified as liabilities.

In connection with the Bridge Note Offering, the Company engaged a placement agent to act as the Company’s exclusive agent for the offering. In exchange for the placement agent acting as the exclusive agent for the Bridge Note Offering, the Company agreed to pay to the Placement Agent a cash placement fee equal to 10% of the aggregate gross proceeds from the sale of the Bridge Notes. As additional compensation, the Company issued to the placement agent or its designees, for nominal consideration, common stock purchase warrants equal to 10% of the number of shares of common stock issuable upon conversion of the Notes at an exercise price equal to $0.80 per share. The placement agent’s warrants provide the holder thereof with immediate cashless exercise rights and “weighted average” price protection right consistent with the terms of the investor warrants and are exercisable for three years.

The Company received net proceeds of approximately $1,117,825 after payment of an aggregate of $127,500 of commissions and expense allowance to the Placement Agent, and approximately $29,675 of other offering and related costs in connection with the private placement.

In connection with this transaction, the Company recognized a total debt discount of $1,249,792, comprised of a recognized beneficial conversion feature of $533,032 and the fair value of detachable warrants totaling $716,760. Such amounts were determined based on the price per share of the November 2012 Offering. See Note 8. As the notes, including accrued interest of $28,133, automatically converted into the securities issued under the November 2012 Offering, the discount was accreted to interest expense over a two month period.

In addition, in connection with our $1,275,000 funding, we recognized $305,412 in related debt issuance costs.  As the Bridge Notes automatically converted into the securities issued under the November 2012 Offering, the cost was accreted to interest expense over a two month period.

At December 31, 2012 and March 31, 2012, the Company had notes payable of $66,436 and $28,737, respectively, reflecting amounts due under insurance related note financings payable under terms of less than one year.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a schedule by year of future minimum rental payments required under our lease agreement on December 31, 2012:

Operating Leases
Year 1	$97,335
Year 2	100,255
Year 3	—
Year 4	—
Year 5	—
$197,590

Base rent (income) expense recognized by the Company, all attributable to its headquarters facility, totaled $24,342 and $73,026 for the three-month and nine-month periods ending December 31, 2012, respectively and $(48,970) and $13,752 for the three-month and nine month periods ending December 31, 2011, respectively.

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had an accrued penalty of $156,000 at December 31, 2012 and March 31, 2012.

Note 13.

Stockholders’ Equity

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or were outstanding at December 31, 2012 and March 31, 2012, respectively.

Common Stock

At December 31, 2012 and March 31, 2012, we were authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share, respectively.

At December 31, 2012 and March 31, 2012, the Company had 50,806,385 and 31,970,784 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Effective June 15, 2011, based on a majority shareholder vote, our articles of incorporation were amended to increase our authorized common stock from 400,000,000 to 750,000,000 shares.

All share and per share information contained in this report gives retroactive effect to a 1 for 20 (1:20) reverse stock split of our outstanding effective October 27, 2011.

Share Issuances

Common Stock and Warrants

On June 1, 2011, the Company issued 75,000 warrants to a consulting firm representing the Company in Canada. The warrants vest over fourteen months, are exercisable for a period of three years from grant date and exercisable at $3.15 per share. The Company valued these warrants using the Black-Scholes model. The initial grant date fair value was $205,962 which was recorded as consulting expenses in general and administrative expenses, over the vesting period with unvested components being marked-to-market every reporting period throughout the vesting term.  The vesting period expired on August 1, 2012 after which date the related expense recognition ceased.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The assumptions used in the valuation on June 1, 2011 were as follows:

Number of shares underlying the warrants	75,000
Exercise price	$3.15
Volatility	175%
Risk-free interest rate	0.74%
Expected dividend yield	0.00%
Expected warrant life (years)	3.00

The assumptions in the final re-measurement of the warrants at August 1, 2012, were as follows:

Number of shares underlying the warrants	18,750
Exercise price	$3.15
Volatility	197%
Risk-free interest rate	0.24%
Expected dividend yield	0.00%
Expected warrant life (years)	1.67

The Company recognized a reduction in consulting expense under this agreement of $0 and $1,331 for the three month and nine month periods ending December 31, 2012, respectively, and consulting expense reduction of $(18,920) and expense of $76,372 for the three-month and nine-month periods ending December 31, 2011, respectively.

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

The 250,000 shares issued on June 28, 2012 in connection with the acquisition of the Seen on TV intangible assets had a fair value of $257,500 based on the Company’s stock price on June 28, 2012. The sale of securities under the November 2012 Offering triggered certain anti-dilution provisions under the asset acquisition agreement.  See Note 16. Subsequent Events.

Effective December 6, 2011, the Company entered into an independent contractor agreement with Stratcon Partners, LLC pursuant to which Stratcon has agreed to provide the Company consulting and advisory services, including, but not limited to business marketing, management, budgeting, financial analysis, and investor and press relations. Under the agreement, Stratcon is also required to establish and maintain executive facilities and a business presence in New York City for the Company. The agreement is for an initial term of two years and may be terminated by either party upon written notice. In consideration of providing the services, Stratcon shall receive $12,500 per month. In addition, the Company has agreed to issue Stratcon an aggregate of 500,000 shares of restricted common stock, such shares vesting over a period of two years in four equal tranches. The closing price of the Company’s common stock as reported on the OTC Markets on the Effective Date was $1.00. The Company has agreed to provide Stratcon rent reimbursement up to $2,500 per month for the New York office.  Through December 31, 2012, the Company expensed approximately $267,000, including $187,497 for the nine months ended December 31, 2012 related to these shares. During June 2012 the first tranche of 125,000 shares of restricted common stock vested and the $142,000 was reclassified from accrued expense to equity.  Effective December 12, 2012 the Company terminated the agreement.

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

In May 2010, our Board also granted options to purchase an aggregate of 450,000 shares of our common stock with an exercise price of $1.50 per share under the Non Executive Equity Incentive Plan. The options granted vest over eighteen months from the date of the grant (May 26, 2010) and are exercisable for five (5) years from their grant date. On July 15, 2010, the Company issued an additional 50,000 shares under the Non Executive Incentive Plan under terms similar to the May 2010 grant. During the quarter ending December 31, 2010, 400,000 shares were forfeited due to termination of employment. In December 2010, an additional 100,000 options were granted under this plan. On September 26, 2011 and March 31, 2012, our Board granted an additional 300,000 and 75,000 options, respectively, under the Non Executive Plan to nine employees and one consultant. The options vested over eighteen months and are exercisable for five years from date of grant.

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

On June 4, 2012, the Company issued 30,000 options to a direct response consultant. The fair value of the options granted was estimated on the date of grant using the Black Scholes options pricing model using the assumptions established at that time. The following table includes the assumptions used in making this grant:

Number of shares underlying the options	30,000
Exercise price	$0.87
Volatility	185%
Risk-free interest rate	0.68%
Expected dividend yield	0.00%
Expected option life (years)	5

As the options vested upon grant, the entire fair value of $25,100 was charged to stock-based compensation immediately and is included in general and administrative expenses.

On September 24, 2012, the Company’s Board of Directors adopted the 2013 Equity Compensation Plan with terms similar to the previously adopted 2010 Plans.  The 2013 Equity Compensation Plan authorized the issuance of up to 3,000,000 options to purchase common stock.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 15, 2012, the Compensation Committee granted 2,075,000 options under the remaining available options under the 2010 Executive Equity Incentive Plan, 2010 Non Executive Equity Incentive Plan and 2013 Equity Compensation Plan.  The options were granted to 17 employees and directors of the Company.  The options granted vest at 20% per year over a five-year period and expire ten years from grant date.  The fair value of the options granted was estimated on the grant date using the Black Scholes options pricing model using the assumptions established at that time.  The following table includes the assumptions used in making this grant:

Number of shares underlying the options	2,075,000
Exercise price	$0.68
Volatility	177%
Risk-free interest rate	1.18%
Expected dividend yield	0.00%
Expected Option life (years)	7

Stock based compensation for the three month and nine-month periods ending December 31, 2012 totaled $174,567 and $309,675, respectively and is included in general and administration expenses.

Information related to options granted under both our option plans at December 31, 2012 and December 31, 2011 and activity for the periods then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2012	1,025,000	$1.31	—	$—
Granted	2,105,000	0.68	—	—
Exercised	—	—	—	—
Forfeited	(12,500)	0.96	—	—
Expired	—	—	—	—
Outstanding at December 31, 2012	3,117,500	$0.89	7.67	$—
Exercisable at December 31, 2012	880,000	$1.37	3.02	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2011	800,000	$1.58	—	$—
Granted	500,000	1.01	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2011	1,300,000	$1.36	3.97	$—
Exercisable at December 31, 2011	787,500	$1.57	3.42	$—

The weighted average grant date fair value of unvested options at December 31, 2012, was approximately $1,599,000 and will be expensed over a weighted average period of 9.5 years.

As of December 31, 2012, there were 1,582,500 options available for further issuance under the 2013 Equity Compensation Plan.

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

On October 31, 2012, we entered into a definitive Agreement and Plan of Merger with eDiets.com, Inc. The terms of the Agreement Plan of Merger provide that we will issue 19,077,252 shares of our common stock to the stockholders of eDiets.com, Inc. in exchange for 100% of the outstanding shares of that company.  The closing of the transaction is subject to a number of conditions precedent, including, but not limited to:

•

the satisfaction completion of due diligence on each company by the other company,

•

the effectiveness of a registration statement on Form S-4 which was declared effective by the Securities and Exchange Commission, on February 11, 2013, to register the shares of our common stock to be issued to the eDiets.com, Inc. stockholders, and

•

requisite approval of the transaction by the stockholders of eDiets.com, Inc.

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

The Company has advanced eDiets.com, Inc. an aggregate of $2,000,000 under unsecured 12% promissory notes payable on or before the earlier of 10 business days following the earlier of (i) the closing date of the merger agreement between the Company and eDiets.com, Inc., (ii) March 31, 2013, or (iii) an event of default under the terms of the notes.

On November 19, 2012, the Company entered into a licensing and endorsement agreement with Eight Entertainment, LLC furnishing the services of Mr. CeeLo Green. The agreement is for a 24-month term and provides for the services of Mr. CeeLo Green in endorsements, advertising and promotion programs. In consideration the Company agreed to a one-time payment of $250,000 and the issuances of 6,500,000 common stock warrants as follows:

Issuance	Number of Shares	Exercise Price	Date of Issuance

1	1,500,000	$0.01	Within 10 days of effectiveness
2	1,250,000	$0.25	3 months from agreement
3	750,000	$0.50	12 months from agreement
4	1,000,000	$0.75	16 months from agreement
5	1,000,000	$1.00	20 months from agreement
6	1,000,000	$2.00	24 months from agreement

The actual number of warrants to be granted under the agreement is subject to adjustment downward up to 50%, based upon certain performance goals being achieved relating to weight-loss. These provisions constitute a performance commitment within the meaning of ASC 505-Equity. In accordance with ASC 505 – Equity, when equity instruments are issued to non-employees in exchange for the receipt of goods or services the equity instruments are measured at fair value at the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete.  The agreement with Mr. CeeLo Green does not contain a sufficiently large disincentive for nonperformance as forfeiture of the equity instrument is the sole remedy in the event of nonperformance.  Therefore, a measurement date will not be established until performance is complete and ASC 505-Equity requires the recognition of expense from the transaction be measured at the then-current lowest aggregate fair value at each reporting period with changes in those lowest aggregate fair values between the reporting periods recognized in earnings.

The related campaign talent costs will be recorded in selling and marketing expenses over the performance period of 24 months. The assumptions used at the initial valuation date, November 19, 2012, and December 31, 2012, were as follows:

	Lowest Aggregate Fair Value
	Initial Valuation	December 31, 2012

Number of shares underlying warrants	3,250,000	3,250,000
Exercise prices	$0.01 - $2.00	$0.01 - $2.00
Volatility	180.0%	175.0%
Risk-free interest rate	0.33%	0.36%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	3.00	2.85

The Company recognized marketing expense under this agreement of $150,281 including $135,698 attributable to the warrants issued and $14,583 attributable to the cash component for the three and nine month periods ending December 31, 2012.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16.

Subsequent Events

The sale of securities under the November 2012 Offering triggered certain anti-dilution provisions under the Company’s asset acquisition agreement with Seen On TV LLC and on January 28, 2013 the Company issued an aggregate of 284,757 shares of common stock to the members of Seen On TV LLC and their assignees.

On January 4, 2013, the Company issued 125,000 shares of common stock to Stratcon Partners, LLC pursuant to the terms of an independent contractor agreement with Stratcon Partners, LLC. The agreement was terminated effective December 12, 2012.

On February 12, 2013, the Company advanced an additional $205,000 to eDiets.com and issued a new promissory note on terms substantially similar to those set forth in the previously issued unsecured senior notes issued by eDiets.com in aggregate principal amount of $2,000,000. Interest accrues on the new note at a rate of twelve percent (12%) per annum, and at the rate of eighteen percent (18%) per annum during the continuance of an event of default. The new note will mature on the date that is ten business days following the first to occur of the following: (i) the closing date of the merger agreement with eDiets; (ii) March 31, 2013; or (iii) an event of default under the new note. If the merger agreement terminates, the Company will have the option to convert the new note into newly issued shares of common stock of eDiets.com at a conversion price of $0.54 per share.

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

On June 28, 2012, the Company finalized the asset purchase agreement with Seen on TV, LLC agreeing to (i) pay an additional $1,560,000 in cash, (ii) issue an additional 250,000 shares of restricted stock, (iii) issue 250,000 common stock purchase warrants, exercisable at $0.64 per share exercisable for three years from issuance, (iv) modifying the exercise price of the 50,000 common stock purchase warrants issued in May 2011 from $7.00 per share to $1.00 per share and extending their term, and (v) making five annual payments of $10,000 per year to a charitable organization designated by Seen on TV. This obligation was recorded with the current component of $10,000 being reported with accrued expenses and $40,000, the non-current portion, being reported as other liabilities – long-term. The Company agreed that so long as the seller owns at least 250,000 common shares received under the purchase agreement, if we were to issue additional shares of common stock, the seller will be entitled to receive additional shares sufficient to maintain their proportional ownership in the Company.  Under this provision, the Company issued an additional 284,757 common shares to the sellers as a result of our November 2012 and December 2012 Private Placements.

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

On August 9, 2012, we entered into a letter of intent with eDiets.com, Inc. for the acquisition of that company in a stock for stock transaction. On October 31, 2012, we entered into a definitive Agreement and Plan of Merger with eDiets.com, Inc. The terms of the Agreement Plan of Merger provide that we will issue 19,077,252 shares of our common stock to the stockholders of eDiets.com, Inc. in exchange for 100% of the outstanding shares of that company.  The closing of the transaction is subject to a number of conditions precedent, including, but not limited to:

•

the satisfactory completion of due diligence on each company by the other company,

•

the effectiveness of a registration statement on Form S-4 which was declared effective by the Securities and Exchange Commission on February 11, 2013, to register the shares of our common stock to be issued to the eDiets.com, Inc. stockholders, and

•

requisite approval of the transaction by the stockholders of eDiets.com, Inc.

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

In connection with this transaction, the Company has advanced eDiets.com, Inc. an aggregate of $2,000,000 through December 31, 2012, and an additional $205,000 on February 12, 2013, under unsecured 12% promissory notes payable on or before the earlier of 10 business days following the earlier of (i) the closing date of the merger agreement between the Company and eDiets.com, Inc., (ii) March 31, 2013, or (iii) an event of default under the terms of the notes.

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

Results of Operations for the Three Month and Nine Month Periods Ended December 31, 2012 as Compared to the Three Months and Nine Month Periods Ended December 31, 2011

A comparative summary of the source of our revenues generated for the periods presented is as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011

Heater sales	$4,502,589	77%	$1,841,696	71%	$4,502,589	65%	$1,841,696	55%
Other product sales	1,238,083	21%	618,836	24%	2,121,451	31%	1,233,117	37%
Speaking engagement fees	—	—	—	—	22,337	*	—	—
Infomercial production income	1,400	—	145,000	5%	46,150	1%	275,604	8%
Royalty fees	92,174	2%	—	—	179,674	3%	—	—
	$5,834,246	100%	$2,606,034	100%	$6,872,201	100%	$3,350,417	100%

———————

* Less than 1%

As detailed above, for the three months and nine months ended December 31, 2012, approximately 77% and 65% of our revenue, respectfully, was attributable to sales of our line of heater for which we contracted marketing and distribution rights. While there can be no assurance, management believes that continuing to develop a marketing strategy based upon distributing developed products for which the Company has ownership or licensing rights, will ultimately prove a successful strategy. Due primarily to this increase in focus on product sales, primarily heater products, rather than infomercial productions for third parties, revenue increased 124% and 105% for the three month and nine month periods ending December 31, 2012, over the comparable periods of the preceding year. The Company intends to continue to focus its efforts on the direct response marketing of identified products and shift its focus away from infomercial production. Selling prices and cost of sales of sales of the heaters remained relatively consistent between the periods presented.

It should be noted that sales revenue recognized on sales of our line of heaters represents a very significant portion of overall revenues as detailed above and are a seasonal line of products with little or no heater sales anticipated in our first and second fiscal quarters.

The increase in royalty fees reflects minimum fees due the Company resulting from its acquisition of the AsSeenOnTV.com URL, completed in June 2012. While there can be no assurance, it is hoped that these royalty fees will increase in the future as web-related revenues for those utilizing our website increase.

Cost of Revenue

Cost of revenues for the three months ended December 31, 2012, totaled $2,787,711 or 48% of related revenues compared to 54% of revenues for the three months ended December 31, 2011. This reduction was attributable primarily to the increase in heater sales as a percentage of total sales between the periods, with heater sales containing a higher gross margin percentage than other products offered during the periods.

Cost of revenues for the nine months ended December 31, 2012, totaled $3,821,018 or 56% of related revenues compared to 57% for the comparable period of the preceding year. This slight improvement in gross profit percentage was also attributable to the product mix between periods. Often the test marketing of new products will indicate that a particular product is not well received through a direct response program and the project will be dropped. This industry wide practice can, and often does, result in the recognition of costs for a particular product in excess of related revenues.

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

Operating Expenses

Operating expenses, consisting of selling and marketing expenses and general and administrative expenses, increased for both the three month and nine month periods ended December 31, 2012, over the comparable periods of the preceding year.

The increase in selling and marketing expense is directly attributable to the increase in product sales between the periods. Included in selling marketing expenses for the three month and six months ended December 31, 2012, is $150,281 attributable to a talent agreement dated November 19, 2012, with a two-year term. This agreement contains certain performance criteria which will significantly increase marketing expenses in future periods over the term of the agreement. Total expenses will be dependent on fair value valuations and meeting performance criteria.

General and administrative expenses increased 18% during our third quarter of the current year to $1,618,976 over the third quarter of the previous year which totaled $1,367,264. The principal component of this increase was salaries and salary related expenses as the Company has increased its in-house marketing staff to promote and accommodate a 126% increase in revenues between the periods. General and administrative expenses increased during the first nine months of our fiscal year to $3,884,910 from $3,167,795 for the same period of the prior year, a 23% increase between the periods. As with the quarter-over-quarter increase, a significant component of this increase was salaries and related expenses which increased approximately $165,000 between the periods, representing 13% of the total overall increase. Stock based compensation related to employee stock options remained relatively constant increasing to $309,675 from $283,199 for the prior year. Also included in the increase was insurance related expenses which totaled $145,336 during the current year compared to $62,714 for the nine month period ending December 31, 2011. This increase, totaling approximately $82,600 was due primarily to the Company’s implementation of an employee health insurance program and the increase in the general level of sales activity and requisite increase in the level of inventory related coverage.

General and administrative expenses declined as a percentage of revenue for both the three month and nine month periods ending December 31, 2012, compared to the prior year periods as a result of the increase in sales not requiring a corresponding increase in related support and administrative expenditures. While there can be no assurance, we expect this trend to continue as the Company’s revenues increase in the future.

Other Income and Expenses

Other (income) expense for the quarter and nine month periods ending December 31, 2012, totaled $14,236,770 and $10,336,927 respectively, compared to income recognized of $4,178,147 and expense of $6,524,235 for the comparable periods of the preceding year. The largest single component contributing to all these amounts was the income or expense recognized on the periodic revaluation of the fair value of financing related warrants outstanding at the end of each period that, based on their provisions, are carried as liabilities on the Company’s records. For the three month and nine month periods ending December 31, 2012, we recognized expense on periodic warrant revaluations of $13,473,948 and $8,790,512, respectively. These amounts compare to income recognized for comparable periods of the preceding year of $5,977,192 and $411,421, respectively. These periodic revaluations can, and most likely will, continue to result in significant, non cash, income or expense being recognized at the end of any given period depending on fluctuations in the market value of our stock on each reameasurement date.

Other income and expense for the three months and nine months ended December 31, 2011, included a loss of extinguishment of debt of $2,950,513 and income resulting from the revaluation of a derivative liability of $209,351, which did not occur in the comparable periods of the current year.

Interest expense for all periods presented represents the accretion to interest expense of debt discounts and debt issuance costs associated with debt financings of the Company. Interest expense recognized for the three months and nine months ended December 31, 2012, is primarily attributable to our $1,275,000 12% senior secured convertible note (Bridge Note) transaction which closed in September 2012. Interest expense recognized in the comparable periods in the prior year represented accretion attributable to a $750,000 convertible debenture issued in April 2011 and a $1,800,000 12% convertible debenture issued in August 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had approximately $4,162,000 in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through December 31, 2012 and have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes.  At December 31, 2012, we had an accumulated deficit of approximately $31,000,000.  The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the frequency and success of new and existing products.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management believes the Company has sufficient cash resources to sustain operations through at least February, 2014.

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

•

Investigating and pursuing transactions including mergers, and other business combinations and relationships deemed by the board of directors to present attractive opportunities to enhance stockholder value, including our pending merger with eDiets.com, Inc.

Net cash used in operating activities for the nine months ending December 31, 2012 totaled $4,536,612. This use of cash was due in large part to our net loss offset by non-cash expenses and increases in the balance in accounts receivable of $1,379,105 and inventories and inventory related advances totaling $914,756.  Both increases reflecting the overall 107% increase in our revenue levels between the periods. In addition, the Company increased prepaid expenses by $205,863. These uses of cash are directly related to increased sales levels and continued anticipated seasonal sales orders.

Cash used in investing activities during the nine months ending December 31, 2012 totaled $3,619,534 and included $2,000,000 in loans in the form of notes receivable from eDiets.com, Inc. made in connection with our pending merger transaction and $1,565,525 paid in connection with our intangible asset purchase of

AsSeenOnTV.com in June 2012. Both expenditures are related to transactions the Company views as strategic; the AsSeenOnTV URL providing a royalty stream and the pending eDiet transaction offering a potential significant increase in revenues as well as diversification within the direct response markets.

On November 14, 2012 (the “Initial Closing Date”), the Company entered into and consummated a securities purchase agreement with certain accredited investors (the “November 2012 Offering”) for the private sale of units at $50,050 per unit, each unit consisting of (i) 71,500 shares of common stock, par value $0.0001 per share and (ii) warrants to purchase 35,750 shares of Common Stock at an initial exercise price of $0.80 per share. Accordingly, for each $0.70 invested, investors received one share of Common Stock and one-half of a Warrant. On December 28, 2012 the Company completed the offering, selling a total of 145.6 Units and receiving aggregate gross proceeds of $7,287,200. The Company issued an aggregate of 10,410,285 shares of Common Stock and Warrants to purchase 5,205,143 shares of Common Stock to the investors pursuant to the November 2012 Offering.

The Warrants are exercisable at any time within three years from the Initial Closing Date at an exercise price of $0.80 per share with cashless exercise in the event a registration statement covering the resale of the shares underlying the Warrants is not in effect within the time period set forth in the securities purchase agreement. The Warrants also provide for weighted average anti-dilution protection in the event that any shares of Common Stock, or securities convertible into Common Stock, are issued at less than the exercise price of the Warrants during any period in which such Warrants are outstanding, subject to certain exceptions as set forth in the Warrants.

If during a period of twelve months from the completion of the November 2012 Offering, the Company issues additional shares of Common Stock or other equity or equity-linked securities (the “Additional Shares”) at a purchase, exercise or conversion price less than $0.70 (subject to certain exceptions and such price is subject to adjustment for splits, recapitalizations, reorganizations), then the Company shall issue additional shares of Common Stock to the investors so that the effective purchase price per share paid for the Common Stock included in the Units shall be the same per share purchase, exercise or conversion price of the Additional Shares.

The Company has provided the investors with “piggyback” registration rights with respect to the resale of the Common Stock and the shares of Common Stock issuable upon exercise of the Warrants.

The Company engaged National Securities Corporation, a registered broker dealer to serve as placement agent and the placement agent received (a) selling commissions aggregating 10% of the gross proceeds of the Offering, (b) a non-accountable expense allowance of 1% of the gross proceeds of the Offering to defray offering expenses, (c) five-year warrants to purchase such number of shares of Common Stock as is equal to 10% of the shares of Common Stock (i) included as part of the Units sold in this Offering at an exercise price equal to $0.70 per share, and (ii) issuable upon exercise of the Warrants sold in the November 2012 Offering at an exercise price equal to $0.80 per share, and (d) 100,000 restricted shares of Common Stock.

The sale of the units triggered the automatic conversion of the Bridge Notes discussed below, which converted into an aggregate of 2,190,140 shares of Common Stock and warrants to purchase an aggregate of 1,095,070 shares of Common Stock, exercisable at $0.80 per share. The warrants are exercisable for period of three years and contain the same terms as the Warrants defined above. The terms of the securities contained in the Units also triggered a weighted average ratchet anti-dilution adjustment on the warrants issued with the Bridge Notes and placement agent warrants issued in connection thereto. As such, the Company issued warrants to purchase an additional 1,137,735 shares of Common Stock to the former Bridge Note holders and warrants to purchase 227,546 shares of Common Stock to the placement agent. These warrants issued to the former Bridge Note holders and placement agent are exercisable at $0.77 per share through September 2015 and contain weighted average anti-dilution adjustment provisions.

The sale of the units also triggered purchase price protection provisions (the “2011 SPA Purchase Price Protection”) provided under the terms of the Company’s securities purchase agreement, dated October 28, 2011 (the “October 2011 SPA”) and warrants issued in connection with the October 2011 SPA were subject to full ratchet anti-dilution protection adjustment. As a result of the securities issued in the November 2012 Offering, the October 2011 SPA purchasers and warrant holders received an additional aggregate of 5,735,176 shares of Common Stock and warrants to purchase an additional 15,079,419 shares of Common Stock exercisable at $0.595 per share. These warrants include warrants issued to the Placement Agent in connection with its participation in the October 2011 SPA and related transactions.

During September 2012 we completed a private placement of 12% Senior Secured Convertible Notes (the “Bridge Notes”) in the aggregate principal amount of $1,275,000. The Bridge Notes were issued to 11 accredited investors and bear interest at a rate of 12% per annum and were payable on or before the maturity date. Principal and accrued interest on the Bridge Notes automatically converted into securities identical to those sold to investors in the November 2012 Offering at a conversion price equal to 85% of the securities sold under the November 2012 Offering.

The indebtedness evidenced by the Bridge Notes was senior to, and had priority in right of payment over, all indebtedness of Company outstanding. Each investor also received a Bridge Warrant exercisable for a period of three years to purchase a number of shares of the Company’s Common Stock equal to the quotient obtained by dividing 50% of the principal amount of the Bridge Note held by the holder by the conversion price of the Bridge Note. Furthermore, the Bridge Warrants contain certain cashless exercise rights if after the six month anniversary of the initial exercise date of each Bridge Warrant there is no effective registration statement registering for the resale of the shares underlying the Bridge Warrants.  The Bridge Warrants also provide for weighted average ratchet anti-dilution protection.

In connection with the issuance of the Bridge Notes, Company engaged National Securities Corporation, a registered broker dealer, to act as the Company’s exclusive agent for the offering and paid a cash placement fee equal to 10% of the aggregate gross proceeds from the sale of Bridge Notes sold to investors. As additional compensation, the Company issued to the placement agent, for nominal consideration, common stock purchase warrants equal to 10% of the number of shares of Common Stock issuable upon conversion of the Bridge Notes at an exercise price equal to $0.80 per share. The warrants provide the holder thereof with immediate cashless exercise rights and “weighted average” price protection right consistent with the terms of the Warrants and are exercisable for three years.

We received net proceeds of approximately $1,117,825 after payment of an aggregate of $127,500 of commissions and expense allowance to the placement agent, and approximately $29,675 of other offering and related costs in connection with the private placement.

In connection with this transaction, the Company recognized a total debt discount of $1,249,793, comprised of a recognized beneficial conversion feature of $533,032 and the fair value of detachable warrants totaling $458,825.  As the Bridge Notes automatically converted into securities issued under the November 2012 Offering, the discount is being accreted to interest expense over a two month period.  Accordingly, we recognized $1,249,793 in related interest as of December 31, 2012.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on December 31, 2012:

Operating Leases
Year 1	$97,335
Year 2	100,255
Year 3	—
Year 4	—
Year 5	—
$197,590

Base rent (income) expense recognized by the Company, all attributable to its headquarters facility, totaled $24,342 and $73,206 for the three month and nine month periods ending December 31, 2012, respectively, and $(48,970) and $13,752 for the three month and nine month periods ending December 31, 2011, respectively.

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

Share-Based Payments and Warrants

We recognize share-based compensation expense on stock option awards. Compensation expense is recognized on that portion of option awards that are expected to ultimately vest over the vesting period from the date of grant. Employee options granted vest over their requisite service periods. We granted no stock options or other equity awards which vest based on performance or market criteria. We had applied an estimated forfeiture rate of 10% to all share-based awards, which represents that portion we expected would be forfeited over the vesting period. We reevaluate this analysis periodically and adjust our estimated forfeiture rate as necessary.

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

Subsequent Events

See footnote 16 to the notes to the Unaudited Condensed Consolidated Financial Statements included in this report.

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

Our management determined an error existed in our unaudited financial statements at September 30, 2012 and for the three and six months then ended which caused us to restate our financial statements for those periods.  This error resulted from a failure to identify and account for the expiration of the down-round anti-dilution   provision used in determining the amount of a warrant liability.  As a result of this error, our management, including our Chief Executive Officer and Chief Financial Officer, have subsequently concluded that our disclosure controls and procedures were not effective at December 31, 2012 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms a (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  Following the discovery of this accounting error we have added additional procedures which we believe will remediate this weakness in our disclosure controls and procedures in future periods.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger effective May 28, 2010 (1)
2.2	Agreement and Plan of Merger by and Among As Seen On TV, Inc., eDiets Acquisition Company and eDiets.com, Inc. dated October 31, 2012 (17)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation dated April 18, 2008 (2)
3.3	Amendment to Articles of Incorporation dated August 5, 2010 (increase in authorized common stock) (14)
3.4	Amendment to Articles of Incorporation effective October 28, 2011 (name change and reverse split) (11)
3.5	Bylaws (2)
4.1	Form of Series A, B and C Warrant 2010 (1)
4.2	Form of Placement Agent Warrant 2010 (1)

4.3	Convertible Promissory Note issued to Steven Rogai (1)
4.4	Form of Series A-1, B-1 and C-1 Warrant (14)
4.5	Convertible Debenture dated April 8, 2011(5)
4.5.1	Amendment to Convertible Debenture dated April 8, 2011 (10)
4.6	Form of Convertible Debenture issued August 29, 2011 (10)
4.7	Form of Warrant issued August 29, 2011 (10)
4.8	Form of Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
4.9	Form of Placement Agent Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
4.10	Form of Common Stock Warrant issued under Securities Purchase Agreement dated October 28, 2011 (11)
4.11	Form of 12% Senior Secured Convertible Note (15)
4.12	Form of Warrant issued under Securities Purchase Agreement dated September 7, 2012 (15)
4.13	Form of Placement Agent Warrant issued under Securities Purchase Agreement dated September 7, 2012 (15)
4.14	Form of Warrant issued under Securities Purchase Agreement dated November 14, 2012 (18)
4.15	Form of Placement Agent Warrant issued under Securities Purchase Agreement dated November 14, 2012 (18)
10.1.1	Services Agreement with Kevin Harrington (8)
10.1.2	Employment Agreement with Steve Rogai (8)
10.1.3	Employment Agreement with Dennis Healey (8)
10.1.4	Form of Independent Director Agreement (8)
10.1.5	Form of Lock Up Agreement dated November 5, 2012 (19)
10.2	Executive Equity Incentive Plan (3)
10.3	Non Executive Equity Incentive Plan (3)
10.5	Form of 2010 Private Placement Subscription Agreement (14)
10.6	Form of October 2010 Private Placement Subscription Agreement (14)
10.7	Infomercial Production and Brand License Agreement (7)
10.8	Securities Purchase Agreement dated April 11, 2011 (5)
10.9	Securities Purchase Agreement dated May 27, 2011 (6)
10.10	Severance, Consulting and Release Agreement dated March 23, 2011 (14)
10.11	Securities Purchase Agreement effective August 29, 2011 (10)
10.12	Notice, Consent, Amendment and Waiver Agreement between the Company and a majority of the Purchasers under the Securities Purchase Agreement dated May 27, 2011, effective August 29, 2011 (10)
10.13	Securities Purchase Agreement dated October 28, 2011 (11)
10.14	Asset Purchase Agreement dated June 28, 2012 (12)
10.15	Stratcon Partners, LLC Agreement dated December 6, 2011 (13)
10.16	Purchasing and Marketing Agreement with Presser Direct(14)
10.17	Securities Purchase Agreement dated September 7, 2012 (15)
10.18	Senior Promissory Note issued by eDiets.com, Inc. dated September 7, 2012 (16)
10.19	Securities Purchase Agreement dated November 14, 2012 (18)
21.1	List of subsidiaries of the Company (14)
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)

32.2		Certification Pursuant to Section 1350 (Provided herewith)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(12)

Incorporated by reference to Form 8-K dated June 28, 2012 filed on July 5, 2012.

(13)

Incorporated by reference to Form 8-K dated December 6, 2011 filed on December 12, 2011.

(14)

Incorporated by reference to Form S-1 Registration Statement (333-170778).

(15)

Incorporated by reference to Form 8-K dated September 20, 2012 filed on September 25, 2012.

(16)

Incorporated by reference to Form 8-K dated September 7, 2012 filed on September 19, 2012.

(17)

Incorporated by reference to Form 8-K dated October 31, 2012 filed on October 31, 2012.

(18)

Incorporated by reference to Form 8-K dated December 28, 2012 filed on January 3, 2013.

(19)

Incorporated by reference to Form 8-K dated November 14, 2012 filed on November 16, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2013

As Seen On TV, Inc.

/s/ STEVEN ROGAI
Steven Rogai,
Chief Executive Officer

/s/ DENNIS W. HEALEY
Dennis W. Healey
Chief Financial Officer
(Principal Financial Officer)