Form 10-K
period 2013-03-31
As Seen On TV, Inc.
filed 2013-06-28
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

COMMISSION FILE NUMBER: 000-53539

As Seen On TV, Inc.
(Exact name of registrant as specified in its charter)

Florida	80-0149096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14044 Icot Boulevard, Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:	(727) 288-2738

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NOT APPLICABLE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.0001 PER SHARE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $19,588,967 on September 28, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   71,282,066 shares of common stock are issued and outstanding as of June 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

•	failure to achieve the expected benefits of the merger with eDiets,
•	failure to achieve or sustain profitability,
•	our history of losses,
•	the payment of registration rights penalties which will reduce our cash,
•	risks associated with the direct response television industry,
•	failure of manufacturers and services providers to deliver products or provide services in a cost effective and timely manner,
•	eDiets’ dependence on third party food providers,
•	product liability claims,
•	lack of intellectual property protection for “As Seen On TV”,
•	our failure to find or market new products,
•	changing consumer preferences,
•	eDiets’ dependence on network infrastructure,
•	adequate protection of confidential information,
•	potential litigation from competitors and health related claims from customers,
•	a limited market for our common stock,
•	the application of “penny stock” rules to trading in our common stock,
•	market overhang and volatility in the trading price of our common stock, and
•	terms of securities issued in prior transactions which will be dilutive to our shareholders and cause us to incur non-cash expenses and gains.

You should read thoroughly this Annual Report on Form 10-K and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including, but not limited to, those made in Part I of this Annual Report on Form 10-K under “Item 1A. Risk Factors.” Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this Annual Report on Form 10-K the terms “ASTV,” the “Company,” “we,” “our,” “us,” and similar terms refers to As Seen On TV, Inc., a Florida corporation, and our subsidiaries, including eDiets.com, Inc., a Delaware corporation (“eDiets”), TV Goods, Inc., a Florida corporation and Tru Hair, Inc., a Florida corporation. In addition, “fiscal 2013” refers to the year ended March 31, 2013, “fiscal 2012” refers to the year ended March 31, 2012 and “fiscal 2014” refers to the year ending March 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our websites at www.astvinc.com, www.asseenontv.com, www.truhair.com and www.ediets.com are not part of this Annual Report on Form 10-K.

PART I

ITEM 1.

BUSINESS.

Overview

As Seen On TV, Inc. (“ASTV”, “we”, or the “Company”) is a direct response marketing company and owner of AsSeenOnTV.com and eDiets.com. We identify, develop and market consumer products for global distribution via TV, Internet and retail channels. Following our February 2013 acquisition of eDiets.com, Inc. (“eDiets”), our business is organized along two segments. The As Seen On TV (“ASTV”) segment is a direct response marketing company that identifies and advises in the development and marketing of consumer products. The eDiets segment is a subscription-based nationwide weight-loss oriented digital subscription and meal delivery service. In fiscal 2013, the ASTV and eDiets segments represented approximately 92% and 8%, respectively, of our annual net revenues. Our fiscal 2013 net revenues included one month revenues from eDiets’ of approximately $794,000.

Since closing the acquisition of eDiets, we have begun implementing internal changes which, when completed, will permit us to operate as a combined organization, utilizing common information and communication systems, operating procedures, financial controls and human resources practices.

ASTV segment

ASTV generates revenues primarily from three channels: direct response sales of consumer products, sale of consumer products through a “live-shop” TV venue and ownership of the url, AsSeenOnTV.com, which operates as a web based outlet for our Company and other direct response businesses. In addition, ASTV generates limited revenue through the production of infomercials for third parties and direct response related speaking engagements.

Inventors and entrepreneurs submit products or business concepts for our review. Once we identify a suitable product or concept, we negotiate to obtain global marketing and distribution rights. These marketing and distribution agreements stipulate profit sharing, typically in the form of a royalty to the inventor or product owner. As of the date of this Annual Report on Form 10-K, we have marketed several products with limited success.

Industry

Direct response marketing is a form of marketing designed to solicit a direct response which is specific and quantifiable. The delivery of the response is direct between the viewer and the advertiser, as the customer responds to the marketer directly. In direct response marketing, marketers use broadcast media to get customers to contact them directly. Cable networks represent the traditional conduit for direct response television programming. Historically, direct response television programming has aired on cable networks during off-peak periods. The deregulation of the cable television industry in 1984 and the resulting proliferation of channels dedicated to particular demographic units, pursuits or lifestyles have created additional opportunities for direct response programming. We believe the continued growth of satellite and cable subscribers has positioned direct response television as an effective marketing channel with significant domestic and international growth prospects.

The leading product categories for direct response television programs include:

•

cosmetics,

•

fitness/exercise products,

•

diet/nutrition products,

•

kitchen tools and appliances,

•

self-improvement/education/motivation courses, and

•

music and home videos/DVDs.

Typically direct response television programs incorporate an infomercial in either short form (30 seconds to five minutes) or long form (approximately 30 minutes) direct response programs. The formats discuss and demonstrate products and provide a toll-free number or website for viewers to purchase. Direct response television marketing can create rapid customer awareness and brand loyalty.

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

Product development and marketing

We provide resources to develop consumer products from initial concepts to global distribution. We do not manufacture products. We solicit product submissions through numerous sources including inventors, product owners, design companies, manufacturers, advertising and media agencies, production houses, and trade shows. We employ internal methodology utilizing several selection criteria to evaluate product submissions. Each product is graded on its internal system; points are awarded for various factors such as product design, application, target market, retail price, competitive products, and proprietary nature of the product. The selection process may include market tests in which the potential market demand for a product is quantified on the basis of its performance in certain test markets. Upon our acceptance, we attempt to negotiate exclusive marketing rights for both domestic and international marketing channels.

Once we have obtained these marketing rights, we typically design a direct response marketing test campaign to gauge potential market demand. Under a test campaign, an infomercial spot is placed on a limited basis on local cable outlets. Employing internal standards, we evaluate the spot for market viability. Upon completion of a successful test, we coordinate a comprehensive campaign geared to a national audience. In this manner, we seek to allot resources to products which appeal to consumers, and limit resources devoted to products which may not prove viable.

We design, create and produce direct response marketing campaigns primarily in the form of infomercial programming. We seek to maintain a low cost structure. We do not incur any expense for product research and development (excluding costs associated with our selection and testing process). We internally perform product testing, marketing development, media buying and direct response television production and outsource to third parties functions such as manufacturing, order processing and fulfillment. While there are no guarantees that a product will be successful, we believe that this allows us to reduce our risk by controlling variable costs.

We believe media exposure of a direct response television campaign can reduce barriers to gain access to retail outlets which can increase profitability for a consumer product. Viable consumer products possess customer awareness and brand loyalty. We seek to extend product lifecycles through other distribution channels such as home shopping channels and retail outlets. Thereafter, we seek to penetrate retail outlets which include the Internet, retail, catalog, radio and print.

Supply and distribution

We typically work with third party distributors, suppliers and manufactures on a per order basis. In the event that a manufacturer is unable to meet supply or manufacturing requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. In most cases, alternative sources are readily available and we have established working relationships with several third party distributors, suppliers and manufacturers. We also rely on third party carriers for product shipments, including shipments to and from distribution facilities.

We have a contractual arrangement with a third party, Delivery Agent, LLC, under which Delivery Agent, LLC manages and fulfills all sales that take place over the internet of third party products on our website AsSeenOnTV.com. Under that arrangement, we do not recognize the total revenue from the transaction but rather Delivery Agent, LLC, pays us a fee calculated as a percentage of net product sales, defined as total sales of products and Orders On Demand (OOD) offers on the website, less amounts attributable to returns. In the direct response industry, purchased items are generally returnable for a certain period of time after purchase. We believe that our return experience is within the customary range for the direct response industry.

eDiets segment

eDiets develops and markets Internet-based diet and fitness programs. eDiets offers a subscription-based nationwide weight-loss oriented meal delivery service and it has been offering digital subscription-based plans in the United States since 1998, when it launched its first diet plan. Digital diet plans are personalized according to an individual’s weight goals, food and cooking preferences, and include the related shopping lists and recipes. eDiets offers a variety of different digital diet plans, including internally developed plans and online personalized meal plans based upon intellectual property licensed from third parties. eDiets generates revenue primarily in two ways: a nationwide weight-loss oriented meal delivery service and sales of digital weight-loss programs.

In addition to a meal delivery product or a digital diet plan, subscribers receive access to support offerings including interactive online information, communities and education as well as telephone and online support. Meal delivery subscribers generally purchase a full week, or five days, of prepared breakfasts, lunches, and dinners, supplemented by snacks, that are generally shipped to arrive within two or three days. Digital subscription programs ranging from four weeks to 52 weeks are billed in advance in varying increments of time. Substantially all digital subscribers purchase programs via credit/debit cards, with renewals billed automatically, until cancellation. eDiets also offers message boards on various topics of interest to its subscribers, online meetings presented by a dietitian and customer service representatives.

Industry

The weight loss industry in the U.S. is large and continues to grow. According to Marketdata Enterprises, Inc. in a 2011 report, eDiets’ particular segment, the online dieting market, was estimated to grow from approximately $990.0 million in 2010 to $1.2 billion in 2014. We believe the growing population of overweight and obese people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their lives is driving the growth of weight-loss solutions. We also believe eDiets’ comprehensive and integrated weight-loss offerings, which include its fresh-prepared meal delivery service and personalized online subscription-based plans, position eDiets in serving both consumers and businesses.

Marketing

eDiets pays to advertise its services through cable television placements, online paid and natural search programs, Web affiliate programs, third party online banners, and print advertising campaigns. In addition, eDiets advertises on its websites and in its email newsletters. Over the last few years eDiets’ cost to acquire subscribers through banner advertisements on the major online portals has risen as a result of rapidly rising online advertising rates. eDiets has responded by shifting an increasing percentage of its advertising budget to television and paid search programs. eDiets typically experiences its weakest conversion rates during the fourth calendar quarter due to the November and December holiday season, and it moderates its advertising expenditures accordingly.

Websites and technology

eDiets’ data centers are located within two secure tier 1 collocation facilities in Chicago, Illinois and Lithia Springs, Georgia. The facilities provide it with ready access to increased network bandwidth, improved redundancy, security, and disaster recovery and 24-hour onsite management and support. Although the facilities provide eDiets with increased security and reliability, there can be no assurance that eDiets will not experience an interruption in service. To the extent that service is interrupted or delayed, it could experience a decrease in traffic, loss of customers and harm to our reputation. However, we believe that we could secure alternate technology infrastructure vendors rapidly at substantially similar cost to us.

Competition

The direct response marketing industry is a large, fragmented and competitive industry. The United States direct response marketing industry has a diverse set of channels, including direct mail, telemarketing, television, radio, newspaper, magazines and others. The list of market leaders fluctuates constantly. Companies marketing popular products dominate the airwaves and control media time. Furthermore, established brick-and-mortar retail competitors have recently made efforts to sell products through direct response marketing channels. Several competitors, including All Star Marketing Group, Telebrand Corp. and Hampton Direct, Inc. are significantly larger and have greater financial resources than we do and may be able to devote greater resources for the development and promotion of their services and products. We believe the principal competitive factors include authenticity of information, unique content and distinctiveness and quality of product, brand recognition and price.

The eDiets segment faces significant competition. In the online subscription diet business its most significant competitor is www.weightwatchers.com, which is owned by Weight Watchers® International. eDiets also competes with privately-held Waterfront Media, Inc., which operates a variety of diet and self-help-oriented websites including www.southbeachdiet.com, and with the WebMD® Weight Loss Center operated by WebMD, Inc. In the meal delivery business eDiets competes with Nutrisystem, Inc. and Jenny Craig, Inc. as well as others. Many of eDiets’ competitors in the weight loss industry, including Nutrisystem, Inc. and Jenny Craig, Inc., are significantly larger and have greater financial resources than we do and may be able to devote greater resources for the development and promotion of their services and products. eDiets mainly competes in the areas of program efficacy, price, taste, customer service and brand recognition.

Intellectual property

Our success depends on the goodwill associated with our trademarks and other proprietary intellectual property rights. We attempt to protect our intellectual property and proprietary rights through a combination of trademark, copyright and patent law, trade secret protection and confidentiality agreements with our employees and marketing and advertising partners. We pursue the registration of our domain names, trademarks and service marks and patents in the United States and abroad.

We have received U.S. trademark registration with the United States Patent and Trademark Office (the USPTO) for U.S. trademarks for “TV Goods”, “TruHair by Chelsea Scott”, and PITCH TANK®. We license the U.S. trademark for “Kevin Harrington” from an entity controlled by Kevin Harrington, our senior executive officer and director.

A substantial amount of uncertainty exists concerning the application of the intellectual property laws to the Internet and there can be no assurance that existing laws provide adequate protection of proprietary intellectual property. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate copyrights, trademarks, service marks and similar proprietary rights.

In addition to www.astvinc.com, www.asseenontv.com, www.ediets.com and www.truhair.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Government regulation

There is an increasing number of laws and regulations being promulgated by the United States government, governments of individual states and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations have been or may be adopted with respect to the Internet relating to:

•

liability for information retrieved from or transmitted over the Internet;

•

online content regulation;

•

commercial e-mail;

•

visitor privacy; and

•

taxation and quality of products and services.

Moreover, the applicability to the Internet of existing laws governing issues such as:

•

intellectual property ownership and infringement;

•

consumer protection;

•

obscenity;

•

defamation;

•

employment and labor;

•

the protection of minors;

•

health information; and

•

personal privacy and the use of personally identifiable information.

The Federal Trade Commission (“FTC”) has adopted regulations and guidelines regarding the collection and use of personally identifiable consumer information obtained from individuals when accessing websites, with particular emphasis on access by minors. Such regulations include requirements that companies establish certain procedures to, among other things:

•

give adequate notice to consumers regarding the type of information collected and disclosure practices;

•

provide consumers with the ability to have personally identifiable information deleted from a company’s database;

•

provide consumers with access to their personal information and with the ability to rectify inaccurate information;

•

notify consumers of changes to policy and procedure for the use of personally identifiable information;

•

clearly identify affiliations with third parties that may collect information or sponsor activities on a company’s website; and

•

obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

These regulations also include enforcement and redress provisions. We have implemented programs designed to enhance the protection of the privacy of our visitors and comply with these regulations. However, the FTC’s regulatory and enforcement efforts may adversely affect its ability to collect personal information from visitors and customers and therefore limit its marketing efforts.

Due to the global nature of the Internet, it is possible that, although transmissions by our Company over the Internet originate primarily in the United States, the governments of other foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. In the future, these laws may be modified or new laws may be enacted. We may unintentionally violate these laws to the extent that our transmissions are sent to or made available in these jurisdictions. Like domestic regulations that may apply to our activities, even if compliance is possible the cost of compliance may be burdensome. Any of these developments could cause our business to suffer. In addition, as our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. We have not qualified to do business as a foreign corporation in any jurisdiction, except Florida and Delaware. This failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions.

This area is uncertain and developing. Any new legislation or regulation or the application or interpretation of existing laws may have an adverse effect on our business. Even if our activities are not restricted by any new legislation, the cost of compliance may become burdensome, especially as different jurisdictions adopt different approaches to regulation.

In addition, each of our segments are subject to particular government regulation specific to its business as described below.

ASTV segment

ASTV’s business is subject to a number of governmental regulations, including the Mail or Telephone Order Merchandise Rule and related regulations of the FTC. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, imported merchandise is subject to import and customs duties and, in some cases, import quotas.

eDiets segment

Content may be accessed on eDiets’ website and this content may be downloaded by visitors and subsequently transmitted to others over the Internet. This could result in claims made against us based on a variety of theories, including, but not limited to, tort, contract and intellectual property violations. We could also be exposed to liability with respect to content that may be posted by visitors. It is also possible that if any information contains errors or false or misleading information or statements, third parties could make claims against us for losses incurred in reliance upon such information. In addition, eDiets may be subject to claims alleging that, by directly or indirectly providing links to other websites, eDiets is liable in tort, contract or intellectual property, for the wrongful actions of third party website operators. The Communications

Decency Act of 1996, as amended, provides that, under certain circumstances, a provider of Internet services shall not be treated as a publisher or speaker of any information provided by a third-party content provider. This safe harbor has been interpreted to exempt certain activities of providers of Internet services. However, as a result of certain of eDiets’ activities, we may be prevented from being able to take advantage of this safe harbor provision. Any claims brought against us in this respect may have a material and adverse effect on our business.

The FTC and certain states’ regulatory authorities regulate advertising and consumer matters such as unfair and deceptive trade practices. The FTC renewed its focus on claims made in weight-loss advertisements, announcing, for example, guidelines effective December 2009 concerning the use of endorsements and testimonials in advertising. In addition, the State of Florida, where our corporate offices are located, regulates certain marketing and disclosure requirements for weight loss providers. The nature of eDiets’ interactive Internet activities may subject us to similar legislation in a number of other states. Although we intend to conduct our operations in compliance with applicable regulatory requirements and regularly review our operations to verify compliance, we cannot ensure that aspects of our operations will not be reviewed and challenged by the regulatory authorities and that if challenged that we would prevail. Furthermore, we cannot ensure that new laws or regulations governing weight loss and nutrition services providers will not be enacted, or existing laws or regulations interpreted or implied in the future in such way as to cause harm to our business.

In addition, eDiets generates advertising revenue from third-party banner impressions on its website. These advertisements can be weight-loss related. Any regulations or enforcement actions that adversely affect the companies which advertise on eDiets’ website may indirectly have an adverse effect on us through either lower advertising budgets at those companies, redirected marketing campaigns or restrictions on the type of advertisements that these companies run.

eDiets relies to varying degrees on online advertising and e-mail in its marketing efforts. The use of e-mail advertising may become less effective in the future for a number of reasons. Some of these reasons are regulatory, as legislators attempt to address problems related to perceived deceptive practices in unsolicited bulk e-mails. For example, the Federal CAN-SPAM Act of 2003, which became effective January 1, 2004, places requirements on certain commercial e-mail activity relating to, among other things, making conspicuous and effective opt-out procedures available to the recipient and the identification and location of the sender. eDiets has implemented procedures to ensure compliance with the Federal CAN-SPAM Act of 2003, but future legislation or regulatory developments under existing laws may have a negative impact on our ability to advertise by e-mail. E-mail advertising also may become less effective in the future for non-regulatory reasons, including the sheer volume of unsolicited e-mail being received, increased use of “white lists” through which only pre-approved sender addresses are not filtered, and other e-mail filtering systems which may become more robust in response to recent viruses and worms circulating on the Internet.

Furthermore, we cannot provide any assurance that future regulation of commercial e-mail will not also impose significant costs or restrictions on even subscriber-based or “opt-in” e-mail services such as the eDiets newsletter service. As part of the public debate on commercial e-mail regulations, for example, some have advocated an electronic stamp program applicable to commercial e-mail generally, and it is unclear what exceptions, if any, there would be under such a program for a periodic newsletter service such as ours if such a program were passed as legislation.

In addition, eDiets faces an inherent risk of exposure to product liability claims if the use of its prepared meal delivery products and nutritional supplements result in illness or injury. Further, eDiets is subject to various laws and regulations, including those administered by the United States Department of Agriculture and the U.S. Food and Drug Administration.

Employees

At June 21, 2013, we employed 22 full-time employees of which 4 are senior management. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes or any difficulty in recruiting staff for operations.

Our history

We are a Florida corporation organized in November 2006 under the name “H&H Imports, Inc.” On October 27, 2011, we changed our corporate name to “As Seen On TV, Inc.” On May 28, 2010, we completed an Agreement and Plan of Merger with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and our wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of our Company. The transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”)

805 whereby TV Goods became the accounting acquirer (legal acquiree) and our Company was treated as the accounting acquiree (legal acquirer). Concurrent with the effective date of the reverse recapitalization transaction, we adopted the fiscal year end of the accounting acquirer, March 31.

On May 27, 2011, we entered into a binding letter agreement with Seen on TV, LLC, an unaffiliated Nevada limited liability company, and Ms. Mary Beth Gearhart (formerly Fasano), its President. The letter agreement provided that we would obtain ownership of certain Seen on TV intangible assets, primarily consisting of the domain names “asseenontv.com” and “seenontv.com”. Upon entering into the binding letter agreement, we issued 250,000 shares of our common stock, with a fair value of $500,000 on the contract date, and an initial cash payment of $25,000 to Ms. Gearhart. In addition, we granted warrants to purchase 50,000 shares of our common stock, initially exercisable at $7.00 per share, for a period of three years with a grant date fair value of $162,192. Further, we agreed to make five additional monthly payments of $5,000 to the seller and a $10,000 contribution to a designated charitable contribution, all of which payments were made. All payments made under the initial letter agreement, including the fair value of securities and an additional $7,000 paid to the UK for use of the URL “asseenontv.co.uk” totaled $729,450. On June 28, 2012, we finalized the asset purchase agreement with Seen on TV, LLC, agreeing to:

•

pay an additional $1,560,000 in cash,

•

issue an additional 250,000 shares of our common stock,

•

issue 250,000 common stock purchase warrants, exercisable at $0.64 per share for three years from issuance,

•

modifying the exercise price of the 50,000 common stock purchase warrants issued in May 2011 from $7.00 per share to $1.00 per share and extending their term, and

•

making five annual payments of $10,000 per year to a charitable organization designated by Seen on TV.

We agreed that so long as Ms. Gearhart owns at least 250,000 shares of our common stock received under the purchase agreement, if we were to issue additional shares of common stock, Ms. Gearhart will be entitled to receive additional shares sufficient to maintain her proportional ownership in our Company. As a result of private placements of our securities that we completed in November 2012 and December 2012, the Company issued an additional 284,757 shares of common stock and as a result primarily of the eDiets acquisition, is obligated to issue an additional 316,267 shares of common stock as of March 31, 2013.

On February 28, 2013, we acquired 100% of the outstanding stock of eDiets pursuant to the terms and conditions of the Agreement and Plan of Merger by and among our company, eDiets Acquisition Company, a Delaware corporation and wholly owned subsidiary of our Company, and eDiets.com, dated October 31, 2012 (the “eDiets Acquisition”). At closing, we issued an aggregate of 19,077,270 shares of our common stock, at the ratio of 1.2667 shares of our common stock for each outstanding share of eDiets’ common stock, to the eDiets’ shareholders. Following the closing, eDiets became a wholly owned subsidiary of our Company.

The total purchase price for eDiets was approximately $15.1 million. The purchase price consisted of approximately (i) $2.4 million in cash, (ii) $11.1 million in the Company’s common stock, valued based on the closing price of the stock on February 28, 2013, (iii) $0.9 million representing the fair value of the Company’s options issued to eDiets’ employees and warrants issued to eDiets consultants, and (iv) assumed liability of $600,000 in principal and $92,057 of related accrued interest in eDiets notes payable to related parties converted into 988,654 shares of common stock at $0.70 per share in accordance with the agreement and 494,328 warrants of the Company. In accordance with accounting standards of business combinations, we accounted for the acquisition of eDiets under the acquisition method. Under the acquisition method, the acquired assets and liabilities assumed at the date of acquisition were recorded in the consolidated financial statements at their respective fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. eDiets’ results of operations are included in our consolidated financial statements from the date of acquisition.

ITEM 1A.

RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this Annual Report on Form 10-K before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

Our auditors have reported that there are substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $13.6 million as of March 31, 2013. Prior to the closing of the acquisition, eDiets reported net losses for all interim periods in 2012 and for the years ended December 31, 2011, 2010 and 2009. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues and/or reducing our operating expenses. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we would be required to raise additional debt or equity financing. Such financing, if available, may dilute our shareholders’ ownership interest in our Company. If we raise capital in the future by issuing additional securities, shareholders may experience dilution and a decline in the value of their shares of our common stock.

There are no assurances we will realize the anticipated benefits of the acquisition of eDiets.

In February 2013 we closed our acquisition of eDiets. The future success of the merger will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining the ASTV and eDiets segments. We are in the early stages of integrating eDiets’ operations into our historical operations. The integration of the two companies will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. In addition, we may not achieve anticipated synergies or other benefits of the merger. The combined company may encounter the following difficulties, costs and delays involved in integrating these operations:

•

failure to integrate the two companies’ businesses and operations;

•

failure to successfully manage relationships with customers and other important relationships;

•

failure of customers to continue using the services of the combined company;

•

difficulties in successfully integrating the management teams and employees of our company and eDiets;

•

challenges encountered in managing larger operations;

•

the loss of key employees;

•

failure to manage the growth and growth strategies of both companies;

•

diversion of the attention of management from other ongoing business concerns;

•

potential incompatibility of technologies and systems;

•

potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the merger; and

•

potential incompatibility of business cultures.

If the combined company’s operations after the merger do not meet the expectations of the customers of our company and eDiets before the merger, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition. If the management team is not able to develop strategies and implement a business plan that successfully addresses these difficulties, we may not realize the anticipated benefits of the merger. In particular, we are likely to realize lower earnings per share, which may have an adverse impact on our Company and the market price of our common stock.

We may never achieve or sustain profitability.

We may continue to incur losses as we attempt to develop and expand our operations and to market and sell our products. We entered into the merger with eDiets in part because of expected synergies with that company, including operating a larger entity with greater critical mass of direct response marketing which could reduce the media buying pricing for the combined company and lower expenses due to an elimination in certain duplicate administrative costs, such as finance, legal, and marketing. There are no assurances; however, these expected cost savings will materialize. While we expect that our revenues will increase following the merger with eDiets as a result of consolidating that company’s results of operations with ours, because of the uncertainty regarding the scope of increased revenues and expected cost savings, there are no assurances that we will ever achieve or sustain profitability.

We have reported operational losses since inception, eDiets has a history of losses, and we cannot anticipate with any degree of certainty what our revenues will be in future periods.

At March 31, 2013, we had a cash balance of approximately $2.4 million and a working capital deficit of $9.6 million. Substantially all of our cash balance at March 31, 2013 was due to the completion of a series of private placements beginning in May 2011. Our results of operations for fiscal 2013 include revenues from eDiets for the month of March 2013. Even if we are able to substantially increase revenues and reduce operating expenses following the eDiets merger, it is likely we will need to raise additional capital. In order to continue operating, the combined company will need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. In the past, both companies have actively pursued a variety of funding sources including private offerings and have consummated certain transactions in order to address their respective capital requirements. However, we may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

We have to satisfy registration rights provisions under a 2010 Private Placement and we are obligated to make pro rata payments to the subscribers of the 2010 Private Placement in an amount equal to the aggregate amount of $156,000.

Under the terms of a private placement conducted in 2010 (the “2010 Private Placement”), we provided that we would use our best reasonable effort to cause a registration statement to become effective within 180 days of the termination date of the offering. We failed to comply with the registration rights provision and are obligated to make pro rata payments to the subscribers under the private placement in an amount equal to the aggregate amount of $156,000. The payment of this amount remains due and, when paid, will reduce our available cash and could adversely impact funds available for operations.

Our operations are subject to the general risks of the direct response television industry including product liability claims, the amounts of which could exceed our insurance coverage.

Our operations could be impacted by both genuine and fictitious claims regarding products we market. Although primarily all of the consumer products we market are not our property, we could potentially suffer losses from a significant product liability judgment against us. Any such significant product liability judgment could also result in a loss of consumer confidence in our products as well as an actual or perceived loss of value of our brand, materially impacting consumer demand. Although we carry a limited amount of product liability insurance, the amount of liability from product liability claims may exceed the amount of any insurance proceeds received by us. If we should be required to pay a product liability claim in excess of our insurance coverage, our working capital would be adversely impacted in future periods.

Our business would be harmed if manufacturers and service providers are unable to deliver products or provide services in a timely and cost effective manner, or if we are unable to timely fulfill orders.

While eDiets’ mail delivery foods are provided under a multi-year agreement with a commercial food supplier, we do not have any long-term contracts with manufacturers, suppliers or other service providers for our direct response products. We do not produce or manufacture the products we market, and we utilizes third party companies to fulfill consumer orders and provide telemarketing services. If any manufacturer or supplier is unable, either temporarily or permanently, to manufacture or deliver products or provide services to us in a timely and cost effective manner, it could have an adverse effect on our financial condition and results of operations. Our ability to provide effective customer service and efficiently fulfill orders for merchandise depends, to a large degree, on the efficient and uninterrupted operation of the manufacturing and related call centers, distribution centers, and management information systems run by third parties. Any material disruption or slowdown in manufacturing, order processing or fulfillment systems resulting from strikes or labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, adverse weather conditions or comparable events could cause delays in our ability to receive and fulfill orders and may cause orders to be lost or to be shipped or delivered late. As a result, these disruptions could adversely affect our financial condition or results of operations in future periods.

eDiets relies on third parties to provide it with adequate food supply and certain fulfillment, the loss of which could cause its revenue, earnings or reputation to suffer.

eDiets currently depends on one third party meal delivery vendor under contract for the manufacture and fulfillment of its prepared meals. If eDiets is unable to obtain sufficient quantity, quality and variety of food and fulfillment of customer orders in a timely and low-cost manner from this manufacturer, eDiets will be unable to adequately fulfill its customer’s orders which would adversely affect our operating results and damage the value of its brand. In addition, orders are currently shipped by one third-party, United Parcel Service, Inc., or UPS. Should UPS be unable to service its needs for even a short duration, our revenue will be adversely affected. Additionally, the cost and time associated with replacing UPS on short notice would add to costs. Any replacement fulfillment provider would also require startup time, which could cause eDiets to lose sales and market share. eDiets is dependent on maintaining good relationships with these third parties. The services it require from these parties may be disrupted by a number of factors associated with their businesses, including the following:

•

labor disruptions;

•

delivery problems;

•

financial condition of operations;

•

internal inefficiencies;

•

equipment failure;

•

natural or man-made disasters; and

•

with respect to its food supplier, shortages of ingredients or United States Department of Agriculture and United States Food and Drug Administration compliance issues.

Any failure to timely and effectively address any of these factors should they arise will adversely impact our results of operations in future periods.

The sale of prepared meals and nutritional supplements involves product liability and other risks.

eDiets faces an inherent risk of exposure to product liability claims if the use of its prepared meal delivery products and nutritional supplements results in illness or injury. eDiets is subject to various laws and regulations, including those administered by the United States Department of Agriculture and the U.S. Food and Drug Administration that establish manufacturing practices and quality standards for food products. eDiets may be subject to claims that its products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings. Product liability claims could have a material adverse effect on our business as contract indemnification rights and existing insurance coverage may not be adequate. Distributors of food products, vitamins, and nutritional supplements are frequently named as defendants in product liability lawsuits. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management. Product liability litigation or regulatory action, even if not meritorious, is very expensive and could also entail adverse publicity for eDiets and reduce our revenues.

We are not affiliated with any of the “As Seen On TV” or “Seen On TV” retail stores and “As Seen On TV” and “Seen On TV” are not subject to trademark protection and therefore have been, and will continue to be used by third parties, including online and retail applications with no connections, nor benefits, to our Company.

We are not affiliated with any of the “As Seen On TV” or “Seen on TV” retail stores. While we rely on “As Seen On TV” and “Seen On TV” for name recognition and marketing, such terms are not subject to trademark registration or common law protection. Therefore, our competitors have, and will continue to use such terms in the market. The inability to register the terms may subject our Company to negative public perception in the event that one of our competitors sells or distributes a negatively received product under an “As Seen On TV” or “Seen On TV” label. Furthermore, the inability to register “As Seen On TV” or “Seen On TV” may prevent us from developing a unique brand that exclusively benefits our Company.

We may not be successful in finding or marketing new products. Our financial performance is dependent on the disproportionate success of a small group of products.

Our business, operations and financial performance depends on our ability to attract and market new products on a consistent basis. In the direct marketing industry, the average product life cycle varies from six months to four years, based on numerous factors, including competition, product features, distribution channels utilized, cost of goods sold and effectiveness of advertising. Less successful products have shorter life cycles. The majority of products are submitted by inventors. There can be no assurance that we will be successful in acquiring rights to quality products. We select new products based upon management’s expertise and limited market studies. As a result, we need to acquire the rights to quality products with sufficient margins and consumer appeal to justify the acquisition costs. There can be no assurance that chosen products will generate sufficient revenues to justify the acquisition and marketing costs. In addition, our business and results of operations is dependent on the disproportionate success of a small group of products, which we do not produce or manufacture. It is likely that the majority of the products we market may fail to generate significant revenues. Furthermore it is likely we will market more products which fail to generate significant revenues as opposed to products which generate significant revenues. Our sales and profitability has been in the past and will continue to be in the future adversely affected if we are unable to develop a sufficient number of successful products.

We may not be able to respond in a timely and cost effective manner to changes in consumer preferences.

Our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise we offer would result in significantly reduced revenues. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences. Failure to anticipate and respond to changing consumer preferences in the products we market could lead to, among other things, lower sales of products, significant markdowns or write-offs of inventory, increased merchandise returns and lower margins. In addition, eDiets’ success depends, to a large degree, upon the continued popularity of its program versus various other weight loss, weight management and fitness regimens, such as low carbohydrate diets, appetite suppressants and diets featured in the published media. Changes in consumer tastes and preferences away from eDiets’ weight loss-oriented meal delivery service and digital weight-loss programs, and any failure to provide innovative responses to these changes, may have a materially adverse impact on its revenues. If we are not successful in anticipating and responding to changes in consumer preferences, our results of operations in future periods will be materially adversely impacted.

eDiets depends heavily on its network infrastructure and its failure could result in unanticipated expenses and prevent subscribers from effectively utilizing services, which could negatively impact eDiets’ ability to attract and retain subscribers and advertisers.

eDiets’ ability to successfully create and deliver its content depends in large part on the capacity, reliability and security of networking hardware, software and telecommunications infrastructure. Failures of network infrastructure could result in unanticipated expenses to address such failures and could prevent subscribers from effectively utilizing services, which could prevent eDiets from retaining and attracting subscribers and advertisers. The hardware infrastructures on which the eDiets’ system operates are located in Chicago, Illinois and Lithia Springs, Georgia. eDiets does not currently have a formal disaster recovery plan. Its system is susceptible to natural and man-made disasters, including terrorism, earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of its systems. eDiets’ insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in its systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage.

The unauthorized access of confidential member information that eDiets transmits over public networks could adversely affect its ability to attract and retain subscribers.

eDiets’ subscribers transmit confidential information to it over public networks, and the unauthorized access of such information by third parties could harm its reputation and significantly hinder its efforts to attract and retain subscribers. eDiets relies on a variety of security techniques and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology it uses to protect customer transaction data and adversely affect its ability to attract and retain customers.

eDiets may be subject to health-related claims from its customers which may negatively affect its business.

eDiets’ weight loss program does not include medical treatment or medical advice, and it does not engage physicians or nurses to monitor the progress of customers. Many people who are overweight suffer from other physical conditions, and target consumers could be considered a high-risk population. A customer who experiences health problems could allege or bring a lawsuit against eDiets on the basis that those problems were caused or worsened by participating in its weight management program. Defending against such claims, regardless of their merit and ultimate outcome, would likely be lengthy and costly, and adversely affect our results of operations and eDiets’ general liability insurance may not cover claims of these types.

RISKS RELATED TO OUR SECURITIES

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

Our common stock is quoted on the OTC Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The United States Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC Bulletin Board has been substantially less than $5.00 per share and we do not meet any of the other rule exclusions, and therefore our common stock is currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Due to factors beyond our control, the market price of our common stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•

failure to increase revenues in each succeeding quarter;

•

failure to achieve and maintain profitability;

•

the loss of distribution relationships;

•

the sale of a large amount of common stock by our shareholders;

•

announcement of a pending or completed acquisition or failure to complete a proposed acquisition;

•

adverse court ruling or regulatory action;

•

failure to meet financial analysts’ performance expectations;

•

changes in earnings or loss estimates and recommendations by financial analysts;

•

changes in market valuations of similar companies;

•

short selling activities;

•

announcement of a change in the direction of our business;

•

actual or anticipated variations in quarterly or in forecasted results of operations; or

•

announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As we may also issue and/or register additional shares, options, or warrants in the future in connection with capital raising activities, acquisitions, compensation or otherwise, we cannot predict what effect, if any, market sales of shares held by any shareholder or the availability of these shares for future sale will have on the market price of our common stock.

The exercise of the warrants and options will result in dilution to existing shareholders and could negatively affect the market price for our common stock.

At June 21, 2013, we had outstanding warrants to purchase an aggregate of 73,321,000 shares of common stock exercisable at various prices and options to purchase an aggregate of 5,934,000 shares of common stock exercisable at various prices. If all the warrants and options are exercised, based on 71,282,066 shares of common stock issued and outstanding on June 21, 2013, our issued and outstanding shares would increase by over 111%. Furthermore, in connection with the hiring of our new chief executive officer in May 2013, the Company issued additional options to purchase up to 3,050,000 shares of our common stock. In the event that a liquid market for our common stock develops, of which there is no assurance, to the extent that holders of our warrants and options exercise such convertible securities, our existing shareholders will experience dilution to their ownership interest in our Company. In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, the market price of our common stock may decrease due to the additional shares in the market.

The purchase price protection features of our securities issued under its securities purchase agreement dated October 28, 2011 and November 14, 2012 could require us to issue a substantially greater number of shares of common stock, which will cause dilution to our shareholders.

Under a securities purchase agreement effective October 28, 2011 and securities purchase agreement effective November 14, 2012, purchasers may receive additional shares of common stock in the event we issue additional securities, at an effective price per share that is less than the initial issuance price of the shares under the respective securities purchase agreement. The warrants issued pursuant to the above referenced agreements also contain provisions entitling the holders of such warrants to cashless exercise rights in the event we fail to register the underlying shares of common stock at or prior to the time the warrants are exercised. In addition, if at any time while the warrants are outstanding we issue securities at an effective price per share less than the exercise price of the respective warrants, then, subject to certain exempt issuances, the exercise price of the warrants may be reduced to such discounted price.

The change in value of our derivative liabilities could have a material effect on our financial results in future periods.

In connection with its recent financings, we have issued a significant number of warrants and other securities that, as a result of the terms of these warrants and other securities, each are considered a derivative liability under U.S. generally accepted accounting principles. At each of our financial reporting periods, we are required to determine the fair value of such derivatives and record the fair value adjustments as non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. Due to the volatile nature of our share price, we expect that we will recognize non-cash gains or losses on its derivative instruments each reporting period and that the amount of such non-cash gains or losses could be material.

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our shareholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporations Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders. Further, our articles of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors (the “Board”) in their sole discretion. Our Board may, without shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

PROPERTY.

Our corporate offices are located in Clearwater, Florida. This location is approximately 10,500 square feet which includes approximately 5,000 square feet of studio production space. We previously sub-leased the facility under a 38-month lease agreement with escalating lease payments through February 2013. The minimum rental payments, escalating from $6,000 per month to $16,182 per month under the lease terms, increase over the lease term with no provisions for increases dependent upon contingent occurrences. On February 1, 2012, we entered into a new 36-month lease agreement on our existing headquarters facility. Terms of the lease provide for a base rent payment of $7,875 per month for the first 12 months, increasing 3% per year thereafter. The lease contains no provisions for a change in the base rent based on future events or contingent occurrences. This location is sufficient to support current and anticipated operations.

eDiets’ employees operate out of our leased facility of approximately 8,800 square feet in Pompano Beach, Florida under a lease expiring in September 2013. The aggregate current monthly rental is approximately $9,800.

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

On August 9, 2012 the Company entered into a letter of intent with eDiets for the acquisition of that company in a stock for stock transaction. On October 31, 2012, we entered into a definitive Agreement and Plan of Merger, which closed on February 28, 2013. In connection with the transaction, on September 10, 2012, the Company received notice of a complaint filed by a shareholder of eDiets in Broward County, Florida against eDiets, members of the board of directors of eDiets and the Company, alleging that eDiets breached its fiduciary duty to its shareholders by entering into the merger agreement for inadequate consideration. Prior to the deadline for the defendants to answer the complaint, the plaintiff and the defendants in the case filed a stipulation with the court allowing the plaintiff to file an amended complaint. To date, the plaintiff has taken no further action in the case. The merger of eDiets with and into a wholly owned subsidiary of the Company was consummated on February 28, 2013. The Company and the other defendants deny the allegations and intend to vigorously defend the action should the plaintiff take any further steps to prosecute the lawsuit and is not expected to have a material impact on the Company’s financial statements.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our Company.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted in the OTC Bulletin Board under the symbol “ASTV.” The reported high and low last sales prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2012
First quarter ended June 30, 2011	$1.05	$0.71
Second quarter ended September 30, 2011	$1.15	$0.60
Third quarter ended December 31, 2011	$0.98	$0.65
Fourth quarter ended March 31, 2012	$0.80	$0.67
Fiscal 2013
First quarter ended June 30, 2012	$1.15	$0.60
Second quarter ended September 30, 2012	$1.05	$0.65
Third quarter ended December 31, 2012	$0.80	$0.65
Fourth quarter ended March 31, 2013	$0.74	$0.30

Holders

The last sale price of our common stock as reported on the OTC Bulletin Board on June 21, 2013 was $0.28 per share. As of June 21, 2013, there were approximately 500 record owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Dividend Policy

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the year in which the dividend is declared and/or the preceding year. If, however, the capital of our Company computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as otherwise disclosed below or as previously disclosed in reports file with the SEC, we have not sold any unregistered equity securities during the period covered by this Annual Report on Form 10-K.

Effective February 28, 2013, pursuant to eDiets Acquisition, we issued an aggregate of 988,654 shares of restricted common stock and warrants to purchase an aggregate of 494,328 shares of common stock exercisable at $0.80 per share to an eDiets board member and former eDiets board member in accordance with the terms of the merger and in consideration of the conversion of outstanding eDiets promissory notes in the aggregate principal amount of $600,000 held by the note holders. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The certificates representing the securities contain legends restricting their transferability absent registration or exemption.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for fiscal 2013 and fiscal 2012 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under “Item 1A. Risk Factors”, “Cautionary Statement Regarding Forward-Looking Information” and “Business” sections in this Annual Report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a direct response marketing company and owner of AsSeenOnTV.com and eDiets.com. We identify, develop and market consumer products for global distribution via TV, Internet and retail channels. In February 2013 we acquired eDiets and following this transaction our business is organized along two segments, ASTV and eDiets. The ASTV segment is a direct response marketing company that identifies and advises in the development and marketing of consumer products. The eDiets segment is a subscription-based nationwide weight-loss oriented digital subscription and meal delivery service.

When considering the acquisition of eDiets, we believed that the combination could create a stronger, more scalable business and facilitate our strategic objective of becoming one of the top providers of direct response marketing. Other expected benefits include:

•

enabling us to expand and diversify our product offering to our customers;

•

create opportunities for increased growth through the expansion of channels of distribution for existing products and services;

•

anticipated synergies from the merger, including operating a larger entity with greater critical mass of direct response marketing which could reduce the media buying pricing for the combined company and lower expenses;

•

cost savings achieved from the ability to eliminate duplicative expenses associated with public company compliance;

•

opportunities to increase the rate of growth of the combined company via new products and services and our belief that the combined entity, with higher revenues and more opportunities for growth and profitability, may have access to additional sources of capital not available to us on a stand-alone basis; and

•

provide opportunities for increased growth through the ability to cross-sell existing products and services.

To more effectively facilitate the integration of the two companies, and in an effort to enhance our abilities to achieve the expected benefits of the acquisition of eDiets, in May 2013, Ronald C. Pruett Jr. joined our Company as chief executive officer. Our Board believes Mr. Pruett’s background is exceptionally well suited to lead our Company following the closing of the eDiets Acquisition.

Since closing the acquisition of eDiets Acquisition, we have commenced implementing internal changes which, when completed, will permit us to operate as a combined organization, utilizing common information and communication systems, operating procedures, financial controls and human resources practices. Those changes include an aggressive restructuring under new management, including a significant reduction in personnel in the eDiets segment and an enhanced emphasis on the eDiets digital subscription-based plans. We are also evaluating means of improving the margins on eDiets’ meal delivery services which have been declining in recent periods. A significant focus on our post-closing efforts has also been expanding the Company’s e-commerce platforms. Though in the early stages, shifting our focus towards a greater emphasis on e-retailing of third-party products may prove more profitable for the Company. Under this structure, we would not recognize total revenue with sales transactions but rather a negotiated percentage of the sale. This approach, if successful, would eliminate many costs and the administrative burden of purchasing and carrying inventories, while capitalizing on our e-commerce platforms already owned by the Company.

We face a number of challenges during fiscal 2014, including a competitive environment in the online diet industry, effectively responding to ever changing consumer preferences and effectively integrating eDiets. We also need to raise additional funds to properly provide the resources necessary to enable us to realize some or all of the expected benefits of the acquisition of eDiets. The continuation of the Company’s business is dependent upon raising additional financial support. In light of the Company’s results of continuing operations, the Company, under new management has and intends to continue to evaluate various possibilities. These possibilities include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, selling one or more lines of business, or all or a portion of the Company’s assets, entering into a business combination, and aggressively restructuring existing operations, including reducing or eliminating less promising operations, liquidating assets, or significantly reducing or suspending our operations. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders or that result in the Company’s existing stockholders losing all of their investment in the Company. There can be no assurances that the Company will be successful in raising adequate additional financial support. If not, the Company will be required to reduce or suspend operations. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Going concern

While we reported net income of $3.7 million for fiscal 2013, at March 31, 2013, we had a working capital deficit of $9.6 million and cash used in operations of $6.4 million for fiscal 2013. Based on our recurring losses from operations and negative cash flows from operations, the report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2013, contains an explanatory paragraph regarding our ability to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

Results of operations

In fiscal 2012 we had only one reporting segment, ASTV. The following table provides a summary of our segment information for fiscal 2013:

	ASTV	eDiets	Corporate and Other	Total

Revenues from external customers	$9,313,213	$794,292	$—	$10,107,505
Interest expense	4,510	849	1,583,338	1,588,697
Depreciation and amortization	49,979	140,762	—	190,741
Segment operating loss	(6,041,369)	(226,735)	(2,479,815)	(8,747,919)
Segment assets	$4,297,368	$21,119,794	$1,673,981	$27,091,143

We measure the profit or loss of our segments or “segment operating income (loss).” We define segment operating income (loss) as income from operations before warrant revaluation income or loss, net interest expenses and income taxes and excludes unallocated corporate overhead. We have no intersegment revenues, profits or losses. The amounts under the caption, “Corporate and Other” in this table are unallocated corporate overhead items. Goodwill totaling $9.3 million and identifiable intangible assets totaling $7.8 million resulting from our acquisition of eDiets have been allocated to the eDiets segment assets.

Revenues

ASTV segment

We generate revenues in our ASTV segment from a number of sources. In the fiscal 2013 and fiscal 2012 periods, these sources included:

•

heater sales,

•

other product sales,

•

speaking engagement fees,

•

infomercial production income, and

•

royalty fees.

The following table provides comparative information on these sales for fiscal 2013 and fiscal 2012:

	Year ended March 31,
	2013	2012	% of change
ASTV Segment
Heater sales	6,477,660	5,168,192	25%
Other product sales	2,457,158	2,044,617	20%
Speaking engagement fees and royalty fees	331,495	500,457	(34%)
Infomercial production income	46,900	452,204	(90%)
eDiets	794,292	—	100%
Total segment revenue	10,107,505	8,165,470	24%

For fiscal 2013 and fiscal 2012, approximately 64% and 63% of our revenues, respectively, was attributable to sales of our line of SeasonAire heaters for which we contracted marketing and distribution rights. While there can be no assurance, management believes that continuing to develop a marketing strategy based upon distributing developed products for which the Company has ownership or licensing rights, will ultimately prove a successful strategy. Due primarily to this increase in focus on product sales, primarily heater products, rather than infomercial productions for third parties, revenue increased 24% in fiscal 2013 over fiscal 2012. The Company intends to continue to focus its efforts on the direct response marketing of identified products and shift its focus away from infomercial production. Selling prices and cost of sales of sales of the heaters remained relatively consistent between the periods presented.

On June 13, 2013, TV Goods, Inc., the Company’s wholly owned subsidiary, entered into a termination agreement with Presser Direct, LLC under which it terminated a Purchasing and Marketing Agreement (the “P & M Agreement”) between TV Goods and Presser Direct dated March 7, 2012, relating to the manufacture, marketing, sale and distribution of the SeasonAire heater and related product lines. Under the Termination Agreement, TV Goods agreed to pay approximately $309,000 in respect of previously purchased inventory and approximately $146,000 attributable to royalty payments under the P & M Agreement, of which $65,000 was to be held in escrow pending delivery of replacements for damaged or defective SeasonAire heaters and related products previously sold by TV Goods. TV Goods also agreed to transfer title to certain assets relating to the products, including infomercials and intellectual property, to Presser Direct. Presser Direct agreed to pay TV Goods $50,000 for existing SeasonAire inventory, to assume obligations to make all royalty payments relating to SeasonAire sales after July 31, 2013 and to assume all liabilities relating to the SeasonAire products after June 13, 2013, except for certain warranty obligations relating to SeasonAire products sold prior to that date. TV Goods and Presser Direct released each other from all obligations under the P & M Agreement, so that the only surviving obligations were those arising under the termination agreement.

Other product sales represent ASTV sales of various consumer direct response products.

Speaking engagement fees represent our portion of revenues derived from the license agreement with Kevin Harrington, our Chairman. Sales from this area declined sharply in fiscal 2013, as the Company shifted its marketing focus to areas believed to potentially yield higher margins. Royalty fees, totaling $299,000 and $61,480 in fiscal 2013 and 2012, respectively, primarily represent fees received by the Company under an agreement associated with our AsSeenOnTV.com url. The increase in royalty fees reflects minimum fees due the Company resulting from its acquisition of the AsSeenOnTV.com URL, completed in June 2012. While there can be no assurance, it is hoped that these royalty fees will increase in the future as web-related revenues for those utilizing our website increase.

Infomercial production income declined sharply for fiscal 2013. This decline reflected the Company’s decision to shift away from infomercial production to sales of consumer products, including dietary products which the Company believes has a higher earnings potential. The Company has no future plans to develop operations in this area.

eDiets segment

Our fiscal 2013 revenues included one month revenues from eDiets since the date of acquisition.

Cost of revenues

Overall, cost of revenues for fiscal 2013 was 73% of revenues compared to 77% of revenues for fiscal 2012. Cost of revenues for the ASTV segment was 75% of revenues in fiscal 2013 as compared to 77% in fiscal 2012. The change in cost of revenues as a percentage of revenues for the ASTV segment reflects reduced products costs due to increased purchasing power primarily attributable to our heater program. Cost of revenues for the eDiets segment was 48% of revenues in fiscal 2013. We did not report revenues from the eDiets segment in fiscal 2012 and we do not believe comparisons to its separately reported results would be meaningful.

Costs associated with the ASTV segment product sales include the direct costs of purchasing the products marketed as well as fulfillment costs associated with the taking and shipment of orders, merchant discount fees, royalties, commissions and shipping and freight costs. The Company does not manufacture any products in-house and relies on third-party suppliers, located primarily outside of the United States, for its inventory. Accordingly, our cost of products acquired for sale could vary significantly if fuel and transportation costs were to increase in the future. Costs associated with the eDiets segment sales include credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue sharing or royalty costs related to license agreements with third party nutrition and fitness companies, Internet access fees, compensation for nutritional professionals and depreciation.

Operating expenses

Operating expenses, consisting of selling and marketing expenses and general and administrative expenses, increased for fiscal 2013 as compared to fiscal 2012.

The increase of 26% in selling and marketing expense is directly attributable to the increase in product sales between the periods. A significant portion of this increase, totaling $437,000, representing 47% of the overall increase, is attributable to eDiets, which we acquired on February 28, 2013. The majority of this amount represents media purchases focused on our dietary meal delivery program. Also included for fiscal 2013 is $263,000 attributable to a talent agreement dated November 19, 2012, with a two-year term and was not in place in the prior year. This agreement contains certain performance criteria which will significantly increase marketing expenses in future periods over the term of the agreement. Total expenses will be dependent on fair value valuations and meeting performance criteria.

General and administrative expenses increased approximately $2.1 million in fiscal 2013 over the prior year. A significant component of this increase, approximately $694,000, represents the difference in fair value between the eDiets options outstanding at the acquisition date and the replacement ASTV options granted. Under the provisions of ASC 805—Business Combinations, the excess fair value of the ASTV replacement options over the fair value of the eDiets options is recognized as compensation cost in the acquirer’s post-combination financial statements over the remaining service period or immediately if fully vested. In addition, in fiscal 2013 we recognized severance expenses on the departure of the Company’s former chief executive officer of $242,000 and severance related stock based compensation expenses recognized of approximately $327,000 resulting from accelerated vesting. Combined, these two transactions represented approximately 60% of the overall increase between the periods. Administrative salaries also increased by approximately $392,000 reflecting the increase in overall sales levels including approximately $61,000 attributable to our acquisition of eDiets. This increase was due to a companywide grant of 2,075,000 options in December 2012. While there can be no assurance, we anticipate general and administrative expenses to decline in future periods as the Company implements its cost reduction program, which includes among other components, the reduction in administrative staff and related expenses.

Other (income) expenses

Other (income) expense primarily relates to the non-cash income or expense recognized on the periodic revaluation of the fair value of financing related warrants outstanding at the end of each period that, based on their provisions, are carried as liabilities on the Company’s records. For fiscal 2013, we reported other income of $14.0 million as compared to $5.5 million in fiscal 2012. These periodic revaluations have, and most likely will continue to, result in significant, non-cash income or expense being recognized at the end of any given period depending on fluctuations in the market value of our stock on each remeasurement date. Investors should not place undue emphasis on our other income resulting from our revaluation of warrants outstanding when evaluating our actual operating performance.

Other (income) expense in fiscal 2012 included a loss of extinguishment of debt of $2,950,513 and other income resulting from the revaluation of a derivative liability of $209,351, which did not occur in fiscal 2013.

Interest expense for both periods presented represents the accretion to interest expense of debt discounts and debt issuance costs associated with debt financings of the Company. Interest expense recognized for fiscal 2013 of $1.6 million is primarily attributable to our $1,275,000 12% senior secured convertible note (Bridge Note) transaction which closed in September 2012. Interest expense recognized in fiscal 2012 of $4.2 million represented accretion attributable to a $750,000 convertible debenture issued in April 2011 and a $1,800,000 12% convertible debenture issued in August 2011.

Liquidity and capital resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash to operate the business. At March 31, 2013, we had a working capital deficit of approximately $9.6 million as compared to a working capital deficit of approximately $18.2 million at March 31, 2012, a decrease of 47%. At March 31, 2013, our current assets decreased 26% and our current liabilities decreased 40%, respectively, from March 31, 2012. The sharp decrease in current liabilities was due to a sharp decline in the Company’s warrant liabilities, decreasing from $25,800,000 to $11,700,000 between the periods. This decline was attributable to a significant drop in the year-end market price of our common stock, used in determining the fair value of the liability at year-end. Our consolidated balance sheet at March 31, 2013 reflects a consolidation with eDiets. Principal changes in current assets as March 31, 2013 compared to March 31, 2012 include a decline in cash attributable primarily to operational losses, advances on inventory purchases and inventories and an increase in accounts receivable, net and prepaid and current assets. The approximate 25% increase in accounts receivable net, reflects receivable still due under the Company’s extended pay option related to our heater sales and approximately $54,000 in accounts receivable related to eDiets. The approximate 202% increase in prepaids and other current assets reflects approximately $204,000 related to a prepaid talent fee paid to Mr. CeeLo Green and a sharp increase in prepaid insurance between the periods, including $263,000 related to eDiets, not reflected in the previous year. The decline in advances on inventory purchases and inventories reflects a change in timing of our ordering of heaters manufactured in the Orient. During fiscal 2013, product scheduled for our heater program, which requires advance payments, was ordered and delivered sooner than the prior year.

Our consolidated balance sheet at March 31, 2013, includes $9.3 million of goodwill resulting from our acquisition of eDiets. Based upon the eDiets segment’s near term results, we expect to test goodwill more frequently than annually for possible early impairment if circumstances change indicating that the fair value of the goodwill may be below the carrying amount. If we determine that it is necessary to impair some or all of this goodwill, our results of operations will be adversely impacted in those periods.

The most significant changes in current liabilities reflects an increase in accounts payable resulting from our acquisition of eDiets, effective February 28, 2013. eDiets trade payables totaled $2,104,000 at March 31, 2013.

As of March 31, 2013, we had approximately $2.4 million in cash and cash equivalents. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through March 31, 2013 and we have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the frequency and success of new and existing products. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

•

Investigating and pursuing transactions including mergers, and other business combinations and relationships deemed by the Board to present attractive opportunities to enhance shareholder value.

Net cash used in operating activities for fiscal 2013 was approximately $6,395,000. This use of cash was due in large part to our operational losses and increases in the balance in accounts receivable and prepaid and other current assets offset by an increase in accounts payable and decrease in inventories and inventory related advances.

Net cash used in investing activities during fiscal 2013 was approximately $3,293,000 and principally included $2,405,000 of cash paid in our acquisition of eDiets net of cash acquired of $691,344 which reflects pre-closing loans and $1,575,525 paid in connection with our intangible asset purchase of aseenontv.com in June 2012.

Net cash provided by financing activities for fiscal 2013 was approximately $7,356,000, and included $1,117,825 in proceeds net of related costs from the sale of convertible debt and $6,402,000 net of related costs from private placements of our common stock.

On November 14, 2012 (the “Initial Closing Date”), the Company entered into and consummated a securities purchase agreement with certain accredited investors (the “November 2012 Offering”) for the private sale of units at $50,050 per unit, each unit consisting of 71,500 shares of common stock and warrants to purchase 35,750 shares of common stock at an initial exercise price of $0.80 per share. Accordingly, for each $0.70 invested, investors received one share of common stock and one-half of a warrant. On December 28, 2012, the Company completed the offering, selling a total of 145.6 Units and receiving aggregate gross proceeds of approximately $7,287,000. The Company issued an aggregate of 10,410,285 shares of common stock and warrants to purchase 5,205,143 shares of common stock (the “2012 Warrants”) to the investors pursuant to the November 2012 Offering.

The 2012 Warrants are exercisable at any time within three years from the Initial Closing Date at an exercise price of $0.80 per share with cashless exercise in the event a registration statement covering the resale of the shares underlying the 2012 Warrants is not in effect within the time period set forth in the securities purchase agreement. The 2012 Warrants also provide for weighted average anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the exercise price of the 2012 Warrants during any period in which such 2012 Warrants are outstanding, subject to certain exceptions as set forth in the 2012 Warrants.

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

The Company has provided the investors with “piggyback” registration rights with respect to the resale of the common stock and the shares of common stock issuable upon exercise of the 2012 Warrants.

The Company engaged National Securities Corporation, a registered broker dealer to serve as placement agent and the placement agent received (a) selling commissions aggregating 10% of the gross proceeds of the November 2012 Offering, (b) a non-accountable expense allowance of 1% of the gross proceeds of the November 2012 Offering to defray offering expenses, (c) five-year warrants to purchase such number of shares of common stock as is equal to 10% of the shares of common stock (i) included as part of the units sold in the November 2012 Offering at an exercise price equal to $0.70 per share, and (ii) issuable upon exercise of the 2012 Warrants sold in the November 2012 Offering at an exercise price equal to $0.80 per share, and (d) 100,000 restricted shares of common stock.

The sale of the units pursuant to the November 2012 Offering triggered the automatic conversion of the Bridge Notes discussed below, which converted into an aggregate of 2,190,140 shares of common stock and warrants to purchase an aggregate of 1,095,070 shares of common stock, exercisable at $0.80 per share. The warrants are exercisable for period of three years and contain the same terms as the 2012 Warrants defined above. The November 2012 Offering also triggered a weighted average ratchet anti-dilution adjustment on the warrants issued with the Bridge Notes and placement agent warrants issued in connection thereto. As such, the Company issued warrants to purchase an additional 1,137,735 shares of common stock to the former Bridge Note holders and warrants to purchase 227,546 shares of common stock to the placement agent. These warrants issued to the former Bridge Note holders and placement agent are exercisable at $0.77 per share through September 2015 and contain weighted average anti-dilution adjustment provisions.

The sale of the units pursuant to the November 2012 Offering also triggered purchase price protection provisions provided under the terms of the Company’s securities purchase agreement, dated October 28, 2011 (the “October 2011 SPA”) and warrants issued in connection with the October 2011 SPA were subject to full ratchet anti-dilution protection adjustment. As a result of the securities issued in the November 2012 Offering, the October 2011 SPA purchasers and warrant holders received an additional aggregate of 5,735,176 shares of common stock and warrants to purchase an additional 15,079,419 shares of common stock exercisable at $0.595 per share. These warrants include warrants issued to the placement agent in connection with its participation in the October 2011 SPA and related transactions.

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

The indebtedness evidenced by the Bridge Notes was senior to, and had priority in right of payment over, all indebtedness of Company outstanding. Each investor also received a warrant exercisable for a period of three years to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing 50% of the principal amount of the Bridge Note held by the holder by the conversion price of the Bridge Note (collectively, the “Bridge Warrants”). Furthermore, the Bridge Warrants contain certain cashless exercise rights if after the six month anniversary of the initial exercise date of each Bridge Warrant there is no effective registration statement registering for the resale of the shares underlying the Bridge Warrants. The Bridge Warrants also provide for weighted average ratchet anti-dilution protection.

In connection with the issuance of the Bridge Notes, the Company engaged National Securities Corporation, a registered broker dealer, to act as the Company’s exclusive agent for the offering and paid a cash placement fee equal to 10% of the aggregate gross proceeds from the sale of Bridge Notes sold to investors. As additional compensation, the Company issued to the placement agent, for nominal consideration, common stock purchase warrants equal to 10% of the number of shares of common stock issuable upon conversion of the Bridge Notes at an exercise price equal to $0.80 per share. The warrants provide the holder thereof with immediate cashless exercise rights and “weighted average” price protection right consistent with the terms of the Bridge Warrants and are exercisable for three years.

We received net proceeds of approximately $1,117,825 after payment of an aggregate of $127,500 of commissions and expense allowance to the placement agent, and approximately $29,675 of other offering and related costs in connection with the private placement.

In connection with this transaction, the Company recognized a total debt discount of $1,249,793, comprised of a recognized beneficial conversion feature of $533,032 and the fair value of detachable warrants totaling $716,761. As the Bridge Notes automatically converted into securities issued under the November 2012 Offering, the discount is being accredited to interest expense over a two month period. Accordingly, we recognized $1,249,793 in related interest for the year ended March 31, 2013.

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

In September 2012 eDiets entered into a one year lease for office space in Pompano Beach, Florida. The lease covers approximately 8,800 square feet at a monthly base rent of $9,800 per month.

The following is a schedule by year of future minimum rental payments required under our lease agreement on March 31, 2013:

Operating Leases
Year 1	$157,000
Year 2	67,000
Year 3	—
Year 4	—
Year 5	—
$224,000

Base rent expense recognized by the Company, all attributable to its headquarters facility was approximately $97,000 and $48,000 for the years ended March 31, 2013 and 2012, respectively.

Other Commitments

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at both March 31, 2013 and 2012.

Critical accounting policies and estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove to be inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include our allowance for doubtful accounts, the inputs in determining the fair value of share based compensation and warrant liabilities, estimated sales returns, deferred taxes, goodwill and identifiable intangibles. We also have other key accounting policies that are less subjective and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in Note 2 to our consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts: The allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry unit and historical bad debt experience. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.

Allowance for Sales Returns: In the direct response industry, purchased items are generally returnable for a certain period after purchase. We attempt to estimate returns and provide an allowance for sales returns where applicable. Our estimates are based on historical experience and knowledge of the products sold. The allowance for estimated sales returns totaled $156,838 and $275,000 at March 31, 2013 and 2012, respectively, and is included in accrued expenses.

Goodwill: Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 " Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment". The test for impairment will be conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined that no events occurred or circumstances occurred through March 31, 2013 that would indicate that the fair value of goodwill may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its strategies, it may be necessary to record impairment charges in the future.

Intangible Assets: Intangible assets include acquired customer relationships, URLs and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets of five years in accordance with ASC Topic 350 "Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment". Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Income Taxes: We use the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Revenue recognition

We recognize revenue from product sales in accordance with FASB ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship products to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper and collection is reasonably assured.

The Company has a return policy whereby the customer can return any product within 60-days of receipt for a full refund, excluding shipping and handling. However, historically the Company has accepted returns past 60-days of receipt. The Company provides an allowance for returns based upon specific product warranty agreements and past experience and industry knowledge. All significant returns for the periods presented have been offset against gross sales. The Company also provides a reserve for warranties, which is not significant and is included in accrued expense.

We also have offered our customers on a limited basis, services consisting of planning, shooting and editing infomercials to aid in the direct response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Production costs associated with a given project are deferred until the related revenues are earned and recognized. We also recognize deferred revenue for our dietary meal delivery and online subscription service programs as payment is made in advance of the actual meal delivery. As of March 31, 2013 and 2012, we had recognized deferred revenue of $173,750 and $33,750, respectively.

The Company has a return policy on its ASTV sales whereby the customer can return any product within 60-days of receipt for a full refund, excluding shipping and handling. However, historically the Company has accepted returns past 60-days of receipt. The Company provides an allowance for returns based upon specific product warranty agreements and past experience and industry knowledge. All significant returns for the periods presented have been offset against gross sales. The Company also provides a reserve for warranty, which is not significant and is included in accrued expense.

eDiets’ meal delivery revenue is recognized upon delivery and transfer of title to the product. This occurs upon shipment from the Company’s fulfillment center and delivery to the end-customer. eDiets’ digital revenue is generated by the Company offering membership subscriptions to the proprietary content contained in its websites. Subscriptions are paid in advance, mainly via credit/debit cards, and cash receipts are recognized as deferred revenue and are recorded as revenue on a straight-line basis over the period of the digital plan subscription.

Share-based payments and warrants

We recognize share-based compensation expense on stock option awards. Compensation expense is recognized on that portion of option awards that are expected to ultimately vest over the vesting period from the date of grant. Employee options granted vest over their requisite service periods. We granted no stock options or other equity awards which vest based on performance or market criteria. We had applied an estimated forfeiture rate to all share-based awards, which represents that portion we expected would be forfeited over the vesting period. We reevaluate this analysis periodically and adjust our estimated forfeiture rate as necessary.

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

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off Balance Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective such that the information relating to our Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, our management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide full assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of March 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the SEC that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013, has not been audited by our auditors, EisnerAmper LLP or any other independent registered accounting firm.

Changes in Internal Control over Financial Reporting. During the fourth quarter of fiscal 2013 we determined that our unaudited consolidated financial statements for the three and six months ended September 30, 2012 included in our Quarterly Report on Form 10-Q for the period ended September 30, 2012 could no longer be relied upon as a result of an error in the financial statements. This error resulted from a failure to identify and account for the expiration of a “down round” anti-dilution provision relating to a series of common stock purchase warrants that ceased to be recognized as a liability on August 29, 2012. We subsequently restated those financial statements in a Quarterly Report on Form 10-Q/A as filed with the SEC on February 19, 2013. Accordingly, during the fourth quarter of fiscal 2013 we modified our internal control over financial reporting to add additional procedures which we believe remediated this weakness in our disclosure controls and procedures in future periods. Other than this modification, there have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and executive officers

The following table provides information on our directors and executive officers:

Name	Age	Position

Kevin Harrington	55	Chairman of the Board and Senior Executive Officer
Ronald C. Pruett, Jr.	49	Chief Executive Officer, President and director
Dennis W. Healey	64	Chief Financial Officer
Greg Adams	50	Director
Randolph Pohlman, PhD	68	Director
Kevin Richardson, II	43	Director

Kevin Harrington. Mr. Harrington has served as senior executive officer and chairman of the board of directors since May 2010. In October 2009 Mr. Harrington formed TV Goods, Inc., a wholly owned subsidiary. He has been involved in the infomercial industry since 1984. Mr. Harrington is an original investor shark on the ABC television series “Shark Tank”, a reality television series produced by reality TV producer Mark Burnett, which premiered August 9, 2009. In 2009 Mr. Harrington published a book entitled “Act Now: How I Turn Ideas into Million-Dollar Products” which chronicles his life and experiences in the direct response industry. In 2008, Mr. Harrington formed TVGoods.com, LLC which was dissolved in 2009. From 1997 to 2008 Mr. Harrington served as CEO of Reliant International, LLC (formerly Reliant Interactive Media, LLC), a direct response marketing company. From 2007 to 2008 Mr. Harrington served as CEO of ResponzeTV, PLC, holding both positions simultaneously. From 1994 to 1997 Mr. Harrington served as CEO of HSN Direct, a joint venture Mr. Harrington formed with HSN, Inc. From 1988 to 1994 Mr. Harrington served as President of Quantum Marketing International, Ltd., an electronic retailing company. In 1991 Quantum Marketing International, Ltd. merged with National Media Corporation and renamed as Quantum International, Ltd. In 1984, Kevin produced one of the industry’s first 30 minute infomercials. Mr. Harrington was a co-founder of two global networking associations, the Entrepreneur's Organization (formerly the Young Entrepreneurs Organization) in 1997, and the Electronic Retailing Association in 2000.

Ronald C. Pruett, Jr. Mr. Pruett has served as chief executive officer, president and a member of the board of directors since May 2013. From December 2012 until joining our company he provided advisory services to us. Mr. Pruett has served as managing partner of the Boston Associates, LLC, a business advisory firm, since December 2001. From October 2010 through October 2012 he was chief marketing officer of Acquia, Inc., an open source software company based in Boston, Massachusetts. From April 2009 through August 2010 he was chief executive officer of Mercury Media, an independent direct response agency with offices in Santa Monica, California. From March 2007 through April 2009 he was chief marking officer of Liberty Medical Supplies, Inc., a healthcare supply company and subsidiary of Polymedica, which was acquired by Medco Health Solutions, Inc. in 2007. Mr. Pruett also previously served as chief executive officer of Acadient, an online educational company and was a founding executive of Insurance.com, an online insurance distributor.

Dennis W. Healey. Mr. Healey, a certified public accountant, has served as our chief financial officer since October 2011. Since November 2007, Mr. Healey has provided accounting and financial reporting services to various private and public companies. Commencing first quarter 2010 through the date of his appointment as chief financial officer, Mr. Healey provided accounting and financial consulting services to us. From 1980 until October 2007, Mr. Healey served as vice president of finance and chief financial officer of Viragen, Inc., a public company specializing in the research and development of biotechnology products. Viragen filed for an assignment for the benefit of creditors in October 2007. Mr. Healey received a B.B.A. degree in accounting from the University of Florida and is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Greg Adams. Mr. Adams has served as a member of our board of directors since December 2011. He has served as chief operating officer of Green Earth Technologies, Inc. (OTCBB: GETG), a company that markets, sells and distributes branded, environmentally-friendly, bio-based performance and cleaning products to the automotive aftermarket, outdoor power equipment and marine markets since September 2010, and as its chief financial officer and secretary since March 2008. From 1999 to 2008, he served as a chief financial officer, a chief operating officer and a director of EDGAR Online Inc., a provider of business information. From 1994 to 1999, he was also chief financial officer and senior vice president, finance of PRT Group Inc., a technology solutions company and the Blenheim Group Plc., U.S. Division, a conference management company. Mr. Adams began his career in 1983 at KPMG in the audit advisory practice where he worked for 11 years. Mr. Adams is a certified public accountant, a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants, and served as vice chairman of Financial Executives International’s committee on finance and information technology. He received a B.B.A. degree in Accounting from the College of William & Mary.

Randolph Pohlman, PhD. Dr. Pohlman has served as a member of our board of directors since March 2012. He is Professor and the Dean Emeritus of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University, the largest independent institution of higher education in the State of Florida and among the top 20 largest independent institutions nationally. He served as the Dean of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University from 1995 through 2009. Prior to his arrival at Nova Southeastern University, Dr. Pohlman was a senior executive at Koch Industries, Inc. the second largest privately held company in the United States. He was recruited to Koch Industries, Inc. via Kansas State University (KSU), where for more than 10 years, he served KSU in a variety of administrative and faculty positions, including holding the L.L. McAninch Chair of Entrepreneurship and Dean of the College of Business. Dr. Pohlman also served as a Visiting Research Scholar at the University of California, Los Angeles, and was a member of the Executive Education Advisory Board of the Wharton School of the University of Pennsylvania. From 2003 through 2007 he served on the board of directors of Viragen, Inc., a public company specializing in the research and development of biotechnology products. Viragen, Inc. filed for an assignment for the benefit of creditors in October 2007.

Kevin Richardson, II. Mr. Richardson has been a member of our board of directors since February 2013, having been appointed under the terms of the merger with eDiets. Prior to our acquisition of eDiets, he served as eDiets’ chairman of the board of directors since 2006 and as its principal financial officer and principal accounting officer from May 2012 through February 2013. Mr. Richardson originally joined eDiets’ board of directors in connection with the 2006 purchase of shares of common stock of that company by Prides Capital Fund I, LP, in which Prides Capital Partners LLC is general partner. Mr. Richardson founded Prides Capital LLC and Prides Capital Partners LLC in January 2004 where he is managing director. Prides Capital LLC and Prides Capital Partners LLC specialize in strategic block, active investing in small- and micro-cap public and private companies. From April 1999 until the end of 2003, Mr. Richardson was a partner at Blum Capital Partners, a $2.5 billion investment firm. Between May 1999 and September 2003, Mr. Richardson was the lead public partner on 18 investments. Prior to joining Blum Capital, Mr. Richardson was an analyst at Tudor Investment Corporation, an investment management firm. Previously, Mr. Richardson spent four years at Fidelity Management and Research where he was the assistant portfolio manager of the Fidelity Contra Fund, a registered investment company. Mr. Richardson also managed Fidelity Airline Fund, the Fidelity Aerospace and Defense Fund, and performed research and analysis in a variety of industry sectors (computer services, business services, media, financial services, and healthcare information technology). Previously, Mr. Richardson worked at Kidder, Peabody & Co. Mr. Richardson is also a director of SANUWAVE Health, Inc., and previously served as a director of QC Holdings, Inc. until June 2007 and Healthtronics, Inc. until November 2008. Mr. Richardson received an M.B.A. from Kenan-Flagler Business School at the University of North Carolina.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Corporate governance

Summary of corporate governance framework

We are committed to maintaining the highest standards of honest and ethical conduct in running our business efficiently, serving our shareholders’ interests and maintaining our integrity in the marketplace. To further this commitment, we have adopted our Code of Business Conduct and Ethics, which applies to all our directors, officers and employees. To assist in its governance, our Board has formed three standing committees composed entirely of independent directors, Audit, Compensation and Governance and Nominating committees. A discussion of each committee’s function is set forth below. Our by-laws, the charters of each Board committee, our Code Business Conduct and Ethics provide the framework for our corporate governance. Copies of our by-laws, committee charters, Code of Business Conduct and Ethics are available without charge upon written request to our Corporate Secretary.

Board of directors

The board of directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the independent members of our board of directors do not involve themselves in day-to-day operations. The independent directors keep themselves informed through discussions with our chief executive officer and our chief financial officer, and by reading the reports and other materials that we send them and by participating in board of directors and committee meetings. Directors are elected for a one year term and hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the shareholders.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, we seek to create a board of directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our board of directors. Given our relative size, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Board leadership structure and board’s role in risk oversight

The offices of chairman of the board and chief executive officer are separated. While the chairman of the board also holds the title of senior executive officer, our chief executive officer serves as our principal executive officer and our highest ranking executive officer. Our Board believes our current structure provides independence and oversight and facilitates the communication between senior management and the full board of directors regarding risk oversight, which the Board believes strengthens its risk oversight activities. Moreover, the separation of chairman of the board and chief executive officer allows the chief executive officer to better focus on his responsibilities of running the company, enhancing shareholder value and expanding and strengthening our business while allowing the chairman of the board to lead the Board in its fundamental role of providing independent oversight of management.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the Chairman of the Audit Committee and other members of our board of directors meet regularly with management to discuss strategy and risks we face. Our chief financial officer attends many of the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters. The independent members of the Board work together to provide strong, independent oversight of our management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Director independence

While the OTC Bulletin Board does not impose any qualitative standards requiring companies to have independent directors, the board of directors has determined that two of our directors, Mr. Adams and Dr. Pohlman have no relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is an “independent director” as defined in the Nasdaq Marketplace Rules.

Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors.

Board committees

The board of directors has standing Audit, Compensation and Governance and Nominating committees. Each committee has a written charter. Copies of the committee charters are available without charge upon written request to our Corporate Secretary. All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Name	Audit Committee	Compensation Committee	Governance and Nominating Committee

Greg Adams	✓*	✓	✓
Randolph Pohlman, PhD	✓	✓*	✓*

———————

*

Denotes chairperson.

Audit Committee. The Audit Committee assists the Board in fulfilling its oversight responsibility relating to:

•

the integrity of our financial statements;

•

our compliance with legal and regulatory requirements; and

•

the qualifications and independence of our independent registered public accountants.

The Board has determined that Mr. Adams and Dr. Pohlman each qualify as an “audit committee financial expert” as defined by the SEC.

Compensation Committee. The Compensation Committee is responsible for overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans. The chief executive officer provides input to the committee with respect to the individual performance and compensation recommendations for the other executive officers. Although the committee’s charter authorizes the committee to retain an independent consultant, no third party compensation consultant was engaged for fiscal 2013.

Governance and Nominating Committee. The Governance and Nominating Committee has the responsibility to (i) solicit, consider, recommend and nominate candidates to serve on the Board of Directors of the Company under criteria adopted by it from time to time; (ii) advise the Board of Directors with respect to Board composition, procedures and committees; (iii) oversee periodic evaluations of the Board of Directors and Board committees, including establishing criteria to be used in connection with such evaluations; and (iv) review and report to the Board of Directors on a periodic basis with regards to matters of corporate governance.

Director qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that our board of directors to conclude that the individual should be serving as a director of the Company.

Kevin Harrington – Mr. Harrington’s almost 30 year career in the infomercial industry and leadership positions at direct response marketing companies were factors considered by the Board. Specifically, the Board viewed favorably his roles at Reliant International, LLC, Responze TV, PLC, HSN Direct and Quantum Marketing International, Ltd., his early involvement in the infomercial industry and his co-founding of global networking associations in reaching their conclusion.

Ronald C. Pruett, Jr. – Mr. Pruett’s experience as a senior executive officer in a variety of industries was the primary factor considered by the Board. Specifically, the Board viewed favorably his roles at Boston Associates, LLC, Acquia, Inc., Mercury Media, Liberty Medical Supplies, Inc. and Acadient, his wide ranging experience and management expertise in reaching their conclusion.

Greg Adams – Mr. Adams’ extensive experience in corporate finance and public company management were factors considered by the Board. Specifically, the Board viewed favorably his roles at Green Earth Technologies, Inc., EDGAR Online, Inc., PRT Group, Inc. and Blenheim Group Plc., together with his experience at KPMG and his involvement with the AICPA in reaching their conclusion.

Randolph Pohlman, PhD. – Dr. Pohlman’s leadership of the business school of a large private university as well as his public company experience were factors considered by the Board. Specifically, the Board viewed favorably his roles at the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University, Koch Industries, Inc. and Viragen, Inc. in reaching their conclusion.

Kevin Richardson, II – Mr. Richardson’s extensive experience in corporate finance and as a small cap and micro cap investor were factors considered by the Board. Specifically, the Board viewed his experience at Prides Capital LLC and Prides Capital Partners LLC, as well as Blum Capital, Tudor Investment Corporation, Fidelity Management and Research and Kidder, Peabody & Co., together with his service on public company boards, including eDiets’, in reaching their conclusion.

In addition to the each of the individual skills and background described above, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Code of Ethics and Business Conduct

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment.

Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

•

compliance with laws, rules and regulations;

•

conflicts of interest;

•

insider trading;

•

corporate opportunities;

•

competition and fair dealing;

•

discrimination and harassment;

•

health and safety;

•

record keeping;

•

confidentiality;

•

protection and proper use of company assets;

•

payments to government personnel;

•

waivers of the Code of Business Conduct and Ethics;

•

reporting any illegal or unethical behavior; and

•

compliance procedures.

We have also adopted a Code of Ethics for our senior financial personnel who are also subject to specific policies regarding:

•

disclosures made in our filings with the Securities and Exchange Commission;

•

deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls;

•

conflicts of interests; and

•

knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

A copy of our Code of Business Conduct and Ethics is available without charge upon written request to our Corporate Secretary.

Director compensation

Pursuant to independent director agreements, we have agreed to pay our independent directors an annual fee of $18,000 for serving on the board of directors and an additional $3,000 per year for serving as a committee chairperson and $2,000 per year for serving on a committee in a non chairperson position. In addition, we issued each independent director options to purchase up to 25,000 shares of our common stock. The independent director options are exercisable at 100% of the closing price of our common stock as reporting on the OTC Bulletin Board on the date prior to such director’s appointment to the board. Options to purchase 12,500 shares of common stock vest 12 months from date of appointment to the board, and options to purchase 12,500 shares vest 24 months from date of appointment. The options are issued pursuant and subject to our equity incentive plan.

The information in the following table provides information paid for director compensation in fiscal 2013, excluding any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

	Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Greg Adams	23,000	—	70,700	—	—	—	93,700
Randolph Pohlman, PhD.	23,000	—	70,700	—	—	—	93,700
Kevin Richardson	1,500	—	—	—	—	—	1,500

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during fiscal 2013, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 14 of the Notes to our Consolidated Financial Statements for the year ended March 31, 2013 appearing elsewhere in this report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2013 except as set forth below:

•

Mr. Richardson and Prides Capital Partners, LLC, an entity controlled by Mr. Richardson, failed to timely file initial Form 3.

All delinquent reports have subsequently been filed.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two fiscal years for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving at March 31, 2013 as executive officers as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at March 31, 2013.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The amounts included in the “Option Awards” column below represent the aggregate grant date fair value of the stock options granted, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 14 of the Notes to our Consolidated Financial Statements for the year ended March 31, 2013, appearing elsewhere in this report.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation (S)	All Other Compensation ($)	Total ($)
Kevin Harrington (1)	2013	$295,548	—	—	—	—	—	—	$295,548
	2012	$300,000	$150,000	—	—	—	—	—	$450,000

Steven Rogai (2)	2013	$225,000	—	—	$247,450	—	—	—	$472,450
	2012	$177,404	$100,000	—	$129,700	—	—	—	$407,104

Dennis W. Healey (3)	2013	$140,000	—	—	$212,100	—	—	—	$352,100
	2012	$110,539	$50,000	—	$43,200	—	—	—	$203,739

———————

(1)

Mr. Harrington serves as Senior Executive Officer and Chairman of our board of directors. He also served as interim principal executive officer from March 13, 2013 through May 3, 2013.

(2)

Mr. Rogai served as our chief executive officer until March 13, 2013. Option awards to Mr. Rogai in fiscal 2012 reflect the aggregate fair value of options to purchase 150,000 shares of our common stock, exercisable at $0.96 per share, granted September 26, 2011. Option awards in fiscal 2013 reflect the aggregate fair value of options to purchase 350,000 shares of our common stock, exercisable at $0.68 per share, granted December 7, 2012.

(3)

Mr. Healey serves as our Chief Financial Officer. Option awards to Mr. Healey in fiscal 2012 reflect the aggregate fair value of options to purchase 50,000 shares of our common stock, exercisable at $0.96 per share, granted September 26, 2011. Option awards in fiscal 2013 reflect the aggregate fair value of options to purchase 300,000 shares of our common stock, exercisable at $0.68 per share, granted December 7, 2012.

Employment agreements

Our executive officers, as well as Mr. Harrington, are compensation pursuant to the terms of agreements with our company as hereinafter described.

Ronald C. Pruett, Jr.

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Pruett to serve as our chief executive officer. The term of the agreement is for one year and will be automatically renewed for successive one-year periods unless a notice of non-renewal is given by either party or the agreement is otherwise terminated sooner in accordance with its provisions. Pursuant to the agreement, Mr. Pruett will receive an annual base salary of $275,000, together with an additional salary of $275,000 during the first year of his employment with us. Mr. Pruett’s base salary may be increased from time to time as determined by the Compensation Committee of the Board.

In addition to his base salary, Mr. Pruett is entitled to receive an annual cash bonus calculated by reference to our actual performance during the immediately preceding fiscal year measured against a revenue and adjusted EBITDA (earnings before income taxes, depreciation and amortization) target to be established by Mr. Pruett and the Compensation Committee and approved by the Board. The bonus will be calculated on a sliding scale illustrated as follows:

Percentage of Performance Target Achieved	Percentage of Base Salary Paid as Incentive Bonus
120% or greater	200%
110%	150%
100%	100%
95%	50%
<95%	0%

Any bonus calculated as set forth above will be reduced by one-third until the aggregate amount of all such reductions is equal to $275,000. Mr. Pruett also received options to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock. The First Option Grant vested on the grant date and has an exercise price equal to the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant has a per share exercise price of $0.70. The Second Option Grant will vest as follows:

Percentage of Second Option Grant	Vesting Date
25%	May 6, 2013
25%	May 1, 2014
25%	November 1, 2014
25%	May 1, 2015

Provided that the agreement has not been terminated, on December 31, 2013 Mr. Pruett will become entitled to receive a subsequent grant consisting of, at the Compensation Committee’s option:

•

stock options,

•

restricted stock or other securities issuable under any of our equity incentive plans, or

•

any combination of the foregoing (the “Subsequent Grant”).

The aggregate value of the Subsequent Grant will be at least $918,750. The Subsequent Grant will vest as follows:

Percentage of Subsequent Grant	Vesting Date
25%	May 6, 2013
25%	May 1, 2014
25%	November 1, 2014
25%	May 1, 2015

If Mr. Pruett’s employment is terminated due to death, his estate will receive:

•

three months’ base salary at his then current rate in a lump sum payment, and

•

one year of continued coverage under our employee benefit plans.

If Mr. Pruett’s employment is terminated due to disability, he will receive:

•

six months’ base salary at his then current rate,

•

one year of continued coverage under our employee benefit plans, and

•

any earned but unpaid bonuses, provided that we may credit against such amounts any proceeds paid to Mr. Pruett with respect to any disability policy maintained for his benefit.

If Mr. Pruett’s employment is terminated by us without cause or following a change in control, as defined in the agreement, or by Mr. Pruett for good reason or following a change in control, Mr. Pruett will receive:

•

12 months’ base salary at his then current rate,

•

continued provision during such 12-month period of benefits under our employee benefit plans,

•

immediate vesting of all granted but unvested stock options, and

•

a prorated payment of any bonus or other payments earned in connection with any bonus plan in which Mr. Pruett participated at the time of termination.

The amount of each payment under the bonus salary component will be reduced by $1.00 for each $3.00 otherwise payable, until the aggregate amount of all such reductions, together with the aggregate amount of bonus reductions described above, equals $275,000.

Mr. Pruett will not be entitled to any compensation if his employment is terminated by us for cause or by Mr. Pruett in the absence of good reason. Prior to his employment, Mr. Pruett served as a consultant to the Company earning $57,000 during the year ending March 31, 2013.

Steve Rogai

Mr. Rogai served as our chief executive officer from May 2010 until March 2013. During fiscal 2013, his compensation was determined pursuant to the terms of a three-year employment agreement entered into in October 2011. Under the terms of this agreement, Mr. Rogai was engaged to serve as our chief executive officer and president at an annual base salary of $225,000, and was, in addition to base compensation, entitled to such bonus compensation as determined by our board of directors from time to time. In addition, he was entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties, as well as up to a vacation of two weeks per annum and participation in in any pension, insurance or other employment benefit plan as maintained by us for our executives, including programs of life and medical insurance and reimbursement of membership fees in professional organizations. The agreement also contains a non-competition and non-solicitation provision for a period of up to nine months from the date of termination.

On March 13, 2013, Mr. Rogai notified the board of directors of his decision to step down as our president and chief executive officer and a member of the board of directors effective immediately. Mr. Rogai also resigned from all other positions, offices and directorships of all other entities for which Mr. Rogai was serving at our request. Mr. Rogai agreed to serve as an advisor to our company during a transition period ending April 1, 2013.

In connection with Mr. Rogai’s resignation, we entered into the agreement and general release with him. By virtue of Mr. Rogai’s resignation and entry into the agreement and general release, the aforedescribed employment agreement terminated. Pursuant to the agreement and general release, Mr. Rogai will receive as severance:

•

12 months of his base salary of $225,000 payable in four equal quarterly installments,

•

the sum of $14,091 in four equal quarterly installments to cover Mr. Rogai’s COBRA premiums for 12 months under our group health plan,

•

$5,990 as accrued vacation pay, and

•

$3,000 as a transitional car allowance.

In addition, we agreed to vest all stock options held by Mr. Rogai, which will remain exercisable for the full term of their grant, notwithstanding any contrary provision in the applicable award agreements. In consideration of the foregoing severance amounts Mr. Rogai provided us with a release of claims against our company.

Kevin Harrington

Effective on October 28, 2011, we entered into a three year services agreement with Mr. Harrington and Harrington Business Development, Inc. to provide executive services and for Mr. Harrington to serve as chairman of the board of directors. Under the agreement Mr. Harrington initially received base compensation per annum of $300,000 and is entitled to such bonus compensation as determined by our board of directors from time to time. In addition, he is entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties, as well as up to a vacation of two weeks per annum and participation in in any pension, insurance or other employment benefit plan as maintained by us for our executives, including programs of life and medical insurance and reimbursement of membership fees in professional organizations.

We have agreed to maintain a minimum of $5,000,000 of directors and officers liability coverage during his services term and to indemnify him to the fullest extent permitted under Florida law. In the event of termination for death or disability, his estate is entitled to receive three months base salary at the then current rate, payable in a lump sum and continued payment for a payment of one year following his death of benefits under any employee benefit plan extended from time to time by us to our senior executives. In the event he is terminated for cause or without good reason, as defined under the agreement, he has no right to compensation or reimbursement or to participate in any benefit programs, except as may otherwise be provided by law, for any period subsequent to the effective date of termination. In the event of termination without cause, for good reason or change of control, as defined under the agreement, we are obligated to pay him 12 months base salary at the then current rate, to be paid from the date of termination until paid in full, any accrued benefits under any employee benefit plan extended to him, and he is entitled to immediate vesting of all granted but unvested options and the payment on a pro rate basis of any bonus or other payments earned in connection with any bonus plan to which he is a participant. The agreement also contains a non-competition and non-solicitation provision for a period of up to nine months from the date of termination.

On March 8, 2013, we entered into an agreement with Mr. Harrington to amend certain terms of the aforedescribed services agreement dated October 28, 2011, whereby Mr. Harrington will continue to serve on our board of directors of the Company and:

•

his base annual compensation was reduced to $225,000;

•

his duties under the agreement do not require him to serve on our board of directors. However, he agreed not to sit on the board of directors of any entity that competes with our business and we agreed that he has the right to sit on the board of directors of a company that does not compete with us if our Board grants its consent by a majority vote of its members, not including Mr. Harrington, the consent of which will not be unreasonably withheld;

•

he agreed to comply with all orders from our chief executive officer and the chief financial officer and any failure on his part to comply with an such order will give us the right to terminate the services agreement “for cause,” and

•

certain compensatory benefits payable to Mr. Harrington upon termination for death or disability or termination without cause, for good reason or change of control (as defined under the agreement) have been eliminated.

On May 21, 2013, we entered into the second amendment to the aforedescribed services agreement with Mr. Harrington, was further modified pursuant to which:

•

Section 2 (related to the requirement elimination of the requirement to serve on our Board and the ability to serve on other company boards) and Section 6 (related to adherence to orders from management) of the aforedescribed amendment to the services agreement dated March 8, 2013 were deleted in their entirety,

•

Section 2 of the services agreement was amended to define Mr. Harrington’s general duties as our principal brand ambassador, reporting to our chief executive officer, with whom he will develop and implement promotional strategies to expand and strengthen relationships between our company and our customers and between our company and our vendors, agents and suppliers, and

•

new sub-sections to Section 2 of the services agreement were added that provide:

•

Mr. Harrington has the right to undertake speaking engagements anywhere in the world, and to retain any speaking fees or other compensation resulting therefrom; provided, that such speaking engagements do not interfere or conflict with performance of his duties to us and are undertaken at his expense,

•

as it is expected Mr. Harrington will regularly become aware of new product ideas, proposals, submissions and other opportunities, we will have sole ownership of the opportunities and he will treat all opportunities as confidential information under the terms of the services agreement, and

•

Mr. Harrington is permitted to endorse products or services of third parties if authorized to do so by our chief executive officer.

License Agreement

On February 8, 2011 we entered into a license agreement with Mr. Harrington under which he granted us an exclusive, irrevocable, worldwide license to publish, reproduce or otherwise use:

•

his likeness in any form,

•

rights he may have in the Pitch Tank® seminar series,

•

any URLs he may own,

•

any of the intellectual property of the Pitch Tank seminar series he may own, and

•

all products and business opportunities he has received to date or will receive in the future as a result of his involvement in the Pitch Tank seminar series, the Shark Tank television show and or other speaking engagements.

The term of the license agreement continues for so long as he continues to operate under a service agreement with the Company. As consideration, we agreed to pay him a royalty equal to 10% of the “adjusted gross receipts” as defined in the agreement received by us resulting from Pitch Tank, other seminar events put on by us, and from speaking events put on by third parties at which Mr. Harrington has been invited to speak.

As consideration for amending the services agreement as described above, on March 8, 2013 we entered into an amendment to the licensing agreement, subject to the limitations provided under the services agreement, as amended, during the term of the services agreement Mr. Harrington agreed to license his name and likeness to us on a non-exclusive basis. Pursuant to the non-exclusive license, we agreed to pay Mr. Harrington 10% of any adjusted gross receipts (as defined in the license agreement) received by us from its use of Mr. Harrington’s likeness or image and, if Mr. Harrington generates any revenues from a Pitch Tank speaking engagement, he will pay 10% of the adjusted gross receipts to us.

On May 21, 2013, we entered into a second amendment to the license agreement with Mr. Harrington, pursuant to which:

•

the aforedescribed first amendment to the license agreement dated March 8, 2013 was deleted in its entirety,

•

Mr. Harrington retained, as owner, and we acquired, as licensee, exclusive rights to Mr. Harrington’s name, likeness and other intellectual property rights, and

•

Mr. Harrington’s obligation to pay us 10% of certain speaking fees was deleted.

Dennis W. Healey

Effective on October 28, 2011, we entered into a three year employment agreement with Mr. Healey to serve as our Chief Financial Officer. Under the agreement Mr. Healey receives base compensation per annum of $140,000. Under the agreement, Mr. Healey is, in addition to base compensation, entitled to such bonus compensation as determined by our board of directors from time to time. In addition, he is entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties, as well as up to a vacation of two weeks per annum and participation in in any pension, insurance or other employment benefit plan as maintained by us for our executives, including programs of life and medical insurance and reimbursement of membership fees in professional organizations.

We have agreed to maintain a minimum of $5,000,000 of directors and officers liability coverage during his employment term and to indemnify him to the fullest extent permitted under Florida law. In the event of termination for death or disability, his estate is entitled to receive three months base salary at the then current rate, payable in a lump sum and continued payment for a payment of one year following his death of benefits under any employee benefit plan extended from time to time by us to our senior executives. In the event he is terminated for cause or without good reason, as defined under the agreement, he has no right to compensation or reimbursement or to participate in any benefit programs, except as may otherwise be provided by law, for any period subsequent to the effective date of termination. In the event of termination without cause, for good reason or change of control, as defined under the agreement, we are obligated to pay him 12 months base salary at the then current rate, to be paid from the date of termination until paid in full, any accrued benefits under any employee benefit plan extended to him, and he is entitled to immediate vesting of all granted but unvested options and the payment on a pro rate basis of any bonus or other payments earned in connection with any bonus plan to which he is a participant. The agreement also contains a non-competition and non-solicitation provision for a period of up to nine months from the date of termination.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of March 31, 2013:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Kevin Harrington	—	—	—	—	—	—	—	—	—

Steve Rogai	350,000	—	—	1.50	5/25/2015	—	—	—	—
	150,000	—	—	0.96	9/26/2016	—	—	—	—
	350,000	—	—	0.68	12/7/2022	—	—	—	—

Dennis W. Healey	50,000	—	—	1.50	5/26/2015	—	—	—	—
	50,000	—	—	2.20	12/20/2015	—	—	—	—
	50,000	—	—	0.96	9/26/2016	—	—	—	—
		300,000	—	0.68	12/07/22	—	—	—	—

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At June 21, 2013 we had 71,282,066 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of June 21, 2013 by:

•

each person known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our named executive officers; and

•

our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 14044 Icot Boulevard, Clearwater, Florida 33760. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially owned		% of Class

Kevin Harrington	3,137,311	(1)	4.4%
Ronald C. Pruett, Jr.	1,081,250	(2)	1.5%
Dennis W. Healey	162,500	(3)	*
Greg Adams	12,500	(4)	*
Randolph A. Pohlman, PhD	12,500	(5)	*
Kevin Richardson II	12,829,910	(6)	18.1%

All directors and executive officers as a group (6 persons)	17,235,971	(1)(2)(3)(4)(5)(6)	24.0%

Prides Capital Partners, LLC	9,953,874	(7)	14.1%

———————

* Less than 1%

(1)

The number of shares beneficially owned by Mr. Harrington includes 3,122,311 shares held by Harrington Business Development, Inc., an entity controlled by Mr. Harrington and 15,000 shares held in his own name. Mr. Harrington has voting and investment control over shares held by Harrington Business Development, Inc.

(2)

The number of shares beneficially owned by Mr. Pruett includes 1,081,250 shares underlying options exercisable from $0.33 per shares to $0.70 per share. Does not include 1,968,750 shares of common stock underlying options subject to vesting requirements.

(3)

The shares beneficially owned by Mr. Healey includes 12,500 shares of common stock and 150,000 shares underlying options exercisable at prices ranging from $0.96 per share to $2.20 per share. Does not include 300,000 shares of common stock underlying options subject to vesting requirements.

(4)

Includes 12,500 shares of common stock underlying options exercisable at $1.00 per share and excludes 125,000 shares of common stock underlying options subject to vesting requirements.

(5)

Includes 12,500 shares of common stock underlying options exercisable at $0.82 per share and excludes 125,000 shares of common stock underlying options subject to vesting requirements.

(6)

The number of shares beneficially owned by Mr. Richardson includes 9,953,874 shares beneficially owned by Prides Capital Partners LLC, an entity over which Mr. Richardson has voting and investment control. Includes 2,189,713 shares of common stock held in his own name. Also includes 686,323 shares of common stock issuable upon the exercise of warrants directly held by Mr. Richardson.

(7)

Includes 306,453 shares of common stock issuable upon the exercise of warrants and 166,362 shares of common stock issuable upon the exercise of stock options. The address for Prides Capital Partners, LLC is 200 State Street, 13th Floor, Boston, MA 02109. Kevin Richardson II has voting and investment control over the shares held by Prides Capital Partners, LLC.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of March 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:
2010 Equity Compensation Plan	900,000	$1.36	—
Non-Executive Equity Incentive Plan	800,000	$0.71	—
Assumed options, eDiets Stock Option Plan	2,782,470	$2.83	2,284,330
Plans not approved by shareholders:
2013 Equity Compensation Plan	1,417,500	$0.68	4,582,500

Equity incentive plans

We presently have three equity compensation plans, including the As Seen On TV, Inc. 2010 Equity Compensation Plan, as amended, which we refer to as the Executive Plan, the As Seen On TV, Inc. Non-Executive Equity Incentive Plan, as amended, which we refer to as the Non-Executive Plan and the As Seen On TV, Inc. 2013 Equity Compensation Plan, as amended, which we refer to as the 2013 Plan. The purpose of the each plan is to attract, retain and provide incentives to our employees, officers, directors and consultants thereby increasing shareholder value. Following is a description of these plans.

In June 2010 our board of directors adopted our Executive Plan and our Non-Executive Plan and initially reserved 600,000 shares and 500,000 shares, respectively, for grants under these plans. Our shareholders approved these plans in March 2010 and May 2010, respectively. In February 2011, in connection with a reverse split of our common stock which would have proportionally reduced the number of shares reserved for issuance under these plans, our shareholders approved amendments to these plans changing the number of shares reserved for issuance to 300,000 shares and 300,000 shares, respectively.

In September 2012 our board of directors adopted our 2013 Plan and we initially reserved 3,000,000 shares for grants under this plan. During March 2013 our board of directors increased the number of shares available for grants under this plan to 6,000,000 shares and during May 2013 to 9,000,000 shares. Approval of this plan has not yet been submitted to a vote of our shareholders.

At March 31, 2013 there are outstanding:

•

options to purchase 900,000 shares of our common stock under the Executive Plan with exercise prices ranging from $0.68 to $1.50 per share;

•

options to purchase 800,000 shares of our common stock under the Non-Executive Plan with exercise prices ranging from $0.68 to $2.20 per share; and

•

options to purchase 1,417,500 shares of our common stock under the 2013 Plan with exercise prices ranging from $0.33 to $0.68 per share.

•

options to purchase 2,816,208 shares of our common stock to the former eDiets option holders in connection with the acquisition with exercise prices ranging from $0.21 to $17.84 per share.

Other than the number of shares reserved for issuance under each plan, the terms of the Executive Plan, the Non-Executive Plan and the 2013 Plan are identical.

The plans each provide for the grant of incentive stock options, or ISOs, nonqualified stock options, or NSOs, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. Such shares are currently authorized and unissued, but reserved for issuance. The Executive Plan is reserved primarily for our executive officers and the Non-Executive Plan is reserved primarily for our non-executive employees. Grants under the 2013 Plan are made to our directors, executive officers, employees and consultants. Each plan has a term of 10 years. Accordingly, no grants may be made under the any plan after the 10 year anniversary of its date of adoption, but each plan will continue thereafter while previously granted stock options or stock awards remain outstanding and unexercised.

These plans are administered by our board of directors or a committee appointed by the board of directors, which we refer to as the Committee. The Committee has the power and authority to make grants of stock options or stock awards or any combination thereof to eligible persons under the plan, including the selection of such recipients, the determination of the size of the grant, and the determination of the terms and conditions, not inconsistent with the terms of the plans, of any such grant including, but not limited to:

•

approval of the forms of agreement for use;

•

the applicable exercise price;

•

the applicable exercise periods;

•

the applicable vesting period;

•

the acceleration or waiver of forfeiture provisions; and

•

any other restrictions or limitations regarding the stock option or stock award.

The Committee also has the authority, in its discretion, to prescribe, amend and rescind the administrative rules, guidelines and practices governing the plans, as it from time to time deems advisable. The Committee may construe and interpret the terms of the plans and any stock options or stock awards issued under the plans and any agreements relating thereto and otherwise supervise the administration of the plans. In addition, the Committee may modify or amend each stock option or stock award granted under the plans. All decisions made by the Committee pursuant to the provisions of the plans are final and binding on all persons, including our company and all plan participants.

Our employees, directors and consultants providing services to us are eligible to be granted non-qualified stock options and stock awards under the plans. Our employees are also eligible to receive incentive stock options. The Committee shall select from among the eligible persons under the plans as recommended by our senior management, from time to time in its sole discretion, to make certain grants of stock options or stock awards, and the Committee shall determine, in its sole discretion, the number of shares covered by each grant.

Stock options may be granted to eligible persons alone or in addition to stock awards under the plans. Any stock option granted under the plans will be in such form as the Committee approves, and the provisions of a stock option award need not be the same with respect to each optionee. Recipients of stock options must enter into a stock option agreement with us, in the form determined by the Committee, setting forth the term, the exercise price and provisions regarding exercisability of the stock options granted thereunder. The Committee may grant either incentive stock options or non-qualified stock options or a combination thereof, but the Committee may not grant incentive stock options to any individual who is not our employee. To the extent that any stock option does not qualify as an incentive stock option, it constitutes a separate non-qualified stock option. The Committee may not grant to any employee incentive stock options that first become exercisable in any calendar year in an amount exceeding $100,000.

Incentive stock options and nonstatutory stock options may not be granted at less than the fair market value of the underlying common stock at the date of the grant. Incentive stock options may not be granted at less than 110% of fair market value if the employee owns or is deemed to own more than 10% of the combined voting power of the all classes of our stock at the time of the grant. Stock options can be exercisable at various dates, as determined by the Committee and will expire no more than 10 years from the grant date, or no more than five years for any stock option granted to an employee who owns or is deemed to own 10% of the combined voting power of all classes of our stock. Once vested, stock options granted under the plans are exercisable in whole or in part at any time during the option period by giving written notice to us and paying the option price:

•

in cash or by certified check,

•

through delivery of shares of common stock having a fair market value equal to the purchase price, or

•

a combination of these methods.

The Committee may also permit cashless exercises of stock options.

Stock options issued under the plans may not be transferred other than by will or by the laws of descent and distribution. During an optionee’s lifetime, a stock option may be exercised only by the optionee. Unless otherwise provided by the Committee, stock options that are exercisable at the time of a recipient’s termination of service with our company will continue to be exercisable for three months thereafter, or for 12 months thereafter if the optionee’s employment is terminated due to their death or disability.

Stock appreciation rights may be granted to eligible persons alone or in addition to stock options or other stock awards under the plans. The Committee will determine the number of shares of common stock to which the stock appreciation rights shall relate. Each stock appreciation right will have an exercise period determined by the Committee not to exceed 10 years from the grant date. Upon exercise of a stock appreciation right, the holder will receive cash or a number of shares of common stock equal to:

•

the number of shares for which the stock appreciation right is exercised multiplied by the appreciation in the fair market value of a share of common stock between the stock appreciation right grant date and exercise date, divided by

•

the fair market value of a share of common stock on the exercise date of the stock appreciation right.

Stock purchase rights may be granted to eligible persons alone or in addition to stock options or other stock awards under the plans. A stock purchase right allows a recipient to purchase a share of common stock at a price determined by the Committee. Unless otherwise determined by the Committee, we have the right to repurchase the shares of common stock acquired upon exercise of the stock purchase right upon the recipient’s termination of service, for any reason, prior to the satisfaction of the vesting conditions established by the Committee. Unless otherwise determined by the Committee, our right of repurchase will lapse as to 1/6th of the purchase shares on the date that is six months after the grant date, and as to an additional 1/6th of such shares every six months thereafter. Upon exercise of a stock purchase right, the purchaser will have all of the rights of a shareholder with respect to the shares of common stock acquired.

Stock purchase rights may not be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime, a purchase grant may be exercised only by the recipient. Unless otherwise determined by the Committee, if a recipient’s service to us terminates for any reason, all stock purchase rights held by the recipient will automatically terminate.

Restricted and unrestricted stock awards may be granted to eligible persons alone or in addition to stock options or other stock awards under the plans. Shares of common stock granted in connection with a restricted stock award are generally subject to forfeiture upon:

•

termination of the recipient’s service with our company prior to vesting. or

•

the failure by the recipient to meet performance goals established by the Committee as a condition of vesting.

Shares of common stock subject to a restricted stock award cannot be sold, transferred, assigned, pledged or otherwise encumbered or disposed of until the applicable restrictions lapse. Unless otherwise determined by the Committee, holders of shares of common stock granted in connection with a restricted stock award have the right to vote such shares and to receive any cash dividends with respect thereto during the restriction period. Any stock dividends will be subject to the same restrictions as the underlying shares of restricted stock. Unrestricted stock awards are outright grants of shares of common stock that are not subject to forfeiture.

If:

•

we merge or consolidate with another corporation,

•

there is an exchange of substantially all of our outstanding stock for shares of another entity in which our shareholders will own less than 50% of the voting shares of the surviving entity, or

•

we sell substantially all of our assets,

then, unless otherwise provided by the Committee in a grantee’s option or award agreement, each outstanding and unexercised stock option or stock award may be assumed by the successor corporation or an equivalent option, or stock award will be substituted by the successor. If, however, the successor does not assume the stock options and stock awards or substitute equivalent stock options or stock awards, then each outstanding and unexercised stock option and stock award shall become exercisable for a period of at least 20 days prior to the effective date of such transaction and our right of repurchase with respect to shares covered by all outstanding stock purchase rights and all restrictions with respect to restricted stock awards will lapse. Any stock options, or stock awards that are not exercised during such 20-day period shall terminate at the end of such period.

Stock options and stock awards made under the plans will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock, or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by us.

eDiets’ plans

Pursuant to a merger agreement with eDiets, effective February 28, 2013, upon the closing of the transaction we assumed the eDiets.com Amended and Restated Equity Incentive Plan and the eDiets.com, Inc. Stock Option Plan and all options issuable under such plans totaling 2,913,807 options.

At the effective time of the merger with eDiets, each eDiets option that remained outstanding and unexercised following the effective time was deemed amended and is now exercisable for shares of our common stock. The terms and conditions of the options remained the same, except that the number of shares covered by the option, and the exercise price was adjusted to reflect the exchange ratio of 1.2667. The exercise price per share is now equal to the exercise price prior to the effective time, divided by the exchange ratio. The following discussion reflects options and shares adjusted for the exchange ratio.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our former Chief Executive Officer, Mr. Rogai, had loaned $107,000 to the Company in the past to meet short-term working capital needs. The loan was unsecured and carried an interest rate of 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note was convertible into common shares of the Company at $1.50 per share and carried an interest rate of 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470--Debt. Accordingly, a beneficial conversion feature of $107,000 was recognized and was accreted to interest expense over the initial one year term of the note. The note payable to officer was fully accreted at March 31, 2013 and March 31, 2012, respectively. On May 25, 2011, the Promissory Note was amended to extend the maturity one additional year under the same terms.

On August 18, 2011, Mr. Rogai entered into a Subordination Agreement relating to his note. In connection with our Bridge Debenture offering in the amount of $1,800,000, Mr. Rogai agreed to subordinate his position to that of the Bridge Offering investors. On October 28, 2011, the note in the principal amount of $107,000 was converted into Units offered in connection with the Company’s October 28, 2011 financing. As a result, Mr. Rogai received 133,750 common shares and 133,750 warrants exercisable at $1.00 per share. Interest expense recognized under the note totaled $0 and $23,271 for the years ending March 31, 2013 and 2012, respectively.

Under the anti-dilution protection provisions of 2011 Unit Offering, Mr. Rogai received an additional 46,082 shares of common stock and 91,040 additional warrants exercisable at $0.595 per common share, upon the November 14, 2012 closing of the Company’s 2012 Unit Offering.

On March 13, 2013, Mr. Rogai and the Company entered into an Agreement and General Release (“Severance Agreement”) terminating his employment as of that date. As part of this agreement and under the provisions of Mr. Rogai’s employment agreement, Mr. Rogai received severance including: (i) twelve (12) months base salary totaling $225,000, payable in four equal quarterly installments; (ii) quarterly payments totaling $14,091 representing reimbursement of one years’ health insurance premiums; (iii) $5,990 in accrued but unused vacation pay; and (iv) $3,000 in transitional auto allowance. The Company has recorded total severance expense of $242,091 related to this agreement during the year ended March 31, 2013, and $179,318 is included in accrued expenses as of March 31, 2013.

In addition, the Severance Agreement further provided for the modification of Mr. Rogai’s outstanding options, providing for vesting in full upon termination and extending their exercise period to the full term of the initial grant. This modification, including accelerated vesting, resulted in a non-cash charge to stock based compensation of approximately $327,000, which was recorded during the year ended March 31, 2013.

Concurrent with the Company’s acquisition of eDiets on February 28, 2013, the Company issued 988,654 shares of common stock and 494,328 common stock purchase warrants in settlement of $600,000 of related eDiets party debt and $92,057 in related interest to an eDiets director and one former director. At March 31, 2013, the Company had outstanding a $100,000 note payable to a director, which bears interest at 5% per annum and is due June 30, 2013. For the period from February 28, 2013 through March 31, 2013, the Company recognized interest expense of $425 related to this note which is accrued at March 31, 2013.

Director independence

Mr. Greg Adams and Dr. Randolph Pohlman are each considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Currently, our Audit Committee reviews and approves audit and permissible non-audit services performed by its current independent registered public accounting firm, EisnerAmper LLP as well as the fees charged for such services. In its review of non-audit service and its appointment of EisnerAmper LLP the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by EisnerAmper LLP were approved by the Board, acting as our Audit Committee. The following table shows the fees that were billed for the audit and other services for fiscal 2013 and fiscal 2012.

	2013	2012

Audit Fees	$216,800	$158,000
Audit-Related Fees	96,600	—
Tax Fees	—	—
All Other Fees	—	—
Total	$313,400	$158,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)

Financial statements.

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance sheets at March 31, 2013 and 2012

•

Consolidated Statements of Operations for the years ended March 31, 2013 and 2012

•

Consolidated Statements of Changes in Stockholders’ Equity/(Deficiency) at March 31, 2013

•

Consolidated Statements of Cash Flows for the Years Ended March 31, 2013 and 2013

•

Notes to Consolidated Financial Statements

(b)

Exhibits.

2.1	Agreement and Plan of Merger effective May 28, 2010 (1)
2.2	Agreement and Plan of Merger by and among As Seen On TV, Inc., eDiets Acquisition Company and eDiets.com, Inc. dated as of October 31, 2012 (17)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation dated April 18, 2008 (2)
3.3	Amendment to Articles of Incorporation dated August 5, 2010 (15)
3.4	Amendment to Articles of Incorporation effective October 28, 2011 (10)
3.5	Bylaws (2)
3.6	Certificate of Merger effective February 28, 2013 *
4.1	Form of Series A, B and C Warrant 2010 (1)
4.2	Form of Placement Agent Warrant 2010 (1)
4.3	Convertible Promissory Note issued to Steven Rogai (1)
4.4	Form of Series A-1, B-1 and C-1 Warrant (13)
4.5	Convertible Debenture dated April 8, 2011(5)
4.5.1	Amendment to Convertible Debenture dated April 8, 2011 (9)
4.6	Form of Convertible Debenture issued August 29, 2011 (9)
4.7	Form of Warrant issued August 29, 2011 (9)
4.8	Form of Warrant issued under Securities Purchase Agreement dated October 28, 2011 (10)
4.9	Form of Placement Agent Warrant issued under Securities Purchase Agreement dated October 28, 2011 (10)
4.10	Form of Common Stock Warrant issued under Securities Purchase Agreement dated October 28, 2011 (10)
4.12	Form of Warrant dated June 28, 2012 (14)
4.13	Form of 12% Senior Secured Convertible Note (16)
4.14	Form of Warrant dated September 7, 2012 (16)
4.15	Form of Placement Agent Warrant dated September 7, 2012 (16)
4.16	Form of Warrant dated November 14, 2012 (19)
4.17	Form of Placement Agent Warrant dated November 14, 2012 (19)
10.1	Services Agreement with Kevin Harrington (7)**
10.2	Employment Agreement with Steve Rogai (7)**
10.3	Employment Agreement with Dennis W. Healey (7)**
10.4	Form of Independent Director Agreement (7)**
10.5	2010 Executive Equity Incentive Plan (3)**
10.6	2010 Non Executive Equity Incentive Plan (3)**
10.7	Securities Purchase Agreement dated April 11, 2011 (5)
10.8	Securities Purchase Agreement dated May 27, 2011 (6)
10.9	Severance, Consulting and Release Agreement dated March 23, 2011 (13)
10.10	Securities Purchase Agreement effective August 29, 2011 (9)
10.11	Notice, Consent, Amendment and Waiver Agreement between the Company and a majority of the Purchasers under the Securities Purchase Agreement dated May 27, 2011, effective August 29, 2011 (9)
10.12	Securities Purchase Agreement dated October 28, 2011 (10)
10.13	Binding Letter Agreement date May 27, 2011 (11)
10.14	Stratcon Partners, LLC Agreement dated December 6, 2011 (12)
10.15	Purchasing and Marketing Agreement with Presser Direct(13)
10.16	Asset Purchase Agreement dated June 22, 2012 by and among Seen On TV, LLC and Mary Beth Gearhart (formerly Fasano) and TV Goods, Inc. and As Seen On TV, Inc. (14)

10.17	$500,000 principal amount Senior Promissory Note dated September 6, 2012 issued by eDiets.com, Inc. in favor of As Seen On TV, Inc. (15)
10.18	Securities Purchase Agreement dated September 7, 2012 (16)
10.19	Security Agreement dated September 7, 2012 (16)
10.20	Steve Rogai Lock-up Agreement dated November 5, 2012 (18)
10.21	Kevin Harrington Lock-up Agreement dated November 5, 2012 (18)
10.22	Securities Purchase Agreement dated November 14, 2012 (19)
10.23	License Agreement with Kevin Harrington dated February 8, 2012 (20)**
10.24	Amendment to Services Agreement with Kevin Harrington dated March 8, 2013 (20)**
10.25	Amendment to License Agreement with Kevin Harrington dated March 8, 2013 (20)**
10.26	Agreement and General Release dated March 13, 2013 between As Seen On TV, Inc. and Steve Rogai (21)**
10.27	Employment Agreement, dated May 1, 2013, between As Seen On TV, Inc. and Ronald C. Pruett, Jr. (22)**
10.28	Assignment and Assumption Agreement, dated May 21, 2013, between TVGoods, Inc. and As Seen On TV, Inc. (23)
10.29	Second Amendment to License Agreement, dated May 21, 2013, between As Seen On TV, Inc. and Kevin Harrington (23)**
10.30	Second Amendment to Services Agreement, dated May 21, 2013, between As Seen On TV, Inc. and Kevin Harrington (23)**
10.31	2013 Equity Compensation Plan, as amended
10.32	Agreement and Plan of Merger dated as of May 15, 2006 by and among eDiets.com, Inc., Nutrio Acquisition Corp., Nutrio.com, Inc. and Scot Hunter (24)
10.33	Securities Purchase Agreement dated May 15, 2006 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (25)
10.34	Note and Warrant Purchase Agreement dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (27)
10.35	Senior Secured Note dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (28)
10.36	Warrant and Purchase of Common Stock dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (29)
10.37	Registration Rights Agreement dated August 31, 2007, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (30)
10.38	Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (31)
10.39	Intellectual Property Security Agreement dated August 31, 2007 by and between eDiets.com, Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (32)
10.40	Subsidiary Guaranty dated August 31, 2007 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (33)
10.41	Amended and Restated Product and Services Supply Agreement dated March 12, 2007 between eDiets.com, Inc. and Purfoods, LLC. (34)++
10.42	Note and Warrant Purchase Agreement dated May 30, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (35)
10.43	eDiets.com, Inc. Senior Secured Note dated May 30, 2008. (38)
10.44	Warrant for the Purchase of Common Stock dated May 30, 2008. (37)
10.45	Registration Rights Agreement dated May 30, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (38)
10.46	Security Agreement dated May 30, 2008 by and between eDiets.com Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (39)
10.47	Intellectual Property Security Agreement dated May 30, 2008 by and between eDiets.com Inc., eDiets, Inc., Nutrio.com, Inc. and Prides Capital Fund I, L.P. (40)
10.48	Subsidiary Guaranty dated May 30, 2008. (41)
10.49	Amended Warrant for the Purchase of Common Stock dated May 30, 2008. (42)
10.50	Product Services and Supply Agreement between eDiets.com, Inc. and Purfoods, LLC. (43)++
10.51	Note and Warrant Purchase Agreement dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (44)
10.52	Letter Amendment No. 1 dated November 13, 2008 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (45)
10.53	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Kevin A. Richardson II. (46)

10.54	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Lee Isgur. (47)
10.55	Securities Subscription and Purchase Agreement dated June 23, 2009, by and between eDiets.com, Inc. and Kevin McGrath. (48)
10.56	Agreement to Amend Warrants dated June 23, 2009, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (49)
10.57	eDiets.com, Inc. Form of Warrant for the Purchase of Shares of Common Stock. (50)
10.58	Waiver and Forbearance Agreement dated November 11, 2009 by and among eDiets.com, Inc., Prides Capital Fund I, L.P., Kevin Richardson II, Lee Isgur and Kevin McGrath. (51)
10.59	Promissory Note dated March 9, 2010 issued by eDiets.com, Inc. to Kevin A. Richardson, II. (52)
10.60	Waiver Letter No. 4 dated March 9, 2010, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (52)
10.61	Debt Conversion Agreement, dated as of April 5, 2010, by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (53)
10.62	Debt Conversion Agreement, dated as of April 5, 2010, by and between eDiets.com, Inc. and Kevin A. Richardson, II. (53)
10.63	Securities Subscription and Purchase Agreement, dated April 5, 2010, by and between eDiets.com, Inc. and Kevin A. Richardson, II. (53)
10.64	Securities Subscription and Purchase Agreement, dated April 5, 2010, by and among eDiets.com, Inc., Kevin N. McGrath and Lee S. Isgur. (53)
10.65	Amendment No. 2 to Registration Rights Agreement, dated April 5, 2010, by and among eDiets.com, Inc., Prides Capital Fund I, L.P., Kevin Richardson, Lee Isgur and Kevin McGrath. (53)
10.66	eDiets.com, Inc. Amended and Restated Equity Incentive Plan. ** (54)
10.67	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Lee S. Isgur. (55)
10.68	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin N. McGrath. (56)
10.69	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin A. Richardson II. (57)
10.70	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and Kevin A. Richardson, II. (58)
10.71	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and Lee S. Isgur. (59)
10.72	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and BBS Capital Fund, L.P. (60)
10.73	Subscription Agreement dated February 7, 2011 by and between eDiets.com, Inc. and Haus Capital Fund, L.P. (61)
10.74	Form of Warrant. (62)
10.75

Registration Rights Agreement dated February 7, 2011 by and among eDiets.com, Inc., Kevin A. Richardson, II, Lee S. Isgur, BBS Capital Fund, L.P., Haus Capital Fund, L.P. and Prides Capital Partners, LLC. (63)

10.76	Standby Purchase Agreement, dated May 12, 2011, by and between eDiets.com, Inc. and Aria Master Fund Ltd. (64)
10.77	Subscription Agreement dated November 29, 2011 by and between eDiets.com, Inc. and BBS Capital Fund, L.P. (65)
10.78	Registration Rights Agreement dated November 29, 2011 by and between eDiets.com, Inc. and BBS Capital Fund, L.P.(65)
10.79	Amendment to Promissory Note entered into as of December 1, 2011 between eDiets.com, Inc. and Kevin A. Richardson, II.(66)
10.80	Amendment to Promissory Note entered into as of December 1, 2011 between eDiets.com, Inc. and Lee S. Isgur. (66)
10.81	Amendment to Promissory Note entered into as of December 1, 2011 between eDiets.com, Inc. and Kevin N. McGrath. (66)
10.82	First Amendment to Employment Agreement dated December 30, 2011 between eDiets.com, Inc. and Kevin McGrath. (66)
10.83	Amendment No. 1 to Registration Rights Agreement dated January 9, 2012 by and between eDiets.com, Inc. and BBS Capital Fund, L.P. (67)
10.84	Fourth Amendment dated February 6, 2012 to eDiets.com, Inc. Amended and Restated Equity Incentive Plan. (68)
10.85	eDiets.com, Inc. Amended and Restated Equity Incentive Plan, as amended. (68)
10.86	Letter Agreement dated as of February 15, 2012 by and between eDiets.com, Inc. and Prides Capital Fund I, L.P. (69)
10.87	Agreement and General Release dated as of February 16, 2012 by and between eDiets.com, Inc. and Kevin N. McGrath(69)
10.88	Employment Agreement dated February 23, 2012 by and between eDiets.com, Inc. and Thomas Connerty. (70)

10.89	Asset Purchase Agreement dated August 6, 2012 by and among eDiets.com, Inc., Nutrio.com, Inc. and Nutrio, LLC.(71)
10.90	Bill of Sale and Assignment and Assumption Agreement dated August 6, 2012 by and among eDiets.com, Inc., Nutrio.com, Inc. and Nutrio, LLC.(71)
10.91	Assignment of Payments dated August 6, 2012 by and among eDiets.com, Inc., Nutrio.com, Inc. and Nutrio, LLC.(71)
10.92	Termination Agreement dated September 13, 2012 by and between eDiets.com, Inc. and Radice III, LLC.(72)
10.93	Lease Agreement dated September 18, 2012 between eDiets.com, Inc. and 555 Andrews LLC. (73)
10.94	Amendment dated November 16, 2012, to Senior Promissory Note dated September 6, 2012, between eDiets.com, Inc. and As Seen On TV, Inc.(74)
10.95	Amendment to Promissory Note entered into as of January 7, 2013 between eDiets.com, Inc. and Kevin A. Richardson, II.(75)
10.96	Amendment to Promissory Note entered into as of January 7, 2013 between eDiets.com, Inc. and Lee S. Isgur.(75)
10.97	Amendment to Promissory Note entered into as of January 7, 2013 between eDiets.com, Inc. and Kevin N. McGrath.(75)
10.98	Senior Promissory Note dated February 12, 2013 issued by eDiets.com, Inc. to As Seen On TV, Inc.(76)
21.1	List of subsidiaries of the Company *
23.1	Consent of EisnerAmper LLP *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 *
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document ***
101.CAL	XBRL Taxonomy Calculation Linkbase Document ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

———————

*

Filed herewith.

**

Management contract or compensatory plan arrangement.

***

These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference

++

Confidential treatment requested pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934. Confidential portions of this document have been redacted and have been filed separately with the SEC.

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

(8)

Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2011.

(9)

Incorporated by reference to Form 8-K dated August 29, 2011 filed on August 31, 2011.

(10)

Incorporated by reference to Form 8-K dated November 18, 2011 as filed on November 21, 2011.

(11)

Incorporated by reference to Form 8-K dated May 27, 2011 filed on June 3, 2011.

(12)

Incorporated by reference to Form 8-K dated December 6, 2011 filed on December 12, 2011.

(13)

Incorporated by reference to Form S-1 Registration Statement (333-170778).

(14)

Incorporated by reference to the Form 8-K dated June 28, 2012 filed on July 5, 2012.

(15)

Incorporated by reference to the Form 8-K dated September 7, 2013 filed September 13, 2012.

(16)

Incorporated by reference to the Form 8-K dated September 20, 2012 filed September 25, 2012.

(17)

Incorporated by reference to the Form 8-K dated October 31, 2012 filed November 1, 2012.

(18)

Incorporated by reference to the Form 8-K dated November 14, 2012 filed November 16, 2012.

(19)

Incorporated by reference to the Form 8-K dated December 28, 2012 filed January 4, 2013.

(20)

Incorporated by reference to the Form 8-K dated March 8, 2013 filed March 14, 2013.

(21)

Incorporated by reference to the Form 8-K dated March 13, 2013 filed March 19, 2013.

(22)

Incorporated by reference to the Form 8-K dated May 2, 2013 filed May 7, 2013.

(23)

Incorporated by reference to the Form 8-K dated May 21, 2013 filed May 24, 2013.

(24)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on May 16, 2006 (Filed as Exhibit 2.1).

(25)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on May 16, 2006 (Filed as Exhibit 10.1).

(27)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.1).

(28)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.2).

(29)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.3).

(30)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.4).

(31)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.5).

(32)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.6).

(33)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on September 4, 2007 (Filed as Exhibit 10.7).

(34)

Incorporated by reference to eDiets.com, Inc.’s Form 10-Q for the quarterly period ended March 31, 2008 and filed with the SEC on May 15, 2008 (Filed as Exhibit 10.1).

(35)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.1).

(36)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.2).

(37)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.3) .

(38)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.4).

(39)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.5).

(40)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.6).

(41)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.7).

(42)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 4, 2008 (Filed as Exhibit 10.8).

(43)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on August 11, 2008 (Filed as Exhibit 10.1).

(44)

Incorporated by reference to eDiets.com, Inc.’s Form 10-Q for the quarterly period ended September 30, 2008 and filed with the SEC on November 14, 2008 (Filed as Exhibit 10.1).

(45)

Incorporated by reference to eDiets.com, Inc.’s Form 10-Q for the quarterly period ended September 30, 2008 and filed with the SEC on November 14, 2008 (Filed as Exhibit 10.2).

(46)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.1).

(47)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.2).

(48)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.3).

(49)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on June 29, 2009 (Filed as Exhibit 10.4).

(50)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on September 11, 2009 (Filed as Exhibit 10.5).

(50)

Incorporated by reference to eDiets.com, Inc.’s Form S-3 filed with the SEC on November 12, 2009 (Filed as Exhibit 99.1).

(51)

Incorporated by reference to eDiets.com, Inc.’s Form S-3 filed with the SEC on November 12, 2009 (Filed as Exhibit 99.2).

(52)

Incorporated by reference to eDiets.com, Inc.’s Form 10-K filed with the SEC on March 12, 2010.

(53)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on April 6, 2010.

(54)

Incorporated by reference to eDiets.com, Inc.’s Form S-8 filed with the SEC on August 16, 2010.

(55)

Incorporated by reference to eDiets.com, Inc.’s Form 10-Q for the quarterly period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Filed as Exhibit 10.46).

(56)

Incorporated by reference to eDiets.com, Inc.’s Form 10-Q for the quarterly period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Filed as Exhibit 10.47).

(57)

Incorporated by reference to eDiets.com, Inc.’s Form 10-Q for the quarterly period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Filed as Exhibit 10.48).

(58)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.49).

(59)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.50).

(60)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.51).

(61)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.52).

(62)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on February 11, 2011(Filed as Exhibit 10.53).

(63)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on February 11, 2011 (Filed as Exhibit 10.54).

(64)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on May 13, 2011.

(65)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on December 1, 2011.

(66)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on January 3, 2012.

(67)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on January 10, 2012.

(68)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on February 10, 2012.

(69)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on February 17, 2012.

(70)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on February 27, 2012.

(71)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on August 9, 2012.

(72)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on September 14, 2013.

(73)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on September 24, 2012.

(74)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on November 21, 2012.

(75)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on January 10, 2013.

(76)

Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on February 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

As Seen On TV, Inc.

June 28, 2013	By:	/s/ Ronald C. Pruett, Jr.
Ronald C. Pruett, Jr., Chief Executive Officer

	By:	/s/ Dennis W. Healey
Dennis W. Healey, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Kevin Harrington	Chairman of the Board	June 28, 2013
Kevin Harrington

/s/ Ronald C. Pruett, Jr.	Chief Executive Officer, President, director, principal executive officer	June 28, 2013
Ronald C. Pruett, Jr.

/s/ Dennis W. Healey	Chief Financial Officer, principal financial and accounting officer	June 28, 2013
Dennis W. Healey

/s/ Randolph Pohlman	Director	June 28, 2013
Randolph Pohlman, PhD.

/s/ Greg Adams	Director	June 28, 2013
Greg Adams

/s/ Kevin Richardson, II	Director	June 28, 2013
Kevin Richardson, II

INDEX TO FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

As Seen On TV, Inc.

We have audited the accompanying consolidated balance sheets of As Seen On TV, Inc. and Subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended March 31, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of As Seen On TV, Inc. and Subsidiaries as of March 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plan considering these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Edison, New Jersey

June 28, 2013

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,352,730	$4,683,186
Accounts receivable, net	2,559,332	2,055,162
Advances on inventory purchases	67,455	304,702
Inventories	788,727	1,561,314
Prepaid expenses and other current assets	792,450	262,163
Total current assets	6,560,694	8,866,527

Restricted cash-non current	450,000	—
Certificate of deposit – non current	50,489	50,000
Property, plant and equipment, net	144,801	140,000
Goodwill	9,300,000	—
Intangible assets, net	10,567,655	729,450
Deposits	17,504	—
Total Assets	$27,091,143	$9,785,977

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable	$3,039,794	$433,591
Deferred revenue	173,750	33,750
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	727,730	601,695
Notes payable related party	100,000	—
Accrued interest related party	425	—
Notes payable – current portion	281,805	28,737
Warrant liability	11,689,306	25,797,615
Total current liabilities	16,168,810	27,051,388

Debt-non current	193,107	—

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and 2012, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 shares authorized at March 31, 2013 and 2012 and; 71,282,066 and 31,970,784 issued and outstanding at March 31, 2013 and 2012, respectively.	7,128	3,197
Additional paid-in capital	24,293,947	—
Accumulated deficit	(13,571,849)	(17,268,608)
Total stockholders' equity (deficiency)	10,729,226	(17,265,411)

Total liabilities and stockholders' equity (deficiency)	$27,091,143	$9,785,977

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2013	2012

Revenues	$10,107,505	$8,165,470
Cost of revenues	7,358,314	6,270,508

Gross profit	2,749,191	1,894,962

Operating expenses:
Selling and marketing expenses	4,443,526	3,517,765
General and administrative expenses	7,053,584	4,970,616

Loss from operations	(8,747,919)	(6,593,419)

Other (income) expense:
Warrant revaluation	(13,950,739)	(5,452,436)
Loss of extinguishment of debt	—	2,950,513
Revaluation of derivative liability	—	(209,351)
Other income	(82,636)	(10,076)
Interest expense	1,588,272	4,181,642
Interest expense - related party	425	23,271
	(12,444,678)	1,483,563

Income (loss) before income taxes	3,696,759	(8,076,982)

Provision for income taxes	—	—

Net income (loss)	$3,696,759	$(8,076,982)

Net income (loss) per share:
Basic net income(loss) per share	$0.09	$(0.40)
Diluted net income (loss) per share	$0.09	$(0.40)

Weighted-average number of common shares outstanding – basic and diluted
Basic	40,539,166	20,240,435
Diluted	43,439,631	20,240,435

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED MARCH 31, 2013 AND 2012

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2011	10,886,374	$1,089	$3,460,597	$(7,897,323)	$(4,435,637)
Common shares issued for services	16,849	2	183,998	—	184,000
Warrants issued for services	—	—	132,707	—	132,707
Common stock issued in Private Placement, net of offering costs of $255,900	292,500	29	914,071	—	914,100
Common shares issued in Unit offering, net of Offering costs of $1,605,747	15,625,945	1,563	10,892,690	—	10,894,253
Placement Agent consideration For Unit offering	100,000	10	(10)	—	—
Common shares issued on conversion of notes payable in Unit offering	4,041,563	404	4,980,359	—	4,980,763
Warrants issued in Unit offering	—	—	(26,353,122)	(1,294,303)	(27,647,425)
Common shares issued on conversion of related party note payable	133,750	13	106,987	—	107,000
Share-based compensation	—	—	356,702	—	356,702
Cashless exercise of Placement Agent warrants	331,303	33	3,594,402	—	3,594,435
Shares issued under repricing agreement	292,500	29	(29)	—	—
Warrants issued on deposit of Asset acquisition	—	—	162,192	—	162,192
Common shares issued on deposit of assets acquisition	250,000	25	499,975	—	500,000
Warrants issued with convertible note	—	—	811,447	—	811,447
Beneficial conversion feature on note payable	—	—	243,711	—	243,711
Settlement of derivative liability	—	—	13,323	—	13,323
Net loss	—	—	—	(8,076,982)	(8,076,982)
Balance March 31, 2012	31,970,784	3,197	—	(17,268,608)	(17,265,411)
Share based compensation – options	—	—	1,374,804	—	1,374,804
Common stock issued in Unit offering net of offering costs of $885,300	10,410,285	1,041	6,400,548	—	6,401,589
Placement Agent consideration for Unit Offering	100,000	10	(10)	—	—
Common shares issued on conversion of notes payable in Unit offering	2,190,140	219	1,302,914	—	1,303,133
Warrants issued in Unit Offering reclassed to warrant liability	—	—	(5,170,769)	—	(5,170,769)
Shares issued under repricing agreement	6,019,933	602	(602)	—	—
Common shares issued for services	275,000	27	218,719	—	218,746
Reclassification of warrant liability due to expiration of down round provision	—	—	6,386,307	—	6,386,307
Warrants issued for services	—	—	215,905	—	215,905
Common shares issued in asset acquisition	250,000	25	257,475	—	257,500
Warrants issued in asset acquisition, including warrant modification	—	—	241,880	—	241,880
Beneficial conversion feature on notes payable	—	—	533,032	—	533,032
Common shares issued in acquisition	19,077,270	1,908	11,062,898	—	11,064,806
Common shares issued upon conversion of acquisition related notes	988,654	99	691,958	—	692,057
Warrants issued in connection with acquisition related notes reclassed to warrant liabilities	—	—	(197,855)	—	(197,855)
Options issued in acquisition to eDiets employees	—	—	604,218	—	604,218
Warrants issued in acquisition	—	—	289,875	—	289,875
Acquisition related consulting fee	—	—	82,650	—	82,650

Net Income	—	—	—	3,696,759	3,696,759

Balance March 31, 2013	71,282,066	$7,128	$24,293,947	$(13,571,849)	$10,729,226

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2013 AND 2012

	Year Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,696,759	$(8,076,982)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	190,741	48,572
Amortization of discount on convertible debt	1,249,793	1,993,650
Amortization of deferred financing costs	300,527	2,149,491
Warrants issued for services	215,905	132,707
Share-based compensation	1,374,804	356,702
Acquisition related consulting fees	82,650	—
Interest accretion in related party note payable	—	15,781
Shares issued for consulting services	218,746	184,000
Change in fair value of warrants	(13,950,739)	(5,452,436)
Change in derivative liability	—	(209,351)
Loss on extinguishment of debt	—	2,950,513
Accrued interest-related party	425	(2,354)
Impairment of investments	—	150,000
Inventory write-down	1,333,960	347,720
Changes in operating assets and liabilities:
Accounts receivable	(380,672)	(1,972,924)
Advances on inventory purchases	237,247	(304,702)
Inventories	(833,651)	(1,907,927)
Prepaid expenses and other current assets	(89,930)	(115,693)
Other non-current assets	23,079	-
Accounts payable	287,216	100,754
Deferred revenue	(205,009)	(54,902)
Accrued expenses and other current liabilities	(145,646)	493,369
Net cash used in operating activities	(6,393,795)	(9,174,012)
Cash flows from investing activities:
Deposit on asset acquisition	—	(67,254)
Certificate of deposit – non current	(489)	(50,000)
Purchase of intangible assets	(1,575,525)	—
Cash paid in acquisition-net of cash acquired of $691,344	(1,713,656)	—
Additions to property, plant and equipment	(2,879)	(95,840)
Net cash used in investing activities	(3,292,550)	(213,094)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	1,275,000	2,550,000
Costs associated with convertible debt	(157,175)	(342,586)
Proceeds of notes payable	—	89,514
Repayment of notes payable	(163,837)	(70,491)
Proceeds from private placements of common stock	7,287,200	13,670,000
Costs associated with private placement	(885,300)	(1,861,647)
Net cash provided by financing activities	7,355,888	14,034,790
Net increase (decrease) in cash and cash equivalents	(2,330,456)	4,647,684
Cash and cash equivalents - beginning of year	4,683,186	35,502
Cash and cash equivalents - end of year	$2,352,730	$4,683,186

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED MARCH 31, 2013 AND 2012

	Year Ended March 31,
	2013	2012
Supplemental disclosures of cash flow information
Interest paid in cash	$4,301	$9,361
Taxes paid in cash	$—	$—
Non Cash Investing and Financing Activities
Common shares issued towards settlement of notes payable	$—	$107,000
Common shares issued on acquisition deposit	$257,500	$500,000
Warrants issued with debt	$860,112	$811,447
Cashless exercise of placement agent warrants	$—	$3,594,435
Deferred offering costs	$—	$63,500
Beneficial conversion feature on note payable	$533,032	$243,711
Settlement of derivative liabilities	$—	$13,323
Warrant liabilities	$—	$29,067,319
Warrants issued for asset acquisition	$241,880	$—
Insurance premiums financed through note payable	$214,844	$—
Reclassification of warrant liabilities to equity	$6,386,307	$—
Warrants issued in Unit Offering	$5,170,769	$—
Common shares issued in conversion of note payable	$1,303,133	$—
Common shares issued in acquisition	$11,064,806	$—
Common shares issued upon conversion of notes payable at acquisition	$692,057	$—
Warrants issued in connection with acquisition in related notes	$197,855	$—
Options issued in acquisition	$1,298,451	$—
Warrants issued in acquisition	$289,875	$—

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Our Business, Liquidity and Going Concern

Description of Our Business

As Seen On TV, Inc. (“ASTV”, “we”, or the “Company”) is a direct response marketing company and owner of AsSeenOnTV.com and eDiets.com. We identify, develop and market consumer products for global distribution via TV, Internet and retail channels. Following our February 2013 acquisition of eDiets.com, Inc., our business is organized along two segments, the As Seen On TV (“ASTV”) segment is a direct response marketing company that identifies and advises in the development and marketing of consumer products. The eDiets segment is a subscription-based nationwide weight-loss oriented meal delivery service. In fiscal 2013, the ASTV and eDiets segments represented approximately 92% and 8%, respectively, of our annual net revenues. Our fiscal 2013 net revenues included one month revenues from eDiets’ for approximately $794,000.

On February 28, 2013, we acquired 100% of the outstanding stock of eDiets.com, Inc. (“eDiets”) pursuant to the terms and conditions of the Agreement and Plan of Merger by and among our company, eDiets Acquisition Company, a Delaware corporation and wholly owned subsidiary of our company, and eDiets.com, dated October 31, 2012. Following the closing, eDiets became a wholly owned subsidiary of our company. (See Note 3.)

Since closing the acquisition of eDiets, we have commenced implementing internal changes which, when completed, will permit us to operate as a combined organization, utilizing common information and communication systems, operating procedures, financial controls and human resources practices.

ASTV, a Florida corporation, was organized in November 2006. Our executive offices are located in Clearwater, Florida.

ASTV

ASTV generates revenues primarily from three channels, including direct response sales of consumer products, sale of consumer products through a “live-shop” TV venue and ownership of the URL AsSeenOnTV.com which operates as a web based outlet for our company and other direct response businesses. In addition, ASTV generates limited revenue through the production of infomercials for third parties and direct response related speaking engagements.

Inventors and entrepreneurs submit products or business concepts for our review. Once we identify a suitable product or concept, we negotiate to obtain global marketing and distribution rights. These marketing and distribution agreements stipulate profit sharing, typically a royalty to the inventor or product owner. As of the date of this report, we have marketed several products with limited success.

eDiets

eDiets develops and markets Internet-based (www.ediets.com) diet and fitness programs. eDiets offers a subscription-based nationwide weight-loss oriented meal delivery service and it has been offering digital subscription-based plans in the United States since 1998, when it launched its first diet plan. Digital diet plans are personalized according to an individual’s weight goals, food and cooking preferences, and include the related shopping lists and recipes.

Liquidity and Going Concern

At March 31, 2013, we had a cash balance of approximately $2.4 million, a working capital deficit of approximately $9.6 million and an accumulated deficit of approximately $13.6 million. As we have experienced losses from operations since our inception in October 2009, we have relied on a series of private placements and convertible debentures to fund our operations. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the frequency and success of new and existing products.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•	Continuing to seek debt and equity financing and possible funding through strategic partnerships.
•

Curtailing certain operations where feasible to conserve cash through deferring certain of our marketing activities until our cash flow improves and we can recommence these activities with appropriate funding.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

•

Investigating and pursuing transactions including mergers, and other business combinations and relationships deemed by the board of directors to present attractive opportunities to enhance stockholder value.

There can be no assurance that we will be able to raise additional funding as may be needed to continue our operations at currently planned levels. If these efforts prove unsuccessful, we could be required to significantly curtail our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Note 2.	Summary of Significant Accounting Policies and Basis of Presentation

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts: The allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry unit and historical bad debt experience. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.

Allowance for Sales Returns: In the direct response industry, purchased items are generally returnable for a certain period after purchase. We attempt to estimate returns and provide an allowance for sales returns where applicable. Our estimates are based on historical experience and knowledge of the products sold. The allowance for estimated sales returns totaled $156,838 and $275,000 at March 31, 2013 and 2012, respectively, and is included in accrued expenses.

Goodwill: Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 " Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment". The test for impairment will be conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined that no events occurred or circumstances occurred through March 31, 2013 that would indicate that the fair value of goodwill may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its strategies, it may be necessary to record impairment charges in the future.

Intangible Assets: Intangible assets include acquired customer relationships, URLs and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets of five years in accordance with ASC Topic 350 "Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment". Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Income Taxes: We use the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Cash and Cash Equivalents

Cash and cash equivalents are recorded in the balance sheets at cost, which approximates fair value. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

Restricted cash, totaling $450,000 at March 31, 2013, represents funds held by eDiets credit card processors.

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

We also have offered our customers on a limited basis, services consisting of planning, shooting and editing infomercials to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Production costs associated with a given project are deferred until the related revenues are earned and recognized. We also recognize deferred revenue for our dietary meal delivery and online subscription service programs as payment is made in advance of the actual meal delivery and membership subscription period. As of March 31, 2013 and 2012, we had recognized deferred revenue of $173,750 and $33,750, respectively.

The Company has a return policy on its ASTV sales whereby the customer can return any product within 60-days of receipt for a full refund, excluding shipping and handling. However, historically the Company has accepted returns past 60-days of receipt. The Company provides an allowance for returns based upon specific product warranty agreements and past experience and industry knowledge. All significant returns for the periods presented have been offset against gross sales. The Company also provides a reserve for warranty, which is not significant and is included in accrued expense.

eDiets’ meal delivery revenue is recognized upon delivery and transfer of title to the product. This occurs upon shipment from the Company’s fulfillment center and delivery to the end-customer. eDiets’ digital revenue is generated by the Company offering membership subscriptions to the proprietary content contained in its websites. Subscriptions are paid in advance, mainly via credit/debit cards, and cash receipts are recognized as deferred revenue and are recorded as revenue on a straight-line basis over the period of the digital plan subscription.

Receivables

Accounts receivable consists of amounts due from the sale of our direct response, home shopping related products and dietary programs. Our allowance for doubtful accounts at March 31, 2013 and 2012, totaled $152,000 and $75,000, respectively. The allowances are estimated based on historical customer experience and industry knowledge.

Inventories and Advances on Inventory Purchases

Inventories are stated at the lower of cost or market. Cost is determined using a first-in, first-out, or FIFO, method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value.

Advances on inventory purchases represent payments made to our product suppliers in advance of delivery to the Company. It is common industry practice to require a substantial deposit against products ordered before commencement of manufacturing, particularly with off-shore suppliers. Additional advance payments may also be required upon achievement of certain agreed upon manufacturing or shipment benchmarks. Upon delivery and receipt by the Company of the items ordered, and the Company taking title to the goods, the balances are transferred to inventory.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property, plant and equipment, net consists of the following:

		March 31,
Property, plant and equipment	Estimated Useful Lives	2013	2012
Computers and software	3 Years	$120,041	$64,724
Office equipment and furniture	5-7 Years	94,248	85,345
Leasehold improvements	1-3 Years	62,610	62,610
		276,899	212,679
Less: accumulated depreciation and amortization		(132,098)	(72,679)
		$144,801	$140,000

Depreciation expense and amortization of leasehold improvements totaled $59,741 and $48,572 for the years ended March 31, 2013 and 2012, respectively.

Intangible Assets

Intangible assets consisted of the following at March 31, 2013 and 2012:

	2013	2012	Estimated Useful Life

Customer relationships	$6,000,000	$—	5 years
URL’s	1,000,000	—	5 years
Trademarks	859,439	—	5 years
AsSeenOnTV.com	2,839,216	—	Indefinite not amortized
Advance on intangible purchase	—	729,450
	10,698,655	729,450
Accumulated amortization	(131,000)	—
	$10,567,655	$729,450

The straight-line method is being used to amortize the Company’s definite lived intangible assets over their respective lives. Related amortization expense recognized was $131,000 and $0 for the years ended March 31, 2013 and 2012, respectively. Amortization expense for the next five succeeding years is estimated as follows:

2014	$ 1,572,000
2015	$ 1,572,000
2016	$ 1,572,000
2017	$ 1,572,000
2018	$ 1,440,439

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Earnings (Loss) Per Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the year ended March 31, 2012, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive.

	Year Ended March 31,
	2013	2012

Net income (loss)	$3,696,759	$(8,076,982)

Weighted-average number of common shares outstanding:	40,539,166	20,240,435

Incremental shares from the assumed exercise of dilutive securities:
Dilutive options	9,371	—
Dilutive warrants	2,891,094	—
	43,439,631	20,240,435
Net income (loss) per share:
Basic	$0.09	$(0.40)
Diluted	$0.09	$(0.40)

The following securities were not included in the computation of diluted net earnings per share as their effect would be anti-dilutive:

	March 31,
	2013	2012
Stock options	1,561,250	1,025,000
Warrants	25,633,263	40,859,253
	27,194,513	41,884,253

Share-Based Payments

We recognize share-based compensation expense on stock option awards under the provisions of ASC 718 Compensation - Stock Compensation. Compensation expense is recognized on that portion of option awards that are expected to ultimately vest over the vesting period from the date of grant. All options granted vest over their requisite service periods which can vary from 6 months to 5 years. We granted no stock options or other equity awards which vest based on performance or market criteria. We had applied an estimated forfeiture rate to all share-based awards, which represents that portion we expected would be forfeited over the vesting period. We reevaluate this analysis periodically and adjust our estimated forfeiture rate as necessary.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In addition, under the provisions of ASC 805—Business Combinations, the Company recognized as stock-based compensation the difference in fair value between the eDiets options outstanding at the acquisition date and the replacement ASTV options granted. The fair value of the eDiets’ options replaced was recorded as consideration transferred in the acquisition. The excess fair value of the ASTV replacement options over the fair value of the eDiets options was recognized as compensation cost in the year ended March 31, 2013 since substantially all the options were fully vested. Accordingly, the Company recorded $694,000 in stock-based compensation in March 2013 related to these replacement options.

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment. The test for impairment will be conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below the carrying amount. The Company recognizes that if market conditions deteriorate or if we are unable to successfully implement revised program strategies, impairment charges may be indicated in the future.

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment, and acquired intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at March 31, 2013 or 2012, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $2,559,332 at March 31, 2013. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required.

Advertising and Promotional Costs

Advertising and promotional costs are expensed when incurred and totaled approximately $141,000 and $170,000 for years ended March 31, 2013 and 2012, respectively.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on March 31, 2013 and 2012, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The fair value of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair value of notes payable approximates the carrying value. Determination of fair value of related party payables is not practicable due to their related party nature.

The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with various offerings were accounted for as derivatives. Additionally, the Company determined that the conversion feature on the convertible debentures issued in August 2011 and May 2011 qualifies for derivative accounting. See Note 9, Warrant Liabilities and Note 12, Notes Payable, for additional discussion.

Debt Issuance Costs

The Company capitalizes debt issuance costs and amortizes these costs to interest expense using the effective interest method over the term of the related debt.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

New Accounting Standards

In September 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350), Testing Indefinite-lived Intangible Assets for Impairment, which provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2012-02 is effective for our annual and interim impairment tests performed subsequent to January 1, 2013. The adoption of ASU No. 2012-02 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3.	eDiets Acquisition

On February 28, 2013, the Company completed the purchase of 100% of the outstanding common stock of eDiets.com, Inc., a publicly held company organized under the laws of the State of Delaware (“eDiets”), offering subscription-based weight-loss oriented meal delivery service and individualized digital subscription based weight-loss and wellness programs. On February 28, 2013, we acquired 100% of the outstanding stock of eDiets pursuant to the terms and conditions of the Agreement and Plan of Merger by and among our company, eDiets Acquisition Company, a Delaware corporation and wholly owned subsidiary of our company, and eDiets, dated October 31, 2012. At closing, we issued an aggregate of 19,077,270 shares of our common stock, at the ratio of 1.2667 shares of our common stock for each outstanding share of eDiets’ common stock, to the eDiets’ shareholders. Following the closing, eDiets became a wholly owned subsidiary of our company.

We believe the acquisition of eDiets could create a stronger, more scalable business and facilitate our strategic objective of becoming one of the top providers of ecommerce direct response and dietary and wellness programs. In addition, while there can be no assurance, the acquisition allows us to expand our product offerings, realize potential synergies in marketing and media purchases, potential cost savings in administrative expenses and the costs associated with public company compliance and opportunities related to cross-selling of existing products.

The total purchase price for eDiets was approximately $15.1 million. The purchase price consisted of approximately (i) $2.4 million in cash, (ii) $11.1 million in the Company’s common stock, valued based on the closing price of the stock on February 28, 2013, (iii) $0.9 million representing the fair value of the Company’s options issued to eDiets’ employees and warrants issued to eDiets consultants, and (iv) assumed liability of $600,000 in principal and $92,057 of related accrued interest in eDiets notes payable to related parties converted into 988,654 shares of common stock at $0.70 per share in accordance with the agreement and 494,328 warrants of the Company. In accordance with accounting standards of business combinations, we accounted for the acquisition of eDiets under the acquisition method. Under the acquisition method, the assets acquired and liabilities assumed at the date of acquisition were recorded in the consolidated financial statements at their respective fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. eDiets’ results of operations are included in our consolidated financial statements from the date of acquisition.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The determination of the estimated fair value of the acquired assets and liabilities assumed required management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$241,344
Restricted cash	450,000
Accounts receivable	118,172
Inventory	75,522
Prepaid expenses and other assets	275,170
Property, plant and equipment	61,342
Intangibles
Customer relationships	6,000,000
URL’s	1,000,000
Trademarks	859,439
Total assets acquired	9,080,989

Accounts payable	(2,318,986)
Accrued expenses	(443,364)
Notes payable	(463,672)
Total liabilities assumed	(3,226,022)
Net assets acquired	$5,854,967

The allocation of the purchase price is incomplete and based on preliminary data which could change when final valuation of certain intangible assets is obtained. We expect to have the final valuation report by the end of our second fiscal quarter of 2014.

The purchase price exceeded the fair value of the net liabilities acquired by $9,300,000, which was recorded as goodwill. Acquisition costs, consisting of legal, consulting and other costs related to the acquisition aggregating approximately $278,000, including $82,650 for an acquisition consulting fee payable in 142,000 shares of common stock which have not been issued as of March 31, 2013, have been expensed as incurred and are included in selling, general and administrative expenses in our statement of operations for the year ended March 31, 2013.

The accompanying consolidated financial statements do not include any revenues or expenses related to the eDiets business on or prior to February 28, 2013, the closing date of the acquisition. The consolidated statement of operations for the year ended March 31, 2013, includes $794,000 of revenues and a net loss of $227,000 related to eDiets for the period from March 1, 2013 through March 31, 2013.

In connection with the acquisition, the Company acquired $463,672 of notes payable. $100,000 due to a former director of eDiets, $100,000 due to a former director of eDiets who is currently a director of the Company and $263,672 due to a former landlord of eDiets. The annual interest rate on these notes is 5%.

In addition, under the provisions of ASC 805—Business Combinations, the Company recognized as stock-based compensation the difference in fair value between the eDiets options outstanding at the acquisition date and the replacement ASTV options granted. The fair value of the eDiets’ options replaced was recorded as consideration in the acquisition. The excess fair value of the ASTV replacement options over the fair value of the eDiets options was recognized as compensation cost in the year ended March 31, 2013 since substantially all of the options were fully vested. Accordingly, the Company recorded $694,000 in stock-based compensation in March 2013.

As a result of our acquisition of eDiets, our tax valuation allowance decreased by approximately $2.91 million, resulting in a net decrease for the year of $0.42 million. At the time of acquisition, eDiets had approximately $61.2 million in net operating loss carryforwards. Those net operating loss carryforwards will be subject to the Internal Revenue Code 382 ownership change rules which will limit future use by eDiets, as a subsidiary of the Company, to approximately $0.50 million per year.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition of eDiets had occurred on April 1, 2011.

	(Unaudited) Year Ended March 31,
	2013	2012

Revenues	$27,597,000	$29,134,000
Net income (loss)	$347,000	$(12,709,000)

Net income (loss) per share:
Basic	$0.01	$(0.32)
Diluted	$0.01	$(0.32)

Weighted-average number of common shares outstanding:
Basic	58,748,930	40,306,359
Diluted	59,349,028	40,306,359

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on April 1, 2011, nor to be indicative of future results of operations.

Note 4.	Major Customers

Major customers are those customers that account for more than 10% of revenues. For the years ended March 31, 2013 and 2012, 12% and 37% of revenues were derived from two major customers and the accounts receivable from these major customers represented approximately 11% of total accounts receivable as of March 31, 2013. The loss of these customers would have a material adverse effect on the Company’s operations.

Note 5.	Asset Purchase

On May 27, 2011, the Company entered into a binding letter agreement with Seen on TV, LLC (“Seen On TV”), a Nevada limited liability company, with no affiliation with the Company, and Ms. Mary Beth Gearhart (formerly Fasano), its president. The letter agreement provided that we would obtain ownership of certain Seen on TV intangible assets, primarily consisting of the domain names “asseenontv.com” and “seenontv.com”. Upon entering into the binding letter agreement, we issued 250,000 shares of restricted common stock, with a fair value of $500,000 on the contract date, and an initial cash payment of $25,000 to Ms. Gearhart. In addition, we granted 50,000 warrants to issue common shares, initially exercisable at $7.00 per share for a period of three years with a grant date fair value of approximately $162,000. Further, we made five additional monthly payments of $5,000 to the seller and a $10,000 contribution to a designated charitable organization. All payments made under the initial letter agreement, including the fair value of securities and an additional $7,000 paid for use of the URL “asseenontv.co.uk” totaled $729,450 at March 31, 2012.

On June 28, 2012, the Company finalized the asset purchase agreement with Seen on TV agreeing to (i) pay an additional $1,560,000 in cash, (ii) issue an additional 250,000 shares of restricted stock, (iii) issue 250,000 common stock purchase warrants, exercisable at $0.64 per share exercisable for three years from issuance, (iv) modifying the exercise price of the 50,000 common stock purchase warrants issued in May 2011 from $7.00 per share to $1.00 per share and extending their term, and (v) making five annual payments of $10,000 per year to a charitable organization designated by Seen on TV. This obligation was recorded with the current component of $10,000 being reported with accrued expenses and $40,000, the non-current portion, being reported as debt – noncurrent on the accompanying consolidated balance sheet as of March 31, 2013. The Company agreed that so long as the seller owns at least 250,000 common shares received under the purchase agreement, if we were to issue additional shares of common stock, the seller will be entitled to receive additional shares sufficient to maintain their proportional ownership in the Company. The Company issued an additional 284,757 shares under this agreement as result of the November 2012 and December 2012 Private Placements (Note 8) and is obligated to issue an additional 316,267 shares under this agreement primarily as a result of the eDiets merger, at March 31, 2013.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company accounted for the intangible assets in accordance with the provisions of ASC 350—Intangibles-Goodwill and Other. As the intangibles we acquired are not subject to legal, regulatory, contractual or other factors which limit their useful life, the potential economic benefits to the Company are considered indefinite within the meaning of the related guidance. Accordingly, no amortization of the related costs is being recognized. However, the Company recognizes the intangible assets are subject to review for potential impairment and if impairment were to be noted, an appropriate reduction in the carrying value of the assets would be recorded

Note 6.	Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	March 31,
	2013	2012

Prepaid production costs	$2,980	$93,100
Prepaid shipping and freight	1,883	14,225
Prepaid license fees	23,550	37,549
Prepaid insurance	388,690	45,385
Prepaid investor relations fees	8,475	45,000
Prepaid talent fees	204,167	—
Prepaid professional fees	57,055	—
Prepaid medical and related insurance	46,011	—
Prepaid expenses – other	59,639	26,904
	$792,450	$262,163

Note 7.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2013	2012

Accrued compensation	$137,505	$63,115
Accrued warranty	52,000	90,000
Accrued sales returns	156,838	275,000
Accrued professional fees	159,000	164,999
Accrued rents	2,874	—
Accrued severance	179,318	—
Accrued other	40,195	8,581
	$727,730	$601,695

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note 8.	Private Placements

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

On August 29, 2011, the Company raised aggregate gross proceeds of $1,800,000 under a private placement of 12% Senior Convertible Debentures (the “Bridge Debentures”) with six accredited investors. Investors purchased Bridge Debentures, in the aggregate principal amount of $1,800,000. The Bridge Debentures carried interest at a rate of 12% per annum and were payable quarterly. Principal and accrued interest on the Bridge Debentures would automatically convert into equity securities identical to those sold to investors in the Company’s next offering of at least $4 million of gross proceeds of equity or equity linked securities (excluding the principal amount under the Bridge Debentures) that was subsequently consummated during the term of the Bridge Debentures at a conversion price equal to 80% of the price paid by investors in the subsequent offering. The Bridge Debentures were due and payable on March 1, 2012. In the event a qualified financing was not consummated on or before the maturity date, the entire principal amount of the Bridge Debenture, along with all accrued interest thereon, would, at the option of the holder, be convertible into the Company’s common stock at a conversion price equal to $2.00 per share. The Company determined that the conversion option in the debentures was beneficial at issuance. As such, the Company recorded a discount from the beneficial conversion option of approximately $244,000 which was accreted to interest expense throughout the term of the Bridge Debentures, through March 1, 2012.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

In connection with the 2011 Unit Offering, Steve Rogai, the Company’s former President and Chief Executive Officer, agreed to convert a 12% convertible promissory note payable to him by the Company in the principal amount of $107,000 (the “Rogai Note”), together with accrued interest thereon, into Units in the 2011 Unit Offering at a conversion price of $0.80 per Share and Warrant. As such, Mr. Rogai was issued 133,750 shares of common stock and 133,750 Warrants in satisfaction of the Rogai Note. Under the anti-dilution protection provisions of 2011 Unit Offering, Mr. Rogai received an additional 46,082 shares of common stock and 91,040 additional warrants exercisable at $0.595 per common share, upon the November 14, 2012, closing of the Company’s 2012 Unit Offering. Also, the Company’s executive officers each executed a lock up agreement which provides that each officer shall not sell, assign, transfer or otherwise dispose of their shares of common stock or other securities of the Company for a period ending 270 days after the completion of the 2011 Unit Offering. Following this initial lock-up period, each officer has agreed to an additional six-month lock-up period for their shares during which they each may not sell more than 5,000 shares of common stock per month.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On November 14, 2012, we entered into and consummated a Securities Purchase Agreement with certain accredited investors (the “November 2012 Offering”) for the private sale of units at $50,050 per Unit, each Unit consisting of (i) 71,500 shares of common stock, par value $0.0001 per share and (ii) warrants to purchase 35,750 shares of Common Stock at an initial exercise price of $0.80 per share. Accordingly, for each $0.70 invested, investors received one share of Common Stock and one-half of a Warrant. On December 28, 2012, we completed the November 2012 Offering, selling a total of 145.6 Units and receiving aggregate gross proceeds of approximately $7,287,000. We issued an aggregate of 10,410,285 shares of Common Stock and Warrants to purchase 5,205,143 shares of Common Stock to the investors pursuant to the Securities Purchase Agreement.

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

The sale of the November 2012 Offering Units triggered the automatic conversion of the Bridge Notes, which converted into an aggregate of 2,190,140 shares of Common Stock and warrants to purchase an aggregate of 1,095,070 shares of Common Stock, exercisable at $0.80 per share. The warrants are exercisable for period of three years and contain the same terms as the Warrants defined above. The terms of the securities contained in the Units also triggered a weighted average ratchet anti-dilution adjustment on the warrants issued with the Bridge Notes and placement agent warrants issued in connection thereto. As such, the Company issued warrants to purchase an additional 1,137,735 shares of Common Stock to the former Bridge Note holders (the “September 2012 Investor Warrants”) and warrants to purchase 227,546 shares of Common Stock to the Placement Agent (the “September 2012 Placement Agent Warrants”). These warrants issued to the former Bridge Note holders and placement agent are exercisable at $0.77 per share through September 2015 and contain weighted average anti-dilution adjustment provisions.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The sale of the Units also triggered purchase price protection provisions (the “2011 SPA Purchase Price Protection”) provided under the terms of the 2011 Unit Offering and warrants issued in connection with the 2011 Unit Offering were subject to full ratchet anti-dilution protection adjustment. As a result of the securities issued in the November 2012 Offering, the 2011 Unit Offering purchasers and warrant holders received an additional aggregate of 5,735,176 shares of Common Stock and warrants to purchase an additional 15,079,421 shares of Common Stock exercisable at $0.595 per share, including 46,082 additional shares and 91,040 additional warrants to Steve Rogai, the Company’s President and Chief Executive Officer.

Effective on the Initial Closing Date, Kevin Harrington, the Company’s Chairman, and Steve Rogai, the Company’s former Chief Executive Officer, each executed a lock up agreement which provides that, subject to limited exceptions for Mr. Rogai, the officer shall not sell, assign, transfer or otherwise dispose of their shares of Common Stock or other securities of the Company for a period ending on such date that the November 2012 Offering subscribers have the ability to sell or transfer the Common Stock pursuant to Rule 144 or through an effective registration statement. Following this initial lock-up period, Kevin Harrington has agreed to an additional 12-month leak-out period for his shares, during which he may not sell more than $25,000 worth of shares of Common Stock per month for an aggregate $300,000.

The Company received net proceeds of approximately $6,402,000 after payment of commissions and expense allowance to the Placement Agent and other offering and related costs in connection with the November 2012 Offering.

Note 9.	Warrant Liabilities

Warrants issued in connection with several private placements contain provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provisions) or that contain net settlement provisions. The Company accounts for these warrants as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The Company recognizes these warrants as liabilities at their fair value and remeasures them at fair value on each reporting date. On June 22, 2011, the warrant holders converted their warrants on a cashless basis into 331,303 common shares at an agreed upon stock price of $0.82 per share. As a result of the warrant conversion we re-measured the fair value of these warrants as of June 22, 2011, and recorded other income associated with the re-measurement of $523,553.

The Company recognized an initial warrant liability for the warrants issued in connection with our $1,800,000 12% convertible debenture of $1,556,289 which was recorded as a debt discount. The initial warrant liability recognized on the related placement agent warrants totaled $1,522,784, which was recorded as debt issuance costs. Due to the expiration of the repricing “down round” provision of this series of warrants on August 29, 2012, the Company reclassified $6,386,307, which represents the fair value of these warrants on August 29, 2012, from warrant liability to equity. Due to the fluctuation in the market value of our common stock from March 31, 2012 through August 29, 2012, we recognized $1,094,518 in warrant revaluation income.

We recognized an initial warrant liability valuation on the series of warrants issued in connection with our $12,500,000 2011 Unit Offering of $27,647,424. On October 28, 2011, at the initial closing of $12,155,000 of the 2011 Unit Offering, the closing price of our common stock as reported on OTC Markets was $1.25. On November 17, 2011, at the final closing of $345,000 of the 2011 Unit Offering, the closing price of our common stock as reported on OTC Markets was $0.90. On March 31, 2013, the closing price of our common stock as reported on OTC Markets was $0.35. Due to the fluctuations in the market value of our common stock from March 31, 2012 through March 31, 2013, we recognized $8,711,200 in warrant revaluation income.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In connection with our Bridge Notes issued in September 2012, we recognized an initial liability valuation on a series of warrants issued of $860,112. On both the September 7, 2012, initial closing of $1,000,000 and September 20, 2012, closing of $275,000, the closing price of our common stock as report on OTC Markets was $0.75. On March 31, 2013, the closing price of our common stock reported in OTC Markets was $0.35. Due to the fluctuations in the market value of our common stock from the warrants initial valuation dates through March 31, 2013, we recognized $582,083 in warrant revaluation income.

We recognized an initial warrant liability valuation in the series of warrants issued in connection with our $7,287,200 November 2012 Offering of $5,170,770. The closing prices reported on the OTC Markets were $0.77 on November 14, 2012 ($3,053,085); $0.72 on December 14, 2012 ($3,268,325); and $0.68 on December 28, 2012 ($965,790). On March 31, 2013, the closing price of our common stock reported on OTC Markets was $0.35. As a result of the fluctuations in the market value of our common stock from the warrants initial valuation dates through March 31, 2013, we recognized $3,469,349 in warrant valuation income.

In connection with the Company’s acquisition of eDiets, completed February 28, 2013, the Company issued 988,654 shares of common stock and 494,328 warrants with terms identical to warrants issued in our November 2012 Offering. The common shares and warrants were issued in payment of $600,000 in notes payable by eDiets with related accrued interest of $92,057. The notes were payable to a former director of eDiets and to another former director of eDiets who is now a director of the Company. We recognized an initial warrant liability valuation of $197,855. The closing price of our common stock on February 28, 2013, as reported by the OTC Markets was $0.58. Due to the fluctuations in the market value of our common stock from the warrants initial valuation date through March 31, 3013, we recognized $93,589 in warrant valuation income.

Accordingly, warrant revaluation income for the year ending March 31, 2013, related to our Bridge Debentures ($1,800,000 12% convertible debenture), 2011 Unit Offering and Bridge Notes ($1,250,000 12% senior secured convertible note), November 2012 Offering and eDiets.com acquisition transaction totaled $13,950,739.

The assumptions used in connection with the valuation of warrants issued were as follows:

	March 31, 2013	March 31, 2012	Expiration Of Down-round August 29, 2012	Initial Measurement September 7, 2012 September 20, 2012 November 14, 2012 December 14, 2012 December 28, 2012 February 28, 2013
Number of shares underlying the warrants	47,726,100	32,880,252	9,954,939	24,800,787
Exercise price	$0.595-$0.80	$0.64-$1.00	$0.77	$0.70-$0.80
Volatility	133%	211%	188%	175%-180%
Risk-free interest rate	0.36%	1.04%	0.23%	0.33%-0.36%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected warrant life (years)	2.50 – 4.75	2.24 – 4.33	2.00	3 – 5
Stock price	$0.35	$0.82

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Recurring Level 3 Activity and Reconciliation

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the years ended March 31, 2013 and 2012, respectively, for all financial liabilities categorized as Level 3 as of March 31, 2013 and 2012, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	April 1, 2011	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed to Equity	March 31, 2012
2010 Private Placement	$4,117,988	$—	$($523,553)	$($3,594,435)	$—
2011 Bridge Warrant	—	1,556,289	5,048,417	—	6,604,706
2011 Bridge Warrant Placement Agent	—	1,522,784	(646,665)	—	876,119
2011 Unit Offering	—	23,878,818	(8,061,838)	—	15,816,980
2011 Unit Offering Placement Agent	—	3,768,607	(1,268,797)	—	2,499,810
	$4,117,988	$30,726,498	$(5,452,436)	$(3,594,435)	$25,797,615

	April 1, 2012	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed to Equity	March 31, 2013
2011 Bridge Warrant	$6,604,706	$—	$(966,334)	$(5,638,372)	$—
2011 Bridge Warrant Placement Agent	876,119	—	(128,184)	(747,935)	—
2011 Unit Offering	15,816,980	—	(7,285,245)	—	8,531,735
2011 Unit Offering Placement Agent	2,499,810	—	(1,425,955)	—	1,073,855
2012 Bridge Warrant	—	716,760	(485,069)	—	231,691
2012 Bridge Warrant Placement Agent	—	143,352	(97,014)	—	46,338
2012 Unit Offering	—	4,075,834	(2,807,148)	—	1,268,686
2012 Unit Offering Placement Agent	—	1,094,936	(662,201)	—	432,735
2013 Merger related notes converted	—	197,855	(93,589)	—	104,266
	$25,797,615	$6,228,737	$(13,950,739)	$(6,386,307)	$11,689,306

Number of Warrants Subject to Remeasurement

	Number of Warrants
	April 1,	Warrant		March 31,
	2011	Additions	Reductions	2012
2010 Private Placement	520,000	—	(520,000)	—
2011 Bridge Warrant	—	8,789,064	—	8,789,064
2011 Bridge Warrant Placement Agent	—	1,165,875	—	1,165,875
2011 Unit Offering	—	19,800,313	—	19,800,313
2011 Unit Offering Placement Agent	—	3,125,000	—	3,125,000
	520,000	32,880,252	(520,000)	32,880,252

	Number of Warrants
	April 1,	Warrant		March 31,
	2012	Additions	Reductions	2013
2011 Bridge Warrant	8,789,064	—	(8,789,064)	—
2011 Bridge Warrant Placement Agent	1,165,875	—	(1,165,875)	—
2011 Unit Offering	19,800,313	13,477,529	—	33,277,842
2011 Unit Offering Placement Agent	3,125,000	1,601,892	—	4,726,892
2012 Bridge Warrant	—	1,137,735	—	1,137,735
2012 Bridge Warrant Placement Agent	—	227,546	—	227,546
2012 Unit Offering	—	6,300,213	—	6,300,213
2012 Unit Offering Placement Agent	—	1,561,544	—	1,561,544
2013 Merger related notes converted	—	494,328	—	494,328
	32,880,252	24,800,787	(9,954,939)	47,726,100

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note 10.	Income Taxes

At March 31, 2013 and 2012, we had gross deferred tax assets in excess of deferred tax liabilities of $7.60 million and $ 4.25 million, respectively. We determined that it is not “more likely than not” that such assets will be realized, and as such have applied a valuation allowance of $7.60 million and $4.25 million as of March 31, 2013 and 2012, respectively. We evaluate our ability to realize our deferred tax assets each period and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.

FASB ASC 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits and length of carry-back and carry-forward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. We have applied a 100% valuation allowance against our net deferred tax assets as of March 31, 2013 and 2012.

A reconciliation between the amount of income tax benefit determined by applying the applicable US statutory income tax rate to pre-tax loss is as follows:

	Year Ended March 31,
	2013	2012
Federal Statutory	$1,257,000	$(2,827,000)
State Tax, Net of Federal	134,000	(289,000)
Change in Fair Value of Warrants	(4,743,000)	(2,103,000)
Stock Based Compensation	467,000	138,000
Non-Deductible Debt Discount	290,000	1,301,000
Loss on Extinguishment of Debt	—	1,138,000
Revaluation of Derivative Liability	—	(81,000)
Meals & Entertainment and Other	103,000	12,000
Change in Tax Valuation Allowance on Deferred Tax Assets	2,492,000	2,711,000
	$—	$—

For the year ended March 31, 2013, the valuation allowance initially increased by approximately $2.49 million. Then, as a result of the eDiets acquisition (see Note 4), it increased by .86 million, resulting in a net increase for the year of $3.35 million. For the year ended March 31, 2012, the valuation allowanced increased by $2.71 million.

The primary components of net deferred tax assets are as follows:

	At March 31,
	2013	2012
Net Operating Losses	$9,732,000	$4,107,000
Reserves	768,000	170,000
Depreciation	(11,000)	(27,000)
Accrued vacations	16,000	—
Identifiable intangibles	(2,908,000)	—
Valuation Allowance	(7,597,000)	(4,250,000)
Net Deferred Tax Assets	$—	$—

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At March 31, 2013, we had consolidated net operating loss carry forwards of approximately $25.86 million for U.S. federal income tax purposes. which includes the portion of eDiets NOLs which are not deemed to be limited under IRC Section 382. The U.S. operating losses expire as follows:

Year of Expiration	Year Generated	U.S. Losses

March 31, 2030	March 31, 2010	$(475,000)
March 31, 2031	March 31, 2011	(4,368,000)
March 31, 2032	March 31, 2012	(5,827,000)
Various up to March 31, 2033	Various up to March 31, 2013	(15,193,000)
		$(25,863,000)

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

On February 28, 2013, eDiets was acquired with its approximately $61.2 million in net operating loss carry forwards. These net operating loss carry forwards will be subject to the Internal Revenue Code 382 ownership change rules which will limit future use by eDiets, as a subsidiary of the Company, to approximately $0.5 million per year.

If additional ownership changes, as defined under Internal Revenue Code Section 382, occur in the future, the use of the net operating losses listed above could be subject to further limitations.

Uncertain Tax Positions

We have no unrecognized income tax benefits as of March 31, 2013 and March 31, 2012. There have been no material changes in unrecognized tax benefits through March 31, 2013. The fiscal years March 31, 2013, 2012, 2011 and 2010 are considered open tax years in U.S. federal and state tax jurisdictions. We currently do not have any audit investigations in any jurisdiction.

Note 11.	Related Party Transactions

Our former Chief Executive Officer, Mr. Rogai, had loaned $107,000 to the Company in the past to meet short-term working capital needs. The loan was unsecured and carried an interest rate of 12% per annum. In May 2010, this obligation was formalized through the issuance of a 12% Convertible Promissory Note payable in the principal amount of $107,000, due May 25, 2011. The 12% Convertible Promissory Note was convertible into common shares of the Company at $1.50 per share and carried an interest rate of 12% per annum. The conversion feature of the Promissory Note proved beneficial under the guidance of ASC 470--Debt. Accordingly, a beneficial conversion feature of $107,000 was recognized and was accreted to interest expense over the initial one year term of the note. The note payable to officer was fully accreted at March 31, 2013 and March 31, 2012, respectively. On May 25, 2011, the Promissory Note was amended to extend the maturity one additional year under the same terms.

On August 18, 2011, Mr. Rogai entered into a Subordination Agreement relating to his note. In connection with our Bridge Debenture offering in the amount of $1,800,000, Mr. Rogai agreed to subordinate his position to that of the Bridge Offering investors. On October 28, 2011, the note in the principal amount of $107,000 was converted into Units offered in connection with the Company’s October 28, 2011 financing. As a result, Mr. Rogai received 133,750 common shares and 133,750 warrants exercisable at $1.00 per share. Interest expense recognized under the note totaled $0 and $23,271 for the years ending March 31, 2013 and 2012, respectively.

Under the anti-dilution protection provisions of 2011 Unit Offering, Mr. Rogai received an additional 46,082 shares of common stock and 91,040 additional warrants exercisable at $0.595 per common share, upon the November 14, 2012 closing of the Company’s 2012 Unit Offering.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On March 13, 2013, Mr. Rogai and the Company entered into an Agreement and General Release (“Severance Agreement”) terminating his employment as of that date. As part of this agreement and under the provisions of Mr. Rogai’s employment agreement, Mr. Rogai received severance including: (i) twelve (12) months base salary totaling $225,000, payable in four equal quarterly installments; (ii) quarterly payments totaling $14,091 representing reimbursement of one years’ health insurance premiums; (iii) $5,990 in accrued but unused vacation pay; and (iv) $3,000 in transitional auto allowance. The Company has recorded total severance expense of $242,091 related to this agreement during the year ended March 31, 2013, and $179,318 is included in accrued expenses as of March 31, 2013.

In addition, the Severance Agreement further provided for the modification of Mr. Rogai’s outstanding options, providing for vesting in full upon termination and extending their exercise period to the full term of the initial grant. This modification, including accelerated vesting, resulted in a non-cash charge to stock based compensation of approximately $327,000, which was recorded during the year ended March 31, 2013.

Concurrent with the Company’s acquisition of eDiets on February 28, 2013, the Company issued 988,654 shares of common stock and 494,328 common stock purchase warrants in settlement of $600,000 of related eDiets party debt and $92,057 in related interest to an eDiets director and one former director. At March 31, 2013, the Company had outstanding a $100,000 note payable to a director, which bears interest at 5% per annum and is due June 30, 2013. For the period from February 28, 2013 through March 31, 2013, the Company recognized interest expense of $425 related to this note which is accrued at March 31, 2013.

Note 12.	Notes Payable

On September 20, 2012 the Company completed a private placement of securities with 11 accredited investors under a Securities Purchase Agreement dated September 7, 2012 (the “Bridge Note Offering”), raising aggregate gross proceeds of $1,275,000. The Company incurred $127,500 in commission and expense allowance to the Placement Agent and $29,675 of other offering related expenses with this transaction, which resulted in net proceeds of $1,117,825. The private placement was completed on September 20, 2012. Investors purchased from the Company 12% Senior Secured Convertible Notes (the “Bridge Notes”), in the aggregate principal amount of $1,275,000. The Bridge Notes carry interest at 12% per annum. Principal and accrued interest on the Bridge Notes automatically converted into equity securities identical to those sold to investors in the November 2012 Offering (Note 8.) at a conversion price equal to 85% of the securities issued under the November 2012 Offering.

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

Each Investor also received a warrant (the “2012 Bridge Warrant”) exercisable for a period of three years from the Closing Date to purchase a number of shares of the Company’s Common Stock equal to the quotient obtained by dividing 50% of the principal amount of the Bridge Note held by the holder by the conversion price of the Bridge Note. The initial exercise price of the 2012 Bridge Warrants was $0.80 per share, subject to adjustment. Furthermore, if after the 6 month anniversary of the initial exercise date of each 2012 Bridge Warrant there is no effective registration statement registering, or no current prospectus available for the resale of, the warrant shares by the holder, but excluding a period of any certain allowed delay, the 2012 Bridge Warrant may be exercised, in whole or in part, on a cashless basis. To date the Company has not filed a registration statement covering the shares issued in this offering, including the common shares underlying the related warrants. Accordingly, these warrants may be exercised on a cashless basis. Following the completion of our certified audit of eDiets for the year ended December 31, 2012, the Company intends to file this registration statement.

The 2012 Bridge Warrant also provides for weighted average ratchet anti-dilution protection in the event that any shares of common stock, or securities convertible into common stock, are issued at less than the exercise price of the warrants, except in connection with the following issuances of the Company's common stock, or securities convertible into common stock: (i) shares issuable under currently outstanding securities, including those authorized under stock plans, (ii) shares of common stock issued pursuant to a stock split or dividend; (iii) securities issued or issuable in connection with the Bridge Note Offering; or (iv) securities issued pursuant to acquisitions or strategic transactions approved by a majority of disinterested directors of the Company. See Note 9.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In connection with the Bridge Note Offering, the Company engaged a placement agent to act as the Company’s exclusive agent for the offering. In exchange for the placement agent acting as the exclusive agent for the Bridge Note Offering, the Company agreed to pay to the Placement Agent a cash placement fee equal to 10% of the aggregate gross proceeds from the sale of the Bridge Notes. As additional compensation, the Company issued to the placement agent or its designees, for nominal consideration, common stock purchase warrants equal to 10% of the number of shares of common stock issuable upon conversion of the Notes at an exercise price equal to $0.80 per share. The placement agent’s warrants provide the holder thereof with immediate cashless exercise rights and “weighted average” price protection right consistent with the terms of the investor warrants and are exercisable for three years. See Note 9.

In connection with this transaction, the Company recognized a total debt discount of $1,249,793, comprised of a recognized beneficial conversion feature of $533,032 and the fair value of detachable warrants totaling $716,760 recorded as a warrant liability. Such amounts were determined based on the price per share of the November 2012 Offering. See Note 8. As the notes, including accrued interest of $28,133, automatically converted into the securities issued under the November 2012 Offering, the discount was accreted to interest expense over a two month period.

In addition, in connection with our $1,275,000 funding, we recognized $300,527 in related debt issuance costs. As the Bridge Notes automatically converted into the securities issued under the November 2012 Offering, the cost was accreted to interest expense over a two month period.

In connection with the acquisition of eDiets on February 28, 2013, the Company acquired $200,000 in notes payable, $100,000 due to a director of eDiets and the Company and $100,000 due to a former director of eDiets. Both notes are unsecured, carry an interest rate of 5% per annum and are due June 30, 2013. We also acquired a note payable in the amount of $263,672 due to a prior landlord which carries an interest rate of 5% per annum and is due on October 1, 2015.

At March 31, 2013 and 2012, the Company had notes payable of $281,805 and $28,737, respectively. At March 31, 2013, notes payable included $102,060 due to a prior landlord, $100,000 due to a prior director of eDiets and $79,745 under insurance related note financings payable under terms of less than one year. The balance on March 31, 2012, represented amounts due under insurance related notes payable. Annual interest rates on these notes range from 5% to 8.4%.

Debt non-current includes $153,107 due to a prior landlord and $40,000 due under our asset purchase agreement with Seen On TV. (Note 5).

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

In September 2012 eDiets entered into a one year lease for office space in Pompano Beach, Florida. The lease covers approximately 8,800 square feet at a monthly base rent of $9,800 per month.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is a schedule by year of future minimum rental payments required under our lease agreement on March 31, 2013:

Operating Leases
Year 1	$157,000
Year 2	67,000
Year 3	—
Year 4	—
Year 5	—
$224,000

Base rent expense recognized by the Company, attributable to its headquarters facility and eDiets facility was approximately $106,800 and $48,000 for the years ended March 31, 2013 and 2012, respectively.

Registration Rights

Under the terms of the 2010 Private Placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 Private Placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at both March 31, 2013 and 2012.

Note 14.	Stockholders’ Equity

Capital Stock

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock were issued or outstanding at March 31, 2013 and 2012, respectively.

Common Stock

At March 31, 2013 and 2012, we were authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share, respectively.

At March 31, 2013 and 2012, the Company had 71,282,066 and 31,970,784 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Effective June 15, 2011, based on a majority shareholder vote, our articles of incorporation were amended to increase our authorized common stock from 400,000,000 to 750,000,000 shares.

AS SEEN ON TV, INC. AND SUBSIDIARIES
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

The Company recognized a reduction in consulting expense under this agreement of $1,331 and expense of $73,873 for the years ended March 31, 2013 and 2012, respectively.

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

The 250,000 shares issued on June 28, 2012 in connection with the acquisition of the Seen on TV intangible assets had a fair value of $257,500 based on the Company’s stock price on June 28, 2012. The sale of securities under the November 2012 Offering and the eDiets merger triggered certain anti-dilution provisions under the asset acquisition agreement. See Note 5.

Effective December 6, 2011, the Company entered into an independent contractor agreement with Stratcon Partners, LLC (“Stratcon”) pursuant to which Stratcon agreed to provide the Company consulting and advisory services, including, but not limited to business marketing, management, budgeting, financial analysis, and investor and press relations. Under the agreement, Stratcon was also required to establish and maintain executive facilities and a business presence in New York City for the Company. The agreement was for an initial term of two years and could be terminated by either party upon

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

written notice. In consideration of providing the services, Stratcon shall receive $12,500 per month. In addition, the Company has agreed to issue Stratcon an aggregate of 500,000 shares of restricted common stock, such shares vesting over a period of two years in four equal tranches. The closing price of the Company’s common stock as reported on the OTC Markets on the Effective Date was $1.00. The Company has agreed to provide Stratcon rent reimbursement up to $2,500 per month for the New York office. During June 2012 the first tranche of 125,000 shares of restricted common stock vested and the $142,000 was reclassified from accrued expense to equity. The second and final tranche of 125,000 shares was issued in our fourth fiscal quarter with an additional $76,746 charged to consulting expense. Effective December 12, 2012, the Company terminated the agreement.

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

On November 19, 2012, the Company entered into a licensing and endorsement agreement with Eight Entertainment, LLC furnishing the services of Mr. CeeLo Green. The agreement is for a 24-month term and provides for the services of Mr. CeeLo Green in eDiets endorsements, advertising and promotion programs. In consideration the Company agreed to a one-time payment of $250,000 and the issuances of 6,500,000 common stock warrants as follows:

Issuance	Number of Shares	Exercise Price	Date of Issuance

1	1,500,000	$0.01	Within 10 days of effectiveness
2	1,250,000	$0.25	3 months from agreement
3	750,000	$0.50	12 months from agreement
4	1,000,000	$0.75	16 months from agreement
5	1,000,000	$1.00	20 months from agreement
6	1,000,000	$2.00	24 months from agreement
	6,500,000

The actual number of warrants to be granted under the agreement was subject to adjustment downward up to 50%, based upon certain performance goals being achieved relating to weight-loss. These provisions constitute a performance commitment within the meaning of ASC 505 — Equity. In accordance with ASC 505 — Equity, when equity instruments are issued to non-employees in exchange for the receipt of goods or services the equity instruments are measured at fair value at the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete. The agreement with Mr. CeeLo Green does not contain a sufficiently large disincentive for nonperformance as forfeiture of the equity instrument is the sole remedy in the event of nonperformance. Therefore, a final measurement date will not be established until performance is complete and ASC 505 — Equity requires the recognition of expense from the transaction be measured at the then-current lowest aggregate fair value at each reporting period with changes in those lowest aggregate fair values between the reporting periods recognized in earnings. Mr. Green met the first of two performance goals during March 2013 reducing the potential adjustment downward to 25%. On May 15, 2013, Mr. Green failed to achieve the second performance goal and warrants to purchase 1,625,000 shares of common stock exercisable at prices from $0.01 to $2.00 per share were forfeited.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The related campaign talent costs will be recorded in selling and marketing expenses over the performance period of 24 months. The assumptions used at the initial valuation date, November 19, 2012, and March 31, 2013, were as follows:

	Lowest Aggregate Fair Value
	Initial Valuation	March 31, 2013

Number of shares underlying warrants	3,250,000	4,875,000
Exercise prices	$0.01 - $2.00	$0.01 - $2.00
Volatility	174.0%	132.76%
Risk-free interest rate	0.33%	0.36%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	2.875	2.60

The Company recognized marketing expense under this agreement of approximately $263,000 including approximately $217,000 attributable to the warrants issued and approximately $46,000 attributable to the cash component for the year ended March 31, 2013.

A summary of warrants outstanding at March 31, 2013, is as follows:

Summary of Warrants Outstanding

Warrant Description	Number of Warrants (A)		Exercise Prices	Expiration Dates

2010 Private Placement	3,900,000		$3.00-$5.00	April 30, 2013 - July 26, 2013
2010 Other Placements	2,812,500		$3.00-$5.00	October 5,2013 - January 24, 2014
2011 Convertible Notes	431,251		$3.00-$5.00	April 11, 2014
2011 Private Placement	672,750		$3.00-$5.00	May 27, 2014 - June 15, 2014
2011 Bridge Warrant	8,789,064		$0.64	August 29, 2014
2011 Bridge Warrant Placement Agent	1,165,875		$0.64	August 29, 2014
2011 Unit Offering	33,277,842	(B)	$0.59	October 28, 2016
2011 Unit Offering Placement Agent	4,726,892	(B)	$0.59	October 28, 2016
2010 Other Placements	412,500		$0.64-$3.15	June 1, 2014 - June 22, 2015
2012 Bridge Warrant	1,137,735	(B)	$0.77	September 7, 2015 - September 20, 2015
2012 Bridge Warrant Placement Agent	227,546	(B)	$0.77	September 7, 2015
2012 Unit Offering	6,300,213	(B)	$0.80	November 14, 2015
2012 Unit Offering Placement Agent	1,561,544	(B)	$0.70-$0.80	November 14, 2017
2012 Talent Compensation	6,500,000		$0.01-$2.00	November 19, 2015
2013 Merger related notes converted	494,328	(B)	$0.80	November 14, 2015
2013 eDiets Warrants	910,838		$1.40-$4.74	February 7, 2014 - September 11, 2019
	73,320,878

———————

(A) All warrants reflect post anti-dilution and repricing provisions applied.

(B) Subject to potential further ant-dilution and repricing adjustment See Note 9.

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “Plans”) and granted 600,000 options and 450,000 options, respectively, under TV Goods stock option plans.

During September 2011, October 2011, December 2011 and March 2012, our Board of Directors granted an additional 200,000 options to an officer and two directors under the Executive Equity Incentive Plan. The options vest over eighteen months (150,000 options) and two years (50,000 options) and are exercisable for five years from date of grant.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On September 24, 2012, the Company’s Board of Directors adopted the 2013 Equity Compensation Plan with terms similar to the previously adopted 2010 Plans. The 2013 Equity Compensation Plan authorized the issuance of up to 3,000,000 options to purchase common stock. The 2013 Equity Compensation Plan was modified in March 2013 authorizing the issuance of up to 6,000,000 options.

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

Stock based compensation for the years ending March 31, 2013 and 2012 was approximately $1,375,000 and $357,000, and is included in general and administration expenses.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Information related to options granted under both our option plans at March 31, 2013 and March 31, 2012 and activity for each of the years then ended is as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2012	1,025,000		$1.31	—	$—
Granted	5,018,807	(A)	1.93	—	319,652
Exercised	—		—	—	—
Forfeited	(110,099)	(B)	0.52	—	—
Expired	—		—	—	—
Outstanding at March 31, 2013	5,933,708		$2.32	6.55	$44,475
Exercisable at March 31, 2013	4,130,046		$2.38	5.93	$44,475

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at April 1, 2011	800,000	$1.58	—	$—
Granted	600,000	1.01	—	—
Exercised	—	—	—	—
Forfeited	(375,000)	1.06	—	—
Expired	—	—	—	—
Outstanding at March 31, 2012	1,025,000	$1.31	3.89	$—
Exercisable at March 31, 2012	700,000	$1.41	3.55	$—

———————

(A) Includes 2,913,807 eDiets acquisition adjusted replacement options.

(B) Includes 97,599 eDiets acquisition adjustment replacement options.

The weighted average grant date fair value of unvested options at March 31, 2013, was approximately $1,599,000 and will be expensed over a weighted average period of 4.67 years.

As of March 31, 2013, there were 4,582,500 options available for further issuance under the 2013 Equity Compensation Plan.

In addition, under the provisions of ASC 805—Business Combinations, the Company recognized as stock-based compensation the difference in fair value between the eDiets options outstanding at the acquisition date and the replacement ASTV options granted. The fair value of the eDiets’ options replaced of $604,218 was recorded as consideration transfered in the acquisition. The excess fair value of the ASTV replacement options over the fair value of the eDiets options was recognized as compensation cost in the year ended March 31, 2013 since substantially all of the options were fully vested. Accordingly, the Company recorded $694,000 in stock-based compensation in March 2013.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

At the effective time of the merger with eDiets, each eDiets option that remained outstanding and unexercised following the effective time was deemed amended and is now exercisable for shares of our common stock. The terms and conditions of the options remained the same, except that the number of shares covered by the option, and the exercise price was adjusted to reflect the exchange ratio of 1.2667. The exercise price per share is now equal to the exercise price prior to the effective time, divided by the exchange ratio. The following discussion reflects options and shares adjusted for the exchange ratio.

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

On August 9, 2012 the Company entered into a letter of intent with eDiets for the acquisition of that company in a stock for stock transaction. On October 31, 2012, we entered into a definitive Agreement and Plan of Merger with eDiets and the acquisition closed on February 28, 2013. In connection with the transaction, on September 10, 2012, the Company received notice of a complaint filed by a shareholder of eDiets in Broward County, Florida against eDiets, members of the board of directors of eDiets and the Company, alleging that eDiets breached its fiduciary duty to its shareholders by entering into the merger agreement for inadequate consideration. Prior to the deadline for the defendants to answer the complaint, the plaintiff and the defendants in the case filed a stipulation with the court allowing the plaintiff to file an amended complaint. To date, the plaintiff has taken no further action in the case. The merger of eDiets with and into a wholly owned subsidiary of the Company was consummated on February 28, 2013. The Company and the other defendants deny the allegations and intend to vigorously defend the action should the plaintiff take any further steps to prosecute the lawsuit and is not expected to have a material impact on the Company’s financial statements.

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note 16.	Subsequent Events

On May 6, 2013 the 2013 Equity Compensation Plan was modified, increasing the shares of common stock reserved for issuance under the plan to 9,000,000 shares.

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Ronald C. Pruett Jr. to serve as our chief executive officer. The term of the agreement is for one year and will be automatically renewed for successive one-year periods unless a notice of non-renewal is given by either party or the agreement is otherwise terminated sooner in accordance with its provisions. Pursuant to the agreement, Mr. Pruett will receive an annual base salary of $275,000, together with an additional salary of $275,000 during the first year of his employment with us. Mr. Pruett’s base salary may be increased from time to time as determined by the Compensation Committee of the Board. In addition to his base salary, Mr. Pruett will be entitled to receive an annual cash bonus calculated by reference to our actual performance during the immediately preceding fiscal year measured against a revenue and adjusted EBITDA (earnings before income taxes, depreciation and amortization) target to be established by Mr. Pruett and the Compensation Committee and approved by the Board. Mr. Pruett will also be entitled to receive options to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock. The First Option Grant will vest on the grant date and have an exercise price equal to the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant will have a per share exercise price equal to the higher of (i) $0.70 and (ii) the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant will vest in four equal tranches on May 1, 2013, May 1, 2014, November 1, 2014 and May 1, 2015. Provided that the agreement has not been terminated, on December 31, 2013 Mr. Pruett will become entitled to receive subsequent grants of stock and options, at the Compensation Committee’s option, with an aggregate value of at least $918,750, vesting in four equal tranches on the grant date, May 1, 2014, November 1, 2014 and May 1, 2015. If Mr. Pruett’s employment is terminated for any reason, other than by the Company for cause or by Mr. Pruett in the absence of good reason, he shall be entitled to certain compensation and benefits as provided under the agreement.

On June 13, 2013, TV Goods, Inc., the Company’s wholly owned subsidiary, entered into a termination agreement with Presser Direct, LLC under which it terminated a Purchasing and Marketing Agreement (the “P & M Agreement”) between TV Goods and Presser Direct dated March 7, 2012 relating to the manufacture, marketing, sale and distribution of the SeasonAire heater and related product lines. Under the Termination Agreement, TV Goods agreed to pay approximately $309,000 in respect of previously purchased inventory and approximately $146,000 attributable to royalty payments under the P & M Agreement, of which $65,000 was to be held in escrow pending delivery of replacements for damaged or defective SeasonAire heaters and related products previously sold by TV Goods. TV Goods also agreed to transfer title to certain assets relating to the products, including infomercials and intellectual property, to Presser Direct. Presser Direct agreed to pay TV Goods $50,000 for existing SeasonAire inventory, to assume obligations to make all royalty payments relating to SeasonAire sales after July 31, 2013 and to assume all liabilities relating to the SeasonAire products after June 13, 2013, except for certain warranty obligations relating to SeasonAire products sold prior to that date. TV Goods and Presser Direct released each other from all obligations under the P & M Agreement, so that the only surviving obligations were those arising under the termination agreement.

EXHIBIT INDEX

Exhibit No.	Description
3.6	Certificate of Merger effective February 28, 2013
21.1	List of subsidiaries of the Company
23.1	Consent of EisnerAmper LLP *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document