Form 10-Q
period 2013-06-30
As Seen On TV, Inc.
filed 2013-08-14
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2013
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-53539

———————

As Seen On TV, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	80-0149096
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of August 12, 2013
Common Stock, $0.0001 Par Value Per Share			71,741,249

As Seen On TV, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,723,395	$2,352,730
Accounts receivable, net	706,731	2,559,332
Advances on inventory purchases	111,790	67,455
Inventories	479,842	788,727
Prepaid expenses and other current assets	615,797	792,450
Total current assets	3,637,555	6,560,694

Restricted cash – non current	515,000	450,000
Certificate of deposit – non current	50,544	50,489
Property and equipment, net	115,872	144,801
Goodwill	9,300,000	9,300,000
Intangible assets, net	10,174,655	10,567,655
Deposits	17,504	17,504
Total assets	$23,811,130	$27,091,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,106,721	$3,039,794
Deferred revenue	155,133	173,750
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	410,249	727,730
Notes payable – related party	100,000	100,000
Accrued interest – related party	1,671	425
Notes payable – current portion	240,300	281,805
Warrant liability	9,728,673	11,689,306
Total current liabilities	12,898,747	16,168,810

Debt – non current	157,593	193,107

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 shares authorized and 71,282,482 and 71,282,066 issued and outstanding at June 30, 2013 and March 31, 2013, respectively.	7,128	7,128
Additional paid-in capital	24,853,041	24,293,947
Accumulated deficit	(14,105,379)	(13,571,849)
Total shareholders' equity	10,754,790	10,729,226

Total liabilities and shareholders' equity	$23,811,130	$27,091,143

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2013	2012

Revenues	$2,093,789	$400,231
Cost of revenues	1,208,917	483,827
Gross profit (loss)	884,872	(83,596)

Operating expenses:
Selling and marketing expenses	774,596	44,313
General and administrative expenses	2,603,134	1,291,770
Loss from operations	(2,492,858)	(1,419,679)

Other (income) expense:
Warrant revaluation	(1,960,633)	9,328,651
Other income	(2,472)	(3,062)
Interest expense	2,530	710
Interest expense - related party	1,247	—
	(1,959,328)	9,326,299

Loss before income taxes	(533,530)	(10,745,978)

Provision for income taxes	—	—

Net loss	$(533,530)	$(10,745,978)

Loss per common share -
basic and diluted	$(0.01)	$(0.34)

Weighted-average number of common shares outstanding – basic and diluted	71,282,482	32,010,334

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD APRIL 1, 2013 THROUGH JUNE 30, 2013

(UNAUDITED)

	Common Share, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2013	71,282,066	$7,128	$24,293,947	$(13,571,849)	$10,729,226

Rounding shares on eDiets transaction	416	—	—	—	—

Stock based compensation - options	—	—	478,517	—	478,517

Warrants issued for services	—	—	80,577	—	80,577

Net loss	—	—	—	(533,530)	(533,530)

Balance June 30, 2013	71,282,482	$7,128	$24,853,041	$(14,105,379)	$10,754,790

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(533,530)	$(10,745,978)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	426,494	11,496
Warrants issued for services	80,577	1,456
Share-based compensation	478,517	81,492
Shares issued for consulting services	—	167,498
Change in fair value of warrants	(1,960,633)	9,328,651
Accrued interest – related party	1,247	—
Changes in operating assets and liabilities:
Accounts receivable	1,852,602	1,330,557
Advances on inventory purchases	(44,335)	(33,393)
Inventories	308,885	27,599
Prepaid expenses and other current assets	176,753	(11,442)
Other non-current assets	—	(2,185)
Accounts payable	(933,073)	(273,725)
Deferred revenue	(18,618)	(30,000)
Accrued expenses and other current liabilities	(317,582)	(133,120)
Net cash used in operating activities	(482,696)	(281,094)

Cash flows from investing activities:
Increase in restricted cash	(65,000)	—
Certificate of deposit – non current	(55)	(190)
Purchase of intangible assets	—	(1,610,386)
Purchases of property and equipment	(4,564)	(3,627)
Net cash used in investing activities	(69,619)	(1,614,203)

Cash flows from financing activities:
Repayment of long-term debt	(77,020)	(33,518)
Net cash used in financing activities	(77,020)	(33,518)

Net decrease in cash and cash equivalents	(629,335)	(1,928,815)
Cash and cash equivalents - beginning of period	2,352,730	4,683,186
Cash and cash equivalents - end of period	$1,723,395	$2,754,371

Supplemental disclosures of cash flow information
Interest paid in cash	$1,283	$710
Taxes paid in cash	$—	$—

Non Cash Investing and Financing Activities
Common shares issued in connection with asset acquisition	$—	$257,500
Warrant issued for asset acquisition	$—	$241,880
Insurance premiums financed through notes payable	$2,355	$36,527

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Our Business, Liquidity and Going Concern, and Basis of Presentation

Description of Our Business

As Seen On TV, Inc. (“ASTV”, “we”, “our” or the “Company”) is a direct response marketing company and owner of AsSeenOnTV.com and eDiets.com. We identify, develop and market consumer products for global distribution via TV, Internet and retail channels. Following our February 2013 acquisition of eDiets.com, Inc. (“eDiets”), our business is organized along two segments.  The As Seen On TV (“ASTV”) segment is a direct response marketing company that identifies and advises in the development and marketing of consumer products. The eDiets segment is a subscription-based nationwide weight-loss oriented digital subscription and meal delivery service. In our fiscal quarter ended June 30, 2013, the ASTV and eDiets segments represented approximately 21% and 79%, respectively, of our net revenues.

On February 28, 2013, we acquired 100% of the outstanding stock of eDiets pursuant to the terms and conditions of the Agreement and Plan of Merger by and among our Company, eDiets Acquisition Company, a Delaware corporation and wholly owned subsidiary of our Company, and eDiets, dated October 31, 2012. Following the closing, eDiets became a wholly owned subsidiary of our Company (See Note 3).

Since closing the acquisition of eDiets, we have undertaken internal changes which we believe, when completed, will enable us to operate as a combined organization, utilizing common information and communication systems, operating procedures, financial controls and human resources practices.

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

Inventors and entrepreneurs submit products or business concepts for our review. Once we identify a suitable product or concept, we negotiate to obtain global marketing and distribution rights. These marketing and distribution agreements typically provide for revenue sharing in the form of a royalty to the inventor or product owner. As of the date of this report, we have marketed several products with limited success.

eDiets

eDiets develops and markets Internet-based diet and fitness programs, primarily through the url eDiets.com. eDiets offers a subscription-based nationwide weight-loss oriented meal delivery service and has been offering digital subscription-based plans in the United States since 1998, when it launched its first diet plan. Digital diet plans are personalized according to an individual’s weight goals, food and cooking preferences, and include the related shopping lists and recipes.

Liquidity and Going Concern

At June 30, 2013, we had a cash balance of approximately $1.7 million, a working capital deficit of approximately $9.3 million and an accumulated deficit of approximately $14.1 million. We have experienced losses from operations since our inception, and we have relied on a series of private placements and convertible debentures to fund our operations. The Company cannot predict how long it will continue to incur losses or whether it will ever become profitable, developments that depend on a number of factors, including the success of new and existing products.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have undertaken, and will continue to implement, various measures to address our financial condition, including:

•	Significantly curtailing costs and consolidating operations, where feasible.
•	Seeking debt, equity and other forms of financing, including funding through strategic partnerships.
•	Reducing operations to conserve cash.
Deferring certain marketing activities.
•	Investigating and pursuing transactions with third parties, including strategic transactions and relationships.

There can be no assurance that we will be able to secure the additional funding we need. If our efforts to do so are unsuccessful, we will be required to further reduce or eliminate our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Basis of Presentation

The condensed consolidated financial statements as of June 30, 2013 and for the three months ended June 30, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013, and the results of operations for the three months ended June 30, 2013 and 2012, the statement of shareholders' equity for the three months ended June 30, 2013 and the statement of cash flows for the three months ended June 30, 2013 and 2012. The results for the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of June 30, 2013 has been derived from audited financial statements for the fiscal year ended March 31, 2013. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and the footnotes thereto for the fiscal year ended March 31, 2013 as filed with the Securities and Exchange Commission with our Form 10-K on June 28, 2013 (the "Audited 2013 Financial Statements"). The audit report of EisnerAmper LLP, the Company’s independent registered public accounting firm, dated June 28, 2013, included an explanatory paragraph about the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

Note 2.	Summary of Significant Accounting Policies

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for Sales Returns: In the direct response industry, purchased items are generally returnable for a certain period after purchase. We attempt to estimate returns and provide an allowance for sales returns where applicable. Our estimates are based on historical experience and knowledge of the products sold. The allowance for estimated sales returns totaled $66,138 and $209,838 at June 30, 2013 and March 31, 2013, respectively, and is included in accrued expenses.

Goodwill: Goodwill is not amortized but is subject to periodic testing for impairment in accordance with Accounting Standards Codification (“ASC”) Topic 350 -- Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment. The test for impairment will be conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined that no events occurred or circumstances changed through June 30, 2013 that would indicate that the fair value of goodwill may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its strategies, it may be necessary to record impairment charges in the future.charges in the future.

Intangible Assets: Intangible assets include acquired customer relationships, urls and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets of five years in accordance with ASC Topic 350 -- Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Income Taxes: We use the asset and liability method to determine our income tax expense or benefit. Deferred tax assets and liabilities are computed based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered or settled. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Restricted Cash

Restricted cash, totaling $515,000 at June 30, 2013, represents $450,000 funds held by eDiets credit card processors and $65,000 held in escrow pending delivery of certain products.

Revenue Recognition

We recognize revenue from product sales in accordance with Financial Accounting Standards Board (“FASB”) ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship products to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customer’s order is received and we receive acknowledgment of receipt by a third party shipper and collection is reasonably assured.

We also have offered our customers on a limited basis, services consisting of planning, shooting and editing infomercials to aid in the direct response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recorded as deferred revenue until earned. Production costs associated with a given project are deferred until the related revenues are earned and recognized. We also recognize deferred revenue for our dietary meal delivery and online subscription service programs as payment is made in advance of the actual meal delivery and membership subscription period. As of June 30, 2013 and March 31, 2013, we had recognized deferred revenue of $155,133 and $173,750, respectively.

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

Receivables

Accounts receivable consists of amounts due from the sale of our direct response, home shopping related products and dietary programs. Our allowance for doubtful accounts at June 30, 2013 and March 31, 2013, totaled $9,300 and $152,000, respectively. The allowances are estimated based on historical customer experience and industry knowledge.

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

Property and Equipment, net

We record property, equipment and leasehold improvements at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. We provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease.

Property and equipment, net consists of the following:

Property and equipment	Estimated Useful Lives	June 30, 2013	March 31, 2013
Computers and software	3 Years	$124,606	$120,041
Office equipment and furniture	5-7 Years	94,248	94,248
Leasehold improvements	1-3 Years	62,610	62,610
		281,464	276,899
Less: accumulated depreciation and amortization		(165,592)	(132,098)
		$115,872	$144,801

Depreciation expense and amortization of leasehold improvements was approximately $33,000 and $11,000 for the three month periods ended June 30, 2013 and 2012, respectively.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible Assets

Intangible assets consisted of the following at June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31 2013	Estimated Useful Life

Customer relationships	$6,000,000	$6,000,000	5 years
URL’s	1,000,000	1,000,000	5 years
Trademarks	859,439	859,439	5 years
AsSeenOnTV.com	2,839,216	2,839,216	Indefinite not amortized
	10,698,655	10,698,655
Accumulated amortization	(524,000)	(131,000)
	$10,174,655	$10,567,655

The straight-line method is being used to amortize the Company’s definite lived intangible assets over their respective lives. Related amortization expense recognized was $393,000 and $-0- for the three month periods ended June 30, 2013 and 2012, respectively. Amortization expense for the next five succeeding fiscal years is estimated as follows:

2014	$ 1,179,000
2015	$ 1,572,000
2016	$ 1,572,000
2017	$ 1,572,000
2018	$ 1,440,439

Earnings (Loss) Per Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For the three months ended June 30, 2013 and June 30, 2012, no potentially issuable shares were reflected in a diluted calculation as the inclusion of potentially issuable shares would be anti-dilutive due to the losses.

The following securities were not included in the computation of diluted net earnings per share as their effect would be anti-dilutive:

	June 30,
	2013	2012
Stock options	8,291,776	1,055,000
Warrants	67,953,369	40,859,253
	76,245,145	41,914,253

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impairment of Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment, and acquired intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. No indicators of impairment existed at June 30, 2013.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $706,731 at June 30, 2013. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required.

Advertising and Promotional Costs

Advertising and promotional costs are expensed when incurred and totaled approximately $17,343 and $22,972 for the three month periods ended June 30, 2013 and 2012, respectively.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on June 30, 2013 and March 31, 2013, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Accounting Standards Updates

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company's Audited 2013 Financial Statements, that are of material significance, or have potential material significance to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation.

Note 3.	eDiets Acquisition

On February 28, 2013, the Company completed the purchase of 100% of the outstanding common stock of eDiets.com, Inc., a publicly held company organized under the laws of the State of Delaware (“eDiets”), offering subscription-based weight-loss oriented meal delivery service and individualized digital subscription-based weight-loss and wellness programs.  Pursuant to the terms and conditions of the Agreement and Plan of Merger by and among our Company, eDiets Acquisition Company, a Delaware corporation and wholly owned subsidiary of our Company, and eDiets, dated October 31, 2012 we issued an aggregate of 19,077,686 shares of our common stock, at the ratio of 1.2667 shares of our common stock for each outstanding share of eDiets’ common stock, to the eDiets’ stockholders. Following the closing, eDiets became a wholly owned subsidiary of our Company.

At completion, we believed the acquisition of eDiets could create a more scalable business and facilitate our strategic objective of becoming one of the top providers of ecommerce products and solutions. In addition, while were no assurances, it was anticipated that the acquisition would allow us to expand our product offerings, realize potential synergies in marketing and media purchases, realize potential cost savings in administrative expenses and the costs associated with public company compliance, and take advantage of product cross-selling opportunities.

The total purchase price for eDiets was approximately $15.1 million. The purchase price consisted of approximately (i) $2.4 million in cash, (ii) $11.1 million in the Company’s common stock, valued based on the closing price of the stock on February 28, 2013, (iii) $0.9 million representing the fair value of the Company’s options issued to eDiets’ employees and warrants issued to eDiets consultants, and (iv) assumed liability of $600,000 in principal and $92,057 of related accrued interest in eDiets notes payable to related parties, which converted into 988,654 shares of common stock at $0.70 per share and warrants to purchase 494,328 shares of common stock of the Company, all pursuant to the Agreement and Plan of Merger. In accordance with accounting standards of business combinations, we accounted for the acquisition of eDiets under the acquisition method. Under the acquisition method, the assets acquired and liabilities assumed at the date of acquisition were recorded in the consolidated financial statements at their respective fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. eDiets’ results of operations are included in our consolidated financial statements from the date of acquisition.

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

The allocation of the purchase price is incomplete and based on preliminary data which could change when final valuation of certain intangible assets is obtained. We expect to have the final valuation report by the end of our second fiscal quarter, September 30, 2013.

The purchase price exceeded the fair value of the net assets acquired by $9,300,000, which was recorded as goodwill. Acquisition costs, consisting of legal, consulting and other costs related to the acquisition aggregated approximately $278,000 and included $82,650 for an acquisition consulting fee payable in 142,500 shares of common stock which were issued in July 2013.

The accompanying condensed consolidated financial statements do not include any revenues or expenses related to the eDiets business on or prior to February 28, 2013, the closing date of the acquisition. The condensed consolidated statement of operations for the three month period ended June 30, 2013, includes $1,664,000 of revenues and a net loss of approximately $669,000 related to eDiets.

In connection with the acquisition, the Company acquired an aggregate of $463,672 of notes payable, consisting of $100,000 due to a former director of eDiets, $100,000 due to a former director of eDiets who is currently a director of the Company and $263,672 due to a former landlord of eDiets. The annual interest rate on the director and former director notes is 5%.  The landlord note is interest free, absent default.

In addition, under the provisions of ASC 805—Business Combinations, the Company recognized as stock-based compensation the difference in fair value between the eDiets options outstanding at the acquisition date and the replacement ASTV options granted. The fair value of the eDiets’ options replaced was recorded as consideration in the acquisition. The excess fair value of the ASTV replacement options over the fair value of the eDiets options, totaling approximately $694,000, was recognized as compensation cost in the fiscal year ended March 31, 2013.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro-forma condensed consolidated results of operations have been prepared as if the acquisition of eDiets had occurred on April 1, 2012:

Three Months Ended
June 30, 2012
Revenues	$6,034,000
Net loss	$(11,158,000)

Net loss per share:
Basic and diluted	$(0.21)

Weighted-average number of common shares outstanding:
Basic and diluted	$52,076,674

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on April 1, 2012, nor to be indicative of future results of operations.

Note 4.	Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	June 30, 2013	March 31, 2013

Prepaid production costs	$—	$2,980
Prepaid shipping and freight	2,647	1,883
Prepaid license fees	20,723	23,550
Prepaid insurance	329,015	388,690
Prepaid investor relations fees	—	8,475
Prepaid talent fees	174,937	204,167
Prepaid professional fees	41,433	57,055
Prepaid medical and related insurance	—	46,011
Prepaid expenses – other	47,042	59,639
	$615,797	$792,450

Note 5.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2013	March 31, 2013

Accrued compensation	$143,040	$137,505
Accrued warranty	16,535	52,000
Accrued sales returns	49,603	156,838
Accrued professional fees	48,200	159,000
Accrued rents	2,880	2,874
Accrued severance	119,546	179,318
Accrued other	30,445	40,195
	$410,249	$727,730

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6.	Warrant Liabilities

Warrants issued in connection with several private placements contain provisions that protect holders from a decline in the issue price of our common stock (or “down-round” provisions) or that contain net settlement provisions. The Company accounts for these warrants as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The Company recognizes these warrants as liabilities at their fair value and remeasures them at fair value on each reporting date.

The assumptions used in connection with the valuation of warrants issued were as follows:

	June 30, 2013	March 31, 2013
Number of shares underlying the warrants	47,726,100	47,726,100

Exercise price	$0.595-$0.80	$0.595-$0.80
Volatility	159%	133%
Risk-free interest rate	0.66%-1.41%	0.36%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	2.25 -- 4.50	2.50 – 4.75
Stock price	$0.27	$0.35

Recurring Level 3 Activity and Reconciliation

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the three month period ended June 30, 2013, for all financial liabilities categorized as Level 3 as of June 30, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	March 31, 2013	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed to Equity	June 30, 2013
2011 Unit Offering	$8,531,735	$—	$(1,439,682)	$—	$7,092,053
2011 Unit Offering Placement Agent	1,073,855	—	(181,207)	—	892,648
2012 Bridge Warrant	231,691	—	(38,110)	—	193,581
2012 Bridge Warrant Placement Agent	46,338	—	(7,622)	—	38,716
2012 Unit Offering	1,268,686	—	(206,257)	—	1,062,429
2012 Unit Offering Placement Agent	432,735	—	(71,147)	—	361,588
2013 Merger related notes converted	104,266	—	(16,608)	—	87,658
	$11,689,306	$—	$(1,960,633)	$—	$9,728,673

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2012	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed to Equity	June 30, 2012
2011 Bridge Warrant	$6,604,706	$—	$2,278,848	$—	$8,883,554
2011 Bridge Warrant Placement Agent	876,119	—	302,291	—	1,178,410
2011 Unit Offering	15,816,980	—	5,824,229	—	21,641,209
2011 Unit Offering Placement Agent	2,499,810	—	923,283	—	3,423,093
	$25,797,615	$—	$9,328,651	$—	$35,126,266

Number of Warrants Subject to Remeasurement

	Number of Warrants
	March 31,	Warrant		June 30,
	2013	Additions	Reductions	2013
2011 Unit Offering	33,277,842	—	—	33,277,842
2011 Unit Offering Placement Agent	4,726,892	—	—	4,726,892
2012 Bridge Warrant	1,137,735	—	—	1,137,735
2012 Bridge Warrant Placement Agent	227,546	—	—	227,546
2012 Unit Offering	6,300,213	—	—	6,300,213
2012 Unit Offering Placement Agent	1,561,544	—	—	1,561,544
2013 Merger related notes converted	494,328	—	—	494,328
	47,726,100	—	—	47,726,100

Note 7.	Related Party Transactions

Concurrent with the Company’s acquisition of eDiets on February 28, 2013, the Company issued 988,654 shares of common stock and warrants to purchase 494,328 shares of common stock in settlement of $600,000 of related eDiets party debt and $92,057 in related interest to an eDiets director and one former director. At June 30, 2013, the Company had outstanding a $100,000 note payable to a director, which bears interest at 5% per annum and fell due on June 30, 2013. The note continues to accrue interest at 5% per annum. For the period April 1, 2013 through June 30, 2013, the Company recognized interest expense of $1,250 with related accrued interest of $1,671 at June 30, 2013.

Note 8.	Notes Payable

In connection with the acquisition of eDiets on February 28, 2013, the Company assumed an aggregate of $463,672 of notes payable, consisting of (i) $100,000 owed to a former director of eDiets who is currently a director of the Company, which fell due on June 30, 2013 (ii) $100,000 owed to a former director of eDiets, which fell due on June 30, 2013 and (iii) $263,672 owed to a former landlord of eDiets, which is payable in equal monthly installments, the last of which falls due on October 1, 2015. All notes are unsecured and the director and former director notes carry an interest rate of 5% per annum. The landlord note is interest free, absent default.

At June 30, 2013 and March 31, 2013, the Company had notes payable – current portion of $240,300 and $281,805, respectively. At June 30, 2013 and March 31, 2013, notes payable – current portion included $102,060 due to the former landlord and $100,000 due to the former director of eDiets. In addition, the balances include amounts due under insurance related notes payable. Annual interest rates on these notes range from 5% to 8.4%.

Debt non-current includes $127,592 and $153,107, due to a former landlord at June 30, 2013 and March 31, 2013, respectively, and $30,000 and $40,000 due through fiscal 2016, respectively, due under our asset purchase agreement with Seen On TV.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9.	Commitments and Contingencies

In connection with the eDiets acquisition, on September 10, 2012, the Company received notice of a complaint filed in Broward County, Florida by an eDiets stockholder against eDiets, members of the board of directors of eDiets and the Company, alleging that eDiets breached its fiduciary duty to its stockholders by entering into the transaction for inadequate consideration. Prior to the deadline for the defendants to answer the complaint, the plaintiff and the defendants in the case filed a stipulation with the court allowing the plaintiff to file an amended complaint. To date, the plaintiff has taken no further action in the case. The Company’s acquisition of eDiets was consummated on February 28, 2013. The Company and the other defendants deny the allegations and intend to vigorously defend the action should the plaintiff take any further steps to prosecute the lawsuit, which is not expected to have a material impact on the Company’s financial statements.

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Ronald C. Pruett Jr. to serve as our chief executive officer. The term of the agreement is for one year and will be automatically renewed for successive one-year periods unless a notice of non-renewal is given by either party or the agreement is otherwise terminated sooner in accordance with its provisions. Pursuant to the agreement, Mr. Pruett will receive an annual base salary of $275,000, together with an additional salary of $275,000 during the first year of his employment with us. Mr. Pruett’s base salary may be increased from time to time as determined by the compensation committee of the board of directors. In addition to his base salary, Mr. Pruett will be entitled to receive an annual cash bonus calculated by reference to our actual performance during the immediately preceding fiscal year measured against a revenue and adjusted EBITDA (earnings before income taxes, depreciation and amortization) target to be established by Mr. Pruett and the compensation committee and approved by the board of directors. As of August 14, 2013, Mr. Pruett and the compensation committee had yet to establish a revenue and adjusted EBITDA target for our fiscal year ending March 31, 2014. Mr. Pruett also received an option grant to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock. The First Option Grant vested on the grant date, May 6, 2013, and has a per share exercise price equal to $0.35, the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant has a per share exercise price equal to $0.70. The Second Option Grant vests in four equal tranches on May 6, 2013, May 1, 2014, November 1, 2014 and May 1, 2015. Provided that the agreement has not been terminated, on December 31, 2013, Mr. Pruett will become entitled to receive subsequent grants of stock and options, at the compensation committee’s option, with an aggregate value of at least $918,750, vesting in four equal tranches on the grant date, May 1, 2014, November 1, 2014 and May 1, 2015.

If Mr. Pruett’s employment is terminated due to death, his estate will receive (i) three months’ base salary at his then current rate in a lump sum payment and (ii) one year of continued coverage under the Company’s employee benefit plans. If Mr. Pruett’s employment is terminated due to disability, he will receive (i) six months’ base salary at his then current rate, (ii) one year of continued coverage under the Company’s employee benefit plans and (iii) any earned but unpaid bonuses, provided that the Company may credit against such amounts any proceeds paid to Mr. Pruett with respect to any disability policy maintained for his benefit.  If Mr. Pruett’s employment is terminated by the Company without cause or following a change in control or by Mr. Pruett for good reason or following a change in control, Mr. Pruett will receive (i) 12 months’ base salary at his then current rate, (ii) continued provision during such 12-month period of benefits under the Company’s employee benefit plans, (iii) immediate vesting of all granted but unvested stock options and (iv) a prorated payment of any bonus or other payments earned in connection with any bonus plan in which Mr. Pruett participated at the time of termination. The amount of each payment under (i) shall be reduced by one dollar for each three dollars otherwise payable, until the aggregate amount of all such reductions, together with the aggregate amount of bonus reductions described above, equals $275,000.  Mr. Pruett will not be entitled to any compensation if his employment is terminated by the Company for cause or by Mr. Pruett in the absence of good reason.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 13, 2013, TV Goods, Inc. (“TV Goods”), the Company’s wholly owned subsidiary, entered into a termination agreement (the “Termination Agreement”) with Presser Direct, LLC (“Presser Direct”) under which it terminated a Purchasing and Marketing Agreement (the “P & M Agreement”) between TV Goods and Presser Direct dated March 7, 2012, relating to the manufacture, marketing, sale and distribution of the SeasonAire heater and related product lines. Under the Termination Agreement, TV Goods agreed to pay approximately $309,000 related to previously purchased inventory and approximately $146,000 attributable to royalty payments under the P & M Agreement, of which $65,000 was to be held in escrow pending delivery of replacements for damaged or defective SeasonAire heaters and related products previously sold by TV Goods. TV Goods also agreed to transfer title to certain assets relating to the products, including infomercials and intellectual property, to Presser Direct. Presser Direct agreed to pay TV Goods $50,000 for existing SeasonAire inventory, to assume obligations to make all royalty payments relating to SeasonAire sales after July 31, 2013 and to assume all liabilities relating to the SeasonAire products after June 13, 2013, except for certain warranty obligations relating to SeasonAire products sold prior to that date. TV Goods and Presser Direct released each other from all obligations under the P & M Agreement, so that the only surviving obligations were those arising under the Termination Agreement.

Leases

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

In September 2012, eDiets entered into a one year lease for office space in Pompano Beach, Florida. The lease covers approximately 8,800 square feet at a monthly base rent of $9,800 per month. The Company does not intend to renew this lease upon expiration.

The following is a schedule by year of future minimum rental payments required under our lease agreement on June 30, 2013:

Operating Leases
Year 1	$128,000
Year 2	42,000
Year 3	—
Year 4	—
Year 5	—
$170,000

Base rent expense recognized by the Company, attributable to its headquarters facility and eDiets facility was approximately $53,000 and $24,000 for the three month periods ended June 30, 2013 and 2012, respectively.

Registration Rights

Under the terms of a 2010 private placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company has a related accrued liability of $156,000 at both June 30, 2013 and March 31, 2013.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10.	Stockholders’ Equity

Capital Stock

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock were issued or outstanding at June 30, 2013 and March 31, 2013, respectively.

Common Stock

At March 31, 2013 and 2012, we were authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share, respectively.

At June 30, 2013 and March 31, 2013, the Company had 71,282,482 and 71,282,066 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Share Issuances

Common Stock and Warrants

On November 19, 2012, the Company entered into a licensing and endorsement agreement with Eight Entertainment, LLC furnishing celebrity endorsement services. The agreement is for a 24-month term and provides for the celebrity eDiets endorsements, advertising and promotion programs. In consideration the Company agreed to a one-time payment of $250,000 and the issuance of warrants to purchase up to 6,500,000 shares of common stock as follows:

Issuance	Number of Shares	Exercise Price	Date of Issuance

1	1,500,000	$0.01	Within 10 days of effectiveness
2	1,250,000	$0.25	3 months from agreement
3	750,000	$0.50	12 months from agreement
4	1,000,000	$0.75	16 months from agreement
5	1,000,000	$1.00	20 months from agreement
6	1,000,000	$2.00	24 months from agreement
	6,500,000

The actual number of warrants to be granted under the agreement was subject to adjustment downward up to 50%, based upon certain performance goals being achieved relating to weight-loss. These provisions constitute a performance commitment within the meaning of ASC 505 — Equity. In accordance with ASC 505 — Equity, when equity instruments are issued to non-employees in exchange for the receipt of goods or services the equity instruments are measured at fair value at the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete. The agreement does not contain a sufficiently large disincentive for nonperformance as forfeiture of the equity instrument is the sole remedy in the event of nonperformance. Therefore, a final measurement date will not be established until performance is complete and ASC 505 — Equity requires the recognition of expense from the transaction be measured at the then-current lowest aggregate fair value at each reporting period with changes in those lowest aggregate fair values between the reporting periods recognized in earnings. The first of two performance goals during March 2013 reducing the potential adjustment downward to 25%. On May 15, 2013, the second performance goal was not achieved and warrants to purchase 1,625,000 shares of common stock exercisable at prices from $0.01 to $2.00 per share were forfeited.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The related campaign talent costs will be recorded in selling and marketing expenses over the performance period of 24 months. The assumptions used at the initial valuation date, November 19, 2012, and June 30, 2013, were as follows:

	Lowest Aggregate Fair Value
	Initial Valuation	June 30, 2013

Number of shares underlying warrants	3,250,000	4,875,000
Exercise prices	$0.01 - $2.00	$0.01 - $2.00
Volatility	174.0%	159.03%
Risk-free interest rate	0.33%	0.51%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	2.875	2.35

For the three month period ending June 30, 2013, the Company recognized marketing expense under this agreement of approximately $112,000 including approximately $81,000 attributable to the warrants issued and approximately $31,000 attributable to the cash component for the year ended March 31, 2013.

A summary of warrants outstanding at June 30, 2013, is as follows:

Summary of Warrants Outstanding

Warrant Description	Number of Warrants (A)		Exercise Prices	Expiration Dates

2010 Private Placement	157,500		$3.00-$5.00	July 26, 2013
2010 Other Placements	2,812,500		$3.00-$5.00	October 5, 2013 - January 24, 2014
2011 Convertible Notes	431,251		$3.00-$5.00	April 11, 2014
2011 Private Placement	672,750		$3.00-$5.00	May 27, 2014 - June 15, 2014
2011 Bridge Warrant	8,789,064		$0.64	August 29, 2014
2011 Bridge Warrant Placement Agent	1,165,875		$0.64	August 29, 2014
2011 Unit Offering	33,277,837	(B)	$0.59	October 28, 2016
2011 Unit Offering Placement Agent	4,726,891	(B)	$0.59	October 28, 2016
2010 Other Placements	412,500		$0.64-$3.15	June 1, 2014 - June 22, 2015
2012 Bridge Warrant	1,137,735	(B)	$0.77	September 7, 2015 - September 20, 2015
2012 Bridge Warrant Placement Agent	227,546	(B)	$0.77	September 7, 2015
2012 Unit Offering	6,300,213	(B)	$0.80	November 14, 2015
2012 Unit Offering Placement Agent	1,561,544	(B)	$0.70-$0.80	November 14, 2017
2012 Talent Compensation	4,875,000		$0.01-$2.00	November 19, 2015
2013 Merger related notes converted	494,328	(B)	$0.80	November 14, 2015
2013 eDiets Warrants	910,835		$1.40-$4.74	February 7, 2014 - September 11, 2019
	67,953,369

———————

(A) All warrants reflect post anti-dilution and repricing provisions applied.

(B) Subject to potential further ant-dilution and repricing adjustment (See Note 6).

Equity Compensation Plans

In May 2010, the Company adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “2010 Plans”) and granted 600,000 options and 450,000 options, respectively.

The fair value of each option is estimated on the date of grant using the Black Scholes options pricing model using the assumptions established at that time.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 4, 2012, the Company issued 30,000 options to a direct response consultant. The fair value of the options granted was estimated on the date of grant using the Black Scholes options pricing model using the assumptions established at that time. The following table includes the assumptions used in valuing this grant:

Number of shares underlying the options	30,000
Exercise price	$0.87
Volatility	185%
Risk-free interest rate	0.68%
Expected dividend yield	0.00%
Expected option life (years)	5

As the options vested upon grant, the entire fair value of $25,100 was charged to stock-based compensation immediately and is included in general and administrative expenses.

On September 24, 2012, the Company’s board of directors adopted the 2013 Equity Compensation Plan (the “2013 Plan” and, together with the 2010 Plans, the “Plans”) with terms similar to the previously adopted 2010 Plans. The 2013 Plan authorized the issuance of up to 3,000,000 options to purchase common stock. The 2013 Plan was modified in March 2013 authorizing the issuance of up to 6,000,000 options. On May 6, 2013, the 2013 Plan was further modified, increasing the shares of common stock reserved for issuance under such plan to 9,000,000 shares.

On December 15, 2012, the compensation committee granted 2,075,000 options from the remaining available options under the Plans. The options were granted to 17 employees and directors of the Company. The options granted vest at 20% per year over a five-year period and expire ten years from grant date. The fair value of the options granted was estimated on the grant date using the Black Scholes options pricing model using the assumptions established at that time. The following table includes the assumptions used in valuing this grant:

Number of shares underlying the options	2,075,000
Exercise price	$0.68
Volatility	177%
Risk-free interest rate	1.18%
Expected dividend yield	0.00%
Expected option life (years)	7

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Ronald C. Pruett Jr. to serve as our chief executive officer. As a component of his compensation package the board of directors approved an option grant to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock. The First Option Grant vested on the grant date, May 6, 2013, and has a per share exercise price equal to $0.35, the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant has a per share exercise price equal to $0.70. The Second Option Grant vests in four equal tranches on May 6, 2013, May 1, 2014, November 1, 2014 and May 1, 2015. Provided that the agreement has not been terminated, on December 31, 2013, Mr. Pruett will become entitled to receive subsequent grants of stock and options, at the compensation committee’s discretion, with an aggregate value of at least $918,750, vesting in four equal tranches on the grant date, May 1, 2014, November 1, 2014 and May 1, 2015. If Mr. Pruett’s employment is terminated for any reason, other than by the Company for cause or by Mr. Pruett in the absence of good reason, he shall be entitled to certain compensation and benefits as provided under the agreement.  The following table includes the assumptions used in valuing this grant:

Number of shares underlying the option	425,000	2,625,000
Exercise price	$0.35	$0.70
Volatility	137%	137%
Risk-free interest rate	1.19%	1.19%
Expected dividend yield	0.00%	0.00%
Expected option life (years)	7	7

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock based compensation for the three month periods ending June 30, 2013 and 2012 was approximately $479,000 and $81,000, and is included in general and administration expenses, in the accompanying condensed consolidated statements of operations.

Information related to options granted under our option plans at June 30, 2013 and, 2012 and activity for each of the three months then ended is as follows

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2013	5,933,708	(A)	$2.32	6.55	$44,475
Granted	3,050,000		0.65	—	—
Exercised	—		—	—	—
Forfeited	(691,932)		0.57	—	—
Expired	—		—	—	—
Outstanding at June 30, 2013	8,291,776		$1.48	7.22	$—
Exercisable at June 30, 2013	4,829,276		$1.65	6.28	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2012	1,025,000	$1.31	—	$—
Granted	30,000	0.87	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2012	1,055,000	$1.30	3.68	$—
Exercisable at June 30, 2012	755,000	$1.44	3.37	$—

———————

(A) Includes 2,816,208 eDiets acquisition adjusted replacement options.

The weighted average grant date fair value of unvested options at June 30, 2013, was approximately $1,938,000 and will be expensed over a weighted average period of 6.58 years.

As of June 30, 2013, there were 4,837,500 options available for further issuance under the Plans.

In addition, under the provisions of ASC 805—Business Combinations, the Company recognized as stock-based compensation the difference in fair value between the eDiets options outstanding at the acquisition date and the replacement ASTV options granted. The fair value of the eDiets’ options replaced of $604,218 was recorded as consideration transferred in the acquisition. The excess fair value of the ASTV replacement options over the fair value of the eDiets options was recognized as compensation cost in the year ended March 31, 2013 since substantially all of the options were fully vested. Accordingly, the Company recorded $694,000 in stock-based compensation in March 2013.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the event of any stock split of our outstanding shares of common stock, the board of directors in its discretion may elect to maintain the stated amount of shares reserved under the Plans without giving effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the Plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Grants under the Plans may either be (i) ISOs, (ii) NSOs (iii) awards of our common stock or (iv) rights to make direct purchases of our common stock which may be subject to certain restrictions. Any option granted under the Plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The Plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.

At the effective time of the merger with eDiets, each eDiets option that remained outstanding and unexercised following the effective time was deemed amended and is now exercisable for shares of our common stock. The terms and conditions of the options remained the same, except that the number of shares covered by the option, and the exercise price was adjusted to reflect the exchange ratio of 1.2667. The exercise price per share is now equal to the exercise price prior to the effective time, divided by the exchange ratio. The above discussion reflects options and shares adjusted for the exchange ratio.

Note 11.	Segment Reporting

Commencing February 28, 2013, effective with the Company’s acquisition of eDiets, the Company organized its business into two operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers. The ASTV segment derives its revenues from the marketing and sale of consumer direct response products, including Internet and TV “live shop” venues. The eDiets segment derives its revenues from a subscription based weight-loss oriented meal delivery service and digital subscription based diet and fitness programs. Management reviews financial information presented on an operating segment basis for the purpose of making certain operating decisions and assessing financial performance.

Corporate and other expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Corporate and other assets include cash and cash equivalents, prepaid expenses and deposits.

The following tables reflect results of operations from our business segments for the three month period ending June 30, 2013:

	Three Months Ended June 30, 2013
	ASTV	eDiets	Corporate and other	Total
Revenues	$430,024	$1,663,765	$—	$2,093,789
Costs of revenues	433,492	775,425	—	1,208,917
Gross profit (loss)	(3,468)	888,340	—	884,872
Gross profit (loss) %	(0.1)%	53.4%	—	42.3%

Allocated operating expenses:
Selling and marketing expense	11,759	762,837	—	774,596
General and administrative expenses	1,012,084	903,665	687,385	2,603,134
	1,023,843	1,666,502	687,385	3,377,730
Loss from operations	(1,027,311)	(778,162)	(687,385)	(2,492,858)
Revaluation of warrants and interest	345	(2,183)	1,961,166	1,959,328

Net income (loss) before taxes	$(1,026,966)	$(780,345)	$1,273,781	$(533,530)

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12.	Subsequent Events

On July 19, 2013, the Company issued 142,500 shares of common stock to National Securities Corporation in consideration for consulting and advisory services provided by National Securities Corporation under an advisory services agreement dated August 14, 2012 in connection with the eDiets merger.  The Company had expensed this in the fiscal year ended March 31, 2013.  In addition, on July 19, 2013, the Company issued an aggregate of 316,268 shares of common stock to the seller of Seen On TV, LLC, in accordance with the anti-dilution protection provisions contained in the June 28, 2012 Seen On TV, LLC asset purchase agreement.

On August 1, 2013, the Company granted 500,000 stock options to Henrik Sandell, its Chief Operating Officer. The options are exercisable at $0.70 per common share for a ten-year period from grant and vest under the following schedule:

Percent of Grant	Vesting Date

25%	August 1, 2013
25%	May 1, 2014
25%	November 1, 2014
25%	May 1, 2015

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on our management’s beliefs, assumptions and expectations and on information currently available to our management. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements, which generally are not historical in nature. All statements that address operating or financial performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements, including, without limitation, our expectations with respect to product sales, future financings, or the commercial success of our products or services. We may not actually achieve the plans, projections or expectations disclosed in our forward-looking statements, and actual results, developments or events could differ materially from those disclosed in the forward-looking statements. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on forward-looking statements because they speak only as of the date when made. We do not assume any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by federal securities laws and the rules of the Securities and Exchange Commission (the “SEC”). Forward-looking statements are subject to a number of risks and uncertainties, including, without limitation, those described from time to time in our future reports filed with the SEC

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim consolidated condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

As Seen On TV, Inc. (“ASTV”, “we”, “our” or the “Company”) is a direct response marketing company and owner of AsSeenOnTV.com and eDiets.com. We identify, develop and market consumer products for global distribution via TV, Internet and retail channels. In February 2013 we acquired eDiets.com, Inc. (“eDiets”) and following this transaction our business is organized along two segments. The ASTV segment is a direct response marketing company that identifies and advises in the development and marketing of consumer products. The eDiets segment is a subscription-based nationwide weight-loss oriented digital subscription and meal delivery service.

When considering the acquisition of eDiets, we believed that the combination could create a stronger, more scalable business and facilitate our strategic objective of becoming one of the top providers of ecommerce products and solutions. Other expected benefits included:

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

Since the hiring of Mr. Pruett and the closing the acquisition of eDiets, we have undertaken extensive internal changes which we believe, when completed, will enable us to operate as a combined organization, utilizing common information and communication systems, operating procedures, financial controls and human resources practices. Those changes include a significant reduction in personnel and an enhanced emphasis on the eDiets digital subscription-based plans. We are also evaluating means of improving the margins on eDiets’ meal delivery services or otherwise monetizing this asset to address a customer decline that began earlier this year. In addition, we have directed significant Company resources to develop and deploy our ecommerce platforms on behalf of third parties, which we believe may prove more profitable for the Company. Under this structure, we would not recognize total revenue with sales transactions but rather a negotiated percentage of each transaction. This approach, if successful, would eliminate many costs and the administrative burden of purchasing and carrying inventories, while capitalizing on our ecommerce platforms and distribution potential already owned by the Company.

We believe this shift in focus to-ecommerce based revenues could be accomplished principally through maximizing resources and assets already held by the Company. While we currently receive a royalty through our ownership of the url AsSeenOnTV.com, this outlet presents the opportunity to generate revenues from both referrals or the placement and distribution of our own products or products for which we will receive a licensing fee. Distribution of third party products through this channel provides us with the opportunity to expand revenues without a costly proportionate expansion of infrastructure, including support personal and inventory purchase and management costs.

We also intend to continue to expand our management fee program for products featured in live televised shopping venues. As with an enhanced ecommerce program, partnering with successful product owners provides us with the opportunity to increase revenues across many product sectors, lending our expertise and access without a costly investment in infrastructure or inventory.

Within our eDiets subsidiary we intend to significantly expand our existing digital subscription program, coupled with strong celebrity endorsements. We have already commenced executing under this program with our relationships with several well-known celebrities.

We face a number of challenges during fiscal 2014, including operating within the highly competitive the online diet industry, effectively responding to ever changing consumer preferences and completing our eDiets integration. We must also raise additional funds to provide the resources necessary to continue in business and to realize the expected benefits of our initiatives. The continuation of the Company’s business is dependent upon raising additional financial support. In light of the Company’s results from operations, the Company intends to continue to evaluate various possibilities, including: (i) raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, (ii) selling one or more lines of business, or all or a portion of the Company’s assets, (iii) entering into a business combination, and (iv) aggressively restructuring existing operations, including reducing or eliminating less promising operations, liquidating assets, or significantly reducing or suspending our operations. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s shareholders or that result in the Company’s shareholders losing all of their investment in the Company. There can be no assurance that the Company will be successful in effecting any of the above possibilities. If the company’s efforts in this regard are unsuccessful, the Company will be required to further reduce or suspend operations [and/or seek relief through a filing under the U.S. Bankruptcy Code]. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Going concern

We reported a net loss of $533,530 for the three month period ended June 30, 2013.  At June 30, 2013, we had a working capital deficit of approximately $9.3 million and cash used in operations of $482,696 for the quarter. Based on our recurring losses from operations and negative cash flows from operations, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended March 31, 2013, contains an explanatory paragraph regarding our ability to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

Results of operations

During the three month period ended June 30, 2012 we had only one reporting segment, ASTV. The following table provides a summary of our segment information for the three month period ended June 30, 2013:

	ASTV	eDiets	Corporate and Other	Total

Revenues from external customers	$430,024	$1,663,765	$—	$2,093,789
Interest expense	1,283	2,494	—	3,777
Depreciation and amortization	10,591	415,903	—	426,494
Segment operating loss	(1,027,311)	(778,162)	(687,385)	(2,492,858)
Segment assets	$1,734,873	$18,280,578	$3,795,779	$23,811,130

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

•

heater sales,

•

other product sales,

•

speaking engagement fees,

•

infomercial production income, and

•

royalty fees.

The following table provides comparative information on these sales for the three month period ended June 30, 2013 and the three month period ended June 30, 2012:

	Three Months ended June 30,
	2013	2012	% of change
ASTV Segment
Product sales	$245,504	$343,624	(29%)
Commissions and royalties	184,519	14,107	1,308%
Infomercial production income	—	42,500	(100%)

eDiets Segment
eDiets meal delivery	1,401,931	—
eDiets digital subscription	261,835	—
Total segment revenue	$2,093,789	$400,231	523%

While there can be no assurance, management believes that continuing to develop a marketing strategy based upon distributing developed products through our asseenontv.com url, will ultimately prove a successful strategy.

Product sales represent limited ASTV sales of various consumer direct response products. These sales declined during the quarter ended June 30, 2013, compared to the prior year as the Company reduced expenditures on media spending to conserve cash during its restructuring resulting in reduced product sales revenue.

Commissions and royalty fees, totaling $184,519 and $14,107 in the three month periods ended June 30, 2013 and 2012, respectively, primarily represent fees received by the Company under an agreement associated with our AsSeenOnTV.com url and partnership fees associated with products appearing on home shopping networks. The increase in royalty fees reflects minimum fees due the Company resulting from its acquisition of the AsSeenOnTV.com url, completed in June 2012. While there can be no assurance, it is hoped that these royalty fees will increase in the future as web-related revenues for those utilizing our website increase.

Infomercial production ceased during the three month period ended June 30, 2013. This reflected the Company’s decision to shift away from infomercial production to ecommerce driven sales of consumer products, including dietary products which the Company believes has a higher earnings potential. The Company has no plans to develop infomercial production operations in the future.

eDiets segment

Due primarily to our acquisition of eDiets in February 2013, revenue increased by approximately $1,664,000 in the three month period ended June 30, 2013 over the three month period ended June 30, 2012. The Company intends to continue to focus its efforts on diet related programs with an emphasis on ecommerce platforms.

Cost of revenues

Overall, cost of revenues for the three month period ended June 30, 2013 was 58% of revenues compared to 121% of revenues for the three month period ended June 30, 2012. Cost of revenues for the ASTV segment was 101% of revenues in the three month period ended June 30, 2013 as compared to 121% in the three month period ended June 30, 2012. Often the test marketing of new products will indicate that a particular product is not well received through a direct response program and the project will be dropped. This industry wide practice can, and often does, result in the recognition of costs for a particular product in excess of related revenues. Cost of revenues for the eDiets segment totaled 47% of revenues in the three month period ended June 30, 2013. We did not report revenues from the eDiets segment in the three month period ended June 30, 2012.

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

Operating expenses

Operating expenses, consisting of selling and marketing expenses and general and administrative expenses, increased sharply for the three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012. The increase in selling and marketing expense is directly attributable to the acquisition of eDiets in the fourth quarter of our last fiscal year. A significant portion of this increase, totaling $651,000, representing 89% of the overall increase, is attributable to eDiets. The majority of this amount represents media purchases focused on our dietary meal delivery program. Also included for the three month period ended June 30, 2013 is $112,000 attributable to a talent agreement dated November 19, 2012, with a two-year term and was not in place in the prior year.  This agreement contains certain performance criteria which will significantly increase marketing expenses in future periods over the term of the agreement.  Total expenses will be dependent on fair value valuations and meeting performance criteria.

General and administrative expenses increased approximately $1.3 million in the three month period ended June 30, 2013 over the prior year period. A significant component of this increase, approximately $484,000, represents costs incurred in connection with the acquisition of eDiets. In addition, stock based compensation increased approximately $397,000 between the periods due to a company-wide grant of 2,075,000 options in December 2012 and the May 2013 grant of 3,050,000 options to our new chief executive officer, Mr. Ronald C. Pruett, Jr., a portion of which vested upon grant. Combined, these transactions represented approximately 67% of the overall increase between the periods. Administrative salaries also increased by approximately $312,000 reflecting the increase in overall sales levels including approximately $164,853 attributable to our acquisition of eDiets. While there can be no assurance, we anticipate general and administrative expenses to decline in future periods as the Company implements its cost reduction program, which includes among other components, the reduction in administrative staff and related expenses.

Other (income) expenses

Other (income) expense primarily relates to the non-cash income or expense recognized on the periodic revaluation of the fair value of financing related warrants outstanding at the end of each period that, based on their provisions, are carried as liabilities on the Company’s records. For the three month period ended June 30, 2013, we reported other income of $1,960,633 as compared to expense of $9,328,651 in the three month period ended June 30, 2012. These periodic revaluations have, and most likely will continue to, result in significant, non-cash income or expense being recognized at the end of any given period depending on fluctuations in the market value of our stock on each remeasurement date. Investors should not place undue emphasis on our other income resulting from our revaluation of warrants outstanding when evaluating our actual operating performance.

Liquidity and capital resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash to operate the business. At June 30, 2013, we had a working capital deficit of approximately $9.3 million as compared to a working capital deficit of approximately $9.6 million at March 31, 2013. At June 30, 2013, our current assets decreased 44% and our current liabilities decreased 20%, respectively, from March 31, 2013. The sharp decrease in current liabilities was due to a sharp decline in the Company’s warrant liabilities, decreasing from $11,689,306 to $9,728,673 between the periods. This decline was attributable to a significant drop in the year-end market price of our common stock, used in determining the fair value of the liability at the balance sheet date. Our consolidated balance sheet at March 31, 2013 reflects a consolidation with eDiets. Principal changes in current assets at June 30, 2013 compared to March 31, 2013 include a decline in cash attributable primarily to operational losses during the period.

Our condensed consolidated balance sheet at June 30, 2013, includes $9.3 million of goodwill resulting from our acquisition of eDiets. Based upon the eDiets segment’s near term results, we expect to test goodwill more frequently than annually for possible early impairment if circumstances change indicating that the fair value of the goodwill may be below the carrying amount. If we determine that it is necessary to impair some or all of this goodwill, our results of operations will be adversely impacted in those periods. The allocation of the purchase price is incomplete and based on preliminary data which could change when final valuation of certain intangible assets is obtained. We expect to have the final valuation report by the end of our second fiscal quarter, September 30, 2013.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern.  As of June 30, 2013, we had approximately $1.7 million in cash and cash equivalents. We have sustained substantial operational losses since our inception, and such operational losses have continued through June 30, 2013 and we have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes. The Company cannot predict how long it will continue to incur losses or whether it will ever become profitable, developments that depend on a number of factors, including the success of new and existing products. These factors raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We have undertaken, and will continue to implement, various measures to address our financial condition, including:

•

Significantly curtailing costs and consolidated operations, where feasible.

•

Continuing to seek debt, equity and other forms of financing, including funding through strategic partnerships.

•

Reducing operations to conserve cash.

•

Deferring certain marketing activities.

•

Investigating and pursuing transactions with third parties, including strategic transaction and relationships.

There can be no assurance that we will be able to secure the additional funding we need. If our efforts to do so are unsuccessful, we will be required to further reduce or eliminate our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Net cash used in operating activities for the three month period ended June 30, 2013 was approximately $483,000. This use of cash was due in large part to our operational losses and decreases in the balance in accounts payable offset by a decrease in accounts receivable and inventory levels. The decline in accounts receivable and inventory levels reflects the wind-down of the Company’s heater sales program which is a seasonal product.

Net cash used in investing activities during the three month period ended June 30, 2013, was approximately $70,000 and principally included $65,000 deposited in an escrow account related to the termination of the P & M Agreement.

Commitments

In connection with the eDiets acquisition, on September 10, 2012, the Company received notice of a complaint filed by in Broward County, Florida by an eDiets stockholder against eDiets, members of the board of directors of eDiets and the Company, alleging that eDiets breached its fiduciary duty to its stockholders by entering into the transaction for inadequate consideration. Prior to the deadline for the defendants to answer the complaint, the plaintiff and the defendants in the case filed a stipulation with the court allowing the plaintiff to file an amended complaint. To date, the plaintiff has taken no further action in the case. The Company’s acquisition of eDiets was consummated on February 28, 2013. The Company and the other defendants deny the allegations and intend to vigorously defend the action should the plaintiff take any further steps to prosecute the lawsuit, which is not expected to have a material impact on the Company’s financial statements.

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Ronald C. Pruett Jr. to serve as our chief executive officer. The term of the agreement is for one year and will be automatically renewed for successive one-year periods unless a notice of non-renewal is given by either party or the agreement is otherwise terminated sooner in accordance with its provisions. Pursuant to the agreement, Mr. Pruett will receive an annual base salary of $275,000, together with an additional salary of $275,000 during the first year of his employment with us. Mr. Pruett’s base salary may be increased from time to time as determined by the compensation committee of the board of directors. In addition to his base salary, Mr. Pruett will be entitled to receive an annual cash bonus calculated by reference to our actual performance during the immediately preceding fiscal year measured against a revenue and adjusted EBITDA (earnings before income taxes, depreciation and amortization) target to be established by Mr. Pruett and the compensation committee and approved by the board of directors. As of August 14, 2013, Mr. Pruett and the compensation committee had yet to establish a revenue and adjusted EBITDA target for our fiscal year ending March 31, 2014. Mr. Pruett also received an option grant to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock. The First Option Grant vested on the grant date, May 6, 2013, and has a per share exercise price equal to $0.35, the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant has a per share exercise price equal to $0.70. The Second Option Grant vests in four equal tranches on May 6, 2013, May 1, 2014, November 1, 2014 and May 1, 2015. Provided that the agreement has not been terminated, on December 31, 2013, Mr. Pruett will become entitled to receive subsequent grants of stock and options, at the compensation committee’s option, with an aggregate value of at least $918,750, vesting in four equal tranches on the grant date, May 1, 2014, November 1, 2014 and May 1, 2015.

If Mr. Pruett’s employment is terminated due to death, his estate will receive (i) three months’ base salary at his then current rate in a lump sum payment and (ii) one year of continued coverage under the Company’s employee benefit plans. If Mr. Pruett’s employment is terminated due to disability, he will receive (i) six months’ base salary at his then current rate, (ii) one year of continued coverage under the Company’s employee benefit plans and (iii) any earned but unpaid bonuses, provided that the Company may credit against such amounts any proceeds paid to Mr. Pruett with respect to any disability policy maintained for his benefit.  If Mr. Pruett’s employment is terminated by the Company without cause or following a change in control or by Mr. Pruett for good reason or following a change in control, Mr. Pruett will receive (i) 12 months’ base salary at his then current rate, (ii) continued provision during such 12-month period of benefits under the Company’s employee benefit plans, (iii) immediate vesting of all granted but unvested stock options and (iv) a prorated payment of any bonus or other payments earned in connection with any bonus plan in which Mr. Pruett participated at the time of termination. The amount of each payment under (i) shall be reduced by one dollar for each three dollars otherwise payable, until the aggregate amount of all such reductions, together with the aggregate amount of bonus reductions described above, equals $275,000.  Mr. Pruett will not be entitled to any compensation if his employment is terminated by the Company for cause or by Mr. Pruett in the absence of good reason.

On June 13, 2013, TV Goods, Inc. (“TV Goods”), the Company’s wholly owned subsidiary, entered into a termination agreement (the “Termination Agreement”) with Presser Direct, LLC (“Presser Direct”) under which it terminated a Purchasing and Marketing Agreement (the “P & M Agreement”) between TV Goods and Presser Direct dated March 7, 2012, relating to the manufacture, marketing, sale and distribution of the SeasonAire heater and related product lines. Under the Termination Agreement, TV Goods agreed to pay approximately $309,000 related to previously purchased inventory and approximately $146,000 attributable to royalty payments under the P & M Agreement, of which $65,000 was to be held in escrow pending delivery of replacements for damaged or defective SeasonAire heaters and related products previously sold by TV Goods. TV Goods also agreed to transfer title to certain assets relating to the products, including infomercials and intellectual property, to Presser Direct. Presser Direct agreed to pay TV Goods $50,000 for existing SeasonAire inventory, to assume obligations to make all royalty payments relating to SeasonAire sales after July 31, 2013 and to assume all liabilities relating to the SeasonAire products after June 13, 2013, except for certain warranty obligations relating to SeasonAire products sold prior to that date. TV Goods and Presser Direct released each other from all obligations under the P & M Agreement, so that the only surviving obligations were those arising under the Termination Agreement.

Leases

On February 1, 2012, the Company entered into a new 36-month lease agreement on our existing headquarters facility. Terms of the lease provide for base rent payments of $7,875 per month for the first twelve months, increasing 3% per year thereafter. The lease contains no provisions for a change in the base rent based on future events or contingent occurrences. In accordance with the provisions ASC 840-Leases, the Company is recognizing lease expenses on a straight-line basis, which total $8,114 per month over the lease term. In connection with the entering into the new leases, the Company recognized income of approximately $71,000 attributable to the recovery of the deferred rent obligation under the previous lease and wrote-off to lease expense $12,420 in security deposits attributable to the prior lease.

In September 2012 eDiets entered into a one year lease for office space in Pompano Beach, Florida. The lease covers approximately 8,800 square feet at a monthly base rent of $9,800 per month. The Company does not intend to renew this lease upon expiration.

The following is a schedule by year of future minimum rental payments required under our lease agreement on June 30, 2013:

Operating Leases
Year 1	$128,000
Year 2	42,000
Year 3	—
Year 4	—
Year 5	—
$170,000

Base rent expense recognized by the Company, attributable to its headquarters facility and eDiets facility, was approximately $53,742 and $24,342 for the three month periods ended June 30, 2013 and 2012, respectively.

Other Commitments

Under the terms of a 2010 private placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at both June 30, 2013 and 2012.

Critical accounting policies

There have been no changes to our critical accounting policies in the three months ended June 30, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our audit committee. Those policies are discussed under “Critical accounting policies and estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended March 31, 2013, as filed with the SEC with our Annual Report on Form 10-K filed with the SEC on June 28, 2013.

Accounting Standards Updates

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company's Audited 2013 Financial Statements, that are of material significance, or have potential material significance to the Company.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our chief executive officer and chief financial officer who serve as our principal executive officer and principal financial and accounting officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2013, our disclosure controls and procedures were effective such that the information relating to our Company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.–OTHER FINANCIAL INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In connection with the eDiets acquisition, on September 10, 2012, the Company received notice of a complaint filed by in Broward County, Florida by an eDiets stockholder against eDiets, members of the board of directors of eDiets and the Company, alleging that eDiets breached its fiduciary duty to its stockholders by entering into the transaction for inadequate consideration. Prior to the deadline for the defendants to answer the complaint, the plaintiff and the defendants in the case filed a stipulation with the court allowing the plaintiff to file an amended complaint. To date, the plaintiff has taken no further action in the case. The Company’s acquisition of eDiets was consummated on February 28, 2013. The Company and the other defendants deny the allegations and intend to vigorously defend the action should the plaintiff take any further steps to prosecute the lawsuit, which is not expected to have a material impact on the Company’s financial statements.

In addition, from time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, except as otherwise disclosed, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 1A.

RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for those unregistered securities previously disclosed in reports filed with the SEC, during the period covered by this report, we have sold no other securities without registration under the Securities Act of 1933, as amended.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 6.

EXHIBITS

Exhibit Number		Description
10.1		Employment Agreement, dated May 1, 2013, between As Seen On TV, Inc. and Ronald C. Pruett, Jr. (previously filed on Form 8-K Current Report with the SEC on May 7, 2013)
10.2		Assignment and Assumption Agreement, dated May 21, 2013, between TVGoods, Inc. and As Seen On TV, Inc. (previously filed on Form 8-K Current Report with the SEC on May 24, 2013)
10.3		Second Amendment to License Agreement, dated May 21, 2013, between As Seen On TV, Inc. and Kevin Harrington (previously filed on Form 8-K Current Report with the SEC on May 24, 2013)
10.4		Second Amendment to Services Agreement, dated May 21, 2013, between As Seen On TV, Inc. and Kevin Harrington (previously filed on Form 8-K Current Report with the SEC on May 24, 2013)
10.5		Termination Agreement, dated June 13, 2013, between TVGoods, Inc. and Presser Direct, LLC (previously filed on Form 8-K Current Report with the SEC on June 18, 2013)
31.1		Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1		Certification Pursuant to Section 1350 (Provided herewith)
32.2		Certification Pursuant to Section 1350 (Provided herewith)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 14, 2013

As Seen On TV, Inc.

/s/ RONALD C. PRUETT, JR.
Ronald C. Pruett, Jr.
Chief Executive Officer (Principal Executive Officer)

/s/ DENNIS W. HEALEY
Dennis W. Healey
Chief Financial Officer
(Principal Financial Officer)