Form 10-Q
period 2013-09-30
As Seen On TV, Inc.
filed 2013-11-19
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2013
Or

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of November 19, 2013
Common Stock, $0.0001 Par Value Per Share			71,741,250

As Seen On TV, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$339,660	$2,352,730
Accounts receivable, net	358,919	2,559,332
Advances on inventory purchases	51,613	67,455
Inventories	405,945	788,727
Note receivable on asset sale – current	268,750	—
Prepaid expenses and other current assets	553,246	792,450
Total current assets	1,978,133	6,560,694

Restricted cash – non current	392,900	450,000
Certificate of deposit – non current	50,627	50,489
Note receivable on asset sale – non current	731,250	—
Property and equipment, net	74,869	144,801
Goodwill	—	9,300,000
Intangible assets, net	4,549,172	10,567,655
Deposits	11,962	17,504
Total assets	$7,788,913	$27,091,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$554,033	$3,039,794
Deferred revenue	116,349	173,750
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	220,577	727,730
Note payable – related party	50,000	100,000
Accrued interest – related party	3,854	425
Notes payable – current portion	216,524	281,805
Warrant liability	5,329,343	11,689,306
Current liabilities of discontinued operations	1,041,321	—
Total current liabilities	7,688,001	16,168,810

Notes payable – non current	131,987	193,107

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 shares authorized and 71,741,250 and 71,282,066 issued and outstanding at September 30, 2013 and March 31, 2013, respectively.	7,174	7,128
Additional paid-in capital	24,917,589	24,293,947
Accumulated deficit	(24,955,838)	(13,571,849)
Total shareholders' equity (deficiency)	(31,075)	10,729,226

Total liabilities and shareholders' equity (deficiency)	$7,788,913	$27,091,143

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Revenues	$695,628	$637,724	$1,387,486	$1,037,955
Cost of revenues	324,485	549,480	757,977	1,033,307
Gross profit	371,143	88,244	629,509	4,648

Operating expenses:
Selling and marketing expenses	(14,677)	155,547	123,910	199,860
General and administrative expenses	1,341,026	974,164	3,074,924	2,265,934
Loss from operations	(955,206)	(1,041,467)	(2,569,325)	(2,461,146)

Other (income) expense:
Warrant revaluation	(4,399,330)	(14,012,087)	(6,359,963)	(4,683,436)
Other (income) expense	(19,450)	(572)	(21,611)	(3,634)
Interest expense	4,012	786,517	6,542	787,227
Interest expense - related party	3,868	—	5,115	—
	(4,410,900)	(13,226,142)	(6,369,917)	(3,899,843)

Income from continuing operations before income taxes	3,455,694	12,184,675	3,800,592	1,438,697

Provision for income taxes	—	—	—	—

Net income from continuing operations	3,455,694	12,184,675	3,800,592	1,438,697

Loss from discontinued operations, net of income taxes	(14,306,153)	—	(15,184,581)	—

Net income (loss)	$(10,850,459)	$12,184,675	$(11,383,989)	$1,438,697

Income (loss) per common share:
Basic
Continuing operations	$0.05	$0.38	$0.05	$0.04
Discontinued operations	(0.20)	—	(0.21)	—
	$(0.15)	$0.38	$(0.16)	$0.04
Diluted:
Continuing operations	$0.05	$0.33	$0.05	$0.02
Discontinued operations	(0.20)	—	(0.21)	—
	$(0.15)	$0.33	$(0.16)	$0.02

Weighted-average number of common shares outstanding:
Basic	71,651,491	32,370,784	71,467,995	32,191,549
Diluted	72,719,348	34,873,579	72,546,759	34,491,919

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD APRIL 1, 2013 THROUGH SEPTEMBER 30, 2013

(UNAUDITED)

	Common Share, $.0001 Par Value Per Share		Additional
	Shares		Paid-In	Accumulated
	Issued	Amount	Capital	Deficit	Total

Balance April 1, 2013	71,282,066	$7,128	$24,293,947	$(13,571,849)	$10,729,226

Rounding shares on eDiets transaction	416	—	—	—	—

Stock based compensation – options	—	—	617,001	—	617,001

Warrants issued for services	—	—	6,687	—	6,687

Shares issued under consulting agreement	142,500	14	(14)	—	—

Shares issued under repricing agreement	316,268	32	(32)	—	—

Net loss	—	—	—	(11,383,989)	(11,383,989)

Balance September 30, 2013	71,741,250	$7,174	$24,917,589	$(24,955,838)	$(31,075)

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(11,383,989)	$1,438,697
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	829,005	25,439
Impairment related to divestiture of meal delivery component	14,631,439	—
Meal delivery component asset sale	(1,100,000)	—
Amortization of discount on convertible debt	—	625,000
Amortization of deferred financing costs	—	152,000
Loss on disposal of property and equipment	33,060	---
Warrants issued for services	6,687	(1,331)
Share-based compensation	617,001	135,108
Shares issued for consulting services	—	229,997
Change in fair value of warrants	(6,359,963)	(4,683,436)
Changes in operating assets and liabilities:
Accounts receivable	2,200,413	1,318,387
Advances on inventory purchases	15,843	(362,388)
Inventories, net	382,782	(1,519,638)
Prepaid expenses and other current assets	239,204	(341,277)
Increase (decrease) in deposits	5,541	(2,185)
Accounts payable including liabilities related to discontinued operations	(1,444,440)	425,509
Deferred revenue	(57,401)	(30,000)
Accrued expense – related party	3,429	—
Accrued expenses and other current liabilities	(507,153)	(191,160)
Net cash used in operating activities	(1,888,542)	(2,781,278)

Cash flows from investing activities:
Net decrease in restricted cash	57,100	—
Increase (decrease) in note receivable	—	(500,000)
Certificate of deposit – non current	(138)	(298)
Proceeds from collections on note receivable	100,000	—
Purchase of intangible assets	(98,955)	(1,565,525)
Purchases of property, plant and equipment	(6,134)	(3,627)
Net cash provided by (used in) investing activities	51,873	(2,069,450)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	1,275,000
Costs associated with convertible debt	—	(157,175)
Proceeds of notes payable	—	109,699
Repayment of notes payable	(126,401)	(68,337)
Repayment of note payable – related party	(50,000)	—
Net cash provided by financing activities	(176,401)	1,159,187

Net increase (decrease) in cash and cash equivalents	(2,013,070)	(3,691,541)
Cash and cash equivalents - beginning of period	2,352,730	4,683,186
Cash and cash equivalents - end of period	$339,660	$991,645

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2013	2012
Supplemental disclosures of cash flow information:
Interest paid in cash	$4,004	$1,219
Taxes paid in cash	$—	$—
Common shares issued in connection with asset acquisition	$—	$257,500
Warrants issued for asset acquisition	$—	$241,880
Insurance premiums financed through notes payable	$—	$99,699

The statement above for the six month period ending September 30, 2013 combines the cash flows from discontinued operations with the cash flows from continuing operations.  See Note 4 for further discussion of discontinued operations.

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Description of Our Business, Liquidity and Going Concern, and Basis of Presentation

Description of Our Business

As Seen On TV, Inc. (“ASTV”, “we”, “our” or the “Company”) is a direct response marketing company and owner of AsSeenOnTV.com and eDiets.com. We identify, develop and market consumer products for global distribution via TV, Internet and retail channels. Following our February 2013 acquisition of eDiets.com, Inc. (“eDiets”), our business is organized along two segments. The As Seen On TV (“ASTV”) segment is a direct response marketing company that identifies and advises in the development and marketing of consumer products. The eDiets segment is a subscription-based nationwide weight-loss oriented digital subscription service and, until our discontinuance of the meal delivery component in September 2013, provided dietary and wellness oriented meal delivery services. See Note 4.

On February 28, 2013, we acquired 100% of the outstanding stock of eDiets pursuant to the terms and conditions of the Agreement and Plan of Merger by and among our Company, eDiets Acquisition Company, a Delaware corporation and wholly owned subsidiary of our Company, and eDiets, dated October 31, 2012. Following the closing, eDiets became a wholly owned subsidiary of our Company (See Note 3). Accordingly, the operating results of eDiets are included in the financial statements from the acquisition date.

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

eDiets

eDiets develops and markets Internet-based diet and fitness programs, primarily through the url eDiets.com. eDiets also offered through September 2013, a subscription-based nationwide weight-loss oriented meal delivery service. Digital diet plans are personalized according to an individual’s weight goals, food and cooking preferences, and include the related shopping lists and recipes.

Liquidity and Going Concern

At September 30, 2013, we had a cash balance of approximately $340,000, a working capital deficit of approximately $5.7 million and an accumulated deficit of approximately $25.0 million. We have experienced losses from operations since our inception, and we have relied on a series of private placements and convertible debentures to fund our operations. The Company cannot predict how long it will continue to incur losses or whether it will ever become profitable.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

There can be no assurance that we will be able to secure the additional funding we need. If our efforts to do so are unsuccessful, we will be required to further reduce or eliminate our operations and/or seek relief through a filing under the U.S. Bankruptcy Code. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Basis of Presentation

The condensed consolidated financial statements as of September 30, 2013 and for the three month and six month periods ended September 30, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2013, and the results of operations for the three month and six month periods ended September 30, 2013 and 2012, the statement of shareholders' equity (deficiency) for the six months ended September 30, 2013 and the statement of cash flows for the six month periods ended September 30, 2013 and 2012. The results for the six months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of March 31, 2013 has been derived from audited financial statements for the fiscal year ended March 31, 2013. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and the footnotes thereto for the fiscal year ended March 31, 2013 as filed with the Securities and Exchange Commission with our Form 10-K on June 28, 2013 (the "Audited 2013 Financial Statements"). The audit report of EisnerAmper LLP, the Company’s independent registered public accounting firm, dated June 28, 2013, included an explanatory paragraph about the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

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

Allowance for Sales Returns: In the direct response industry, purchased items are generally returnable for a certain period after purchase. We attempt to estimate returns and provide an allowance for sales returns where applicable. Our estimates are based on historical experience and knowledge of the products sold. The allowance for estimated sales returns totaled $86,316 and $208,838 at September 30, 2013 and March 31, 2013, respectively.

Goodwill: Goodwill is not amortized but is subject to periodic testing for impairment in accordance with Accounting Standards Codification (“ASC”) Topic 350 -- Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment. The test for impairment was to be conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. In connection with the Company’s decision to divest the dietary meal delivery component in September 2013, the Company determined that it would not be able to recover the carrying value of its investment in this component and therefore recorded a loss of $9,300,000 related to the associated goodwill, which was recorded in loss from discontinued operations.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides a roll-forward of the Company’s goodwill:

Balance as of March 31, 2013	$9,300,000)
Impairment	(9,300,000)
Balance as of September 30, 2013	$—

Intangible Assets: Intangible assets include acquired customer relationships, urls and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets of five years in accordance with ASC Topic 350 -- Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In connection with the Company’s decision to divest the dietary meal delivery component in September 2013, the Company determined that it would not be able to recover the carrying value of its finite-lived intangible assets in this component and therefore recorded a loss of $5,331,000 which represented the excess carrying value over the related fair value of these assets, which was recorded in loss from discontinued operations.

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

Restricted Cash

Restricted cash, totaling $392,900 at September 30, 2013, represents $327,900 funds held by eDiets credit card processors and $65,000 held in escrow pending delivery of certain products.

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

We recognized deferred revenue for our dietary meal delivery program as payment is made in advance of the actual meal delivery. We also recognize deferred revenue related to our online dietary subscription services as payments are made in advance of the full subscription period. As of September 30, 2013 and March 31, 2013, we had recognized deferred revenue of $116,349 and $173,750, respectively.

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

eDiets’ meal delivery revenue, through the divestiture date, was recognized upon delivery and transfer of title to the product. This occurred upon shipment from the Company’s fulfillment center and delivery to the end-customer. eDiets’ digital revenue is generated by the Company offering membership subscriptions to the proprietary content contained in its websites. Subscriptions are paid in advance, mainly via credit/debit cards, and cash receipts are recognized as deferred revenue and are recorded as revenue on a straight-line basis over the period of the digital plan subscription.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Receivables

Accounts receivable consists of amounts due from the sale of our direct response, home shopping related products and dietary programs. Our allowance for doubtful accounts at September 30, 2013 and March 31, 2013, totaled $0 and $152,000, respectively. The allowances are estimated based on historical customer experience and industry knowledge.

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

Property and equipment, net consists of the following:

Property and equipment	Estimated Useful Lives	September 30, 2013	March 31, 2013
Computers and software	3 Years	$67,003	$120,041
Office equipment and furniture	5-7 Years	87,694	94,248
Leasehold improvements	1-3 Years	62,610	62,610
		217,307	276,899
Less: accumulated depreciation and amortization		(142,438)	(132,098)
		$74,869	$144,801

Depreciation and amortization expense totaled approximately $10,000 and $43,000 for the three and six month periods ended September 30, 2013, respectively, and $14,000 and $25,000 for the three and six month periods ending September 30, 2012.

Intangible Assets

Intangible assets consisted of the following at September 30, 2013 and March 31, 2013:

	March 31, 2013	Amortization Expense for the Six Months Ended September 30, 2013		Impairment	Additions	September 30, 2013	Estimated Useful Life
Customer relationships	$6,000,000	$		$(5,000,000)	$—	$1,000,000	5 years
URL’s	1,000,000			(660,000)	98,956	438,956	5 years
Trademarks	859,439			(588,439)	—	271,000	5 years
AsSeenOnTV.com	2,839,216				—	$2,839,216	Indefinite
	10,698,655			(6,248,439)	98,956	4,549,172
Accumulated amortization	(131,000)		(786,000)	917,000	—	—
	$10,567,655		$(786,000)	$(5,331,439)	$98,956	$4,549,172

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

The straight-line method is being used to amortize the Company’s finite lived intangible assets over their respective lives. Related amortization expense recognized was $393,000 and $786,000 for the three and six month periods ended September 30, 2013, respectively. Amortization expense for the next five succeeding fiscal years is estimated as follows:

March 31,
2014 remaining six months	$ 171,000
2015	$ 342,000
2016	$ 342,000
2017	$ 342,000
2018	$ 342,000
2019	$ 171,000

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

The following is a reconciliation of the number of shares used in the calculation of basic earnings (loss) per share and diluted earnings per share from continuing operations and net income (loss) per share for the three and six month periods ending September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net income from continuing operations	$3,455,694	$12,184,675	$3,800,592	$1,438,697
Adjustments to net income	—	(769,197)	—	(769,197)
Adjusted net income from continuing operations	3,455,694	11,415,478	3,800,592	669,500

Net income (loss)	$(10,850,459)	$12,184,675	$(11,383,949)	$1,438,697
Adjustments to net income (loss)		(769,197)		(769,197)
Adjusted net income (loss)	(10,850,459)	11,415,478	(11,383,989)	669,500

Weighted-average number of common shares outstanding	71,651,491	32,370,784	71,467,995	32,191,549

Incremental shares from the assumed exercise of dilutive securities:
Stock options	—	—	—	—
Convertible note	—	559,006	—	281,030
Dilutive warrants	1,067,857	1,943,789	1,078,764	2,019,340
	72,719,348	34,873,579	72,546,759	34,491,919

Income (loss) per common share:
Basic:
Continuing operations	$0.05	$0.38	$0.05	$0.04
Discontinued operations	(0.20)	—	(0.21)	—
	$(0.15)	$0.38	$(0.16)	$0.04
Diluted:
Continuing operations	$0.05	$0.33	$0.05	$0.02
Discontinued operations	(0.20)	—	(0.21)	—
	$(0.15)	$0.33	$(0.16)	$0.02

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assuming the conversion of the convertible notes occurred at the beginning of the quarter, or upon issuance if later, the adjustments to net income include the amortization of all debt discounts and deferred financing costs, offset by the addition of interest expense.

The following securities were not included in the computation of diluted net earnings per share as their effective would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Stock options	8,262,069	1,055,000	8,262,069	1,055,000
Warrants	66,670,869	30,904,314	66,670,869	29,341,814
	74,932,938	31,959,314	74,932,938	30,396,814

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $358,919 at September 30, 2013. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required.

Advertising and Promotional Costs

Advertising and promotional costs are expensed when incurred and totaled approximately $13,166 and $31,046 for the three month periods ended September 30, 2013 and 2012, respectively, and $30,509 and $54,018 for the six month periods ended September 30, 2013 and 2012, respectively.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on September 30, 2013 and March 31, 2013, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Accounting Standards Updates

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2013, as compared to the recent accounting pronouncements described in the Company's Audited 2013 Financial Statements that are of material significance, or have potential material significance to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation.

Note 3.

eDiets Acquisition and Sale of Meal Delivery Service

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

At completion, we believed the acquisition of eDiets could create a more scalable business and facilitate our strategic objective of becoming one of the top providers of ecommerce products and solutions. In addition, while there were no assurances, it was anticipated that the acquisition would allow us to expand our product offerings, realize potential synergies in marketing and media purchases, realize potential cost savings in administrative expenses and the costs associated with public company compliance, and take advantage of product cross-selling opportunities.

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

In connection with the Company’s decision to divest the dietary meal delivery component in September 2013, the Company determined that it would not be able to recover the carrying value of its investment in this component and therefore recorded a loss which is included in discontinued operations. See Note 4.

The accompanying condensed consolidated financial statements do not include any revenues or expenses related to the eDiets business on or prior to February 28, 2013, the closing date of the acquisition. The condensed consolidated statements of operations for the three month and six month periods ended September 30, 2013, include approximately $226,000 and $528,000 of revenues, respectively, and a net loss, inclusive of a loss from discontinued operations, of approximately $14,133,000 and $14,816,000, respectively, related to eDiets.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4.

Discontinued Operations

On October 11, 2013, the Company completed the sale to Chefs Diet National Co., LLC (“Chef’s Diet”), a subsidiary of Chef’s Diet Corp., of certain assets (the “Meal Delivery Assets”) relating to the eDiets meal delivery business pursuant to an Asset Purchase and Revenue Sharing Agreement (the “Agreement”) dated August 23, 1013 between eDiets and Chef’s Diet. The disposed assets consist primarily of a customer database of active and inactive eDiets customers. In addition, eDiets granted Chef’s Diet a perpetual royalty-free license to content and certain other intellectual property used in connection with the eDiets meal delivery business. While the Agreement was not finalized until October 11, 2013, the transaction met the criteria of held-for-sale accounting as of September 30, 2013 and has been presented in accordance with the provisions of ASC 205-20 Discontinued Operations for all periods presented.

The base purchase price of $1.1 million consisted of an initial cash payment of $200,000, of which $100,000 was collected prior to September 30, 2013, plus deferred cash payments totaling $900,000 payable as follows: (i) eight quarterly payments beginning January 1, 2014 in an amount equal to the greater of $56,250 or seven percent of adjusted gross revenue for the immediately preceding period, and (ii) eight quarterly payments beginning January 1, 2016 in an amount equal to the greater of $56,250 or five percent of adjusted gross revenue for the immediately preceding period. In addition, Chef’s Diet will make up to four quarterly bonus payments of up to $50,000 each if it meets certain customer acquisition and retention targets

The Company’s meal delivery operations were a component of our eDiets subsidiary which delivered fresh and frozen diet or wellness focused meals to our customers. Management believes this divestiture will allow the Company to streamline its operations and focus its limited recourses on ecommerce based platforms, which it believes is the future of the dietary and wellness industries.

In connection with the Agreement, the Company retained a perpetual, nonexclusive, worldwide, royalty free right and license to use the Meal Delivery Assets in its business provided that it shall not utilize such assets to promote any fresh, frozen or prepared meal program, as defined.

For the three month and six month periods ending September 30, 2013, the Company’s meal delivery component had operational losses of $775,000 and $1,653,000, respectively. As a result of this divestiture, the Company recognized a non-cash charge of $14,631,000, including a write down of goodwill of $9,300,000 and $5,331,000 in identifiable intangible assets, resulting from the Company’s determination that it would not be able to recover the carrying value of its investment in this component and that it would not be able to recover the carrying value of its finite-lived intangible assets in this component and therefore recorded the related loss in discontinued operations. As a result of this impairment, the Company carries no remaining goodwill. No tangible assets or liabilities were transferred in the divestiture of the meal delivery component.

The results of operations for the meal delivery component has been reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The following table summarizes the results of operations for the discontinued component:

	Three Months Ended September 30, 2013	Six Months Ended September 30, 2013
Net sales	$550,340	$1,952,271
Operating (loss)	(774,714)	(1,653,142)
Asset sale	1,100,000	1,100,000
Impairment charge related to goodwill and finite-lived intangibles	(14,631,439)	(14,631,439)
Income tax benefit (expense)	—	—
Loss from discontinued operations, net of taxes	$(14,306,153)	$(15,184,581)

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5.

Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	September 30, 2013	March 31, 2013

Prepaid license fees	$3,221	$23,550
Prepaid insurance	338,129	388,690
Prepaid investor relations fees	—	8,475
Prepaid talent fees	141,665	204,167
Prepaid professional fees	63,996	57,055
Prepaid medical and related insurance	—	46,011
Prepaid expenses – other	6,235	64,502
	$553,246	$792,450

Note 6.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2013	March 31, 2013

Accrued compensation	$81,444	$137,505
Accrued warranty	10,836	52,000
Accrued sales returns	—	156,838
Accrued professional fees	52,700	159,000
Accrued rents	2,887	2,874
Accrued severance	59,773	179,318
Accrued other	12,937	40,195
	$220,577	$727,730

Note 7.

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

The Company recognizes these warrants as liabilities at their fair value and remeasures them at fair value on each reporting date.

The assumptions used in connection with the valuation of warrants issued were as follows:

	September 30, 2013	March 31, 2013
Number of shares underlying the warrants	47,726,100	47,726,100
Exercise price	$0.595 - $0.80	$0.595 - $0.80
Volatility	179%	133%
Risk-free interest rate	0.33%-1.01%	0.36%-0.77%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	2.21 - 4.25	2.50 – 4.75
Stock price	$0.15	$0.35

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recurring Level 3 Activity and Reconciliation

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the six month period ended September 30, 2013, for all financial liabilities categorized as Level 3 as of September 30, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	March 31, 2013	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed to Equity	September 30, 2013
2011 Unit Offering	$8,531,735	$—	$(4,617,022)	$—	$3,914,713
2011 Unit Offering Placement Agent	1,073,855	—	(581,126)	—	482,729
2012 Bridge Warrant	231,691	—	(131,137)	—	100,554
2012 Bridge Warrant Placement Agent	46,338	—	(26,227)	—	20,111
2012 Unit Offering	1,268,686	—	(717,059)	—	551,627
2012 Unit Offering Placement Agent	432,735	—	(229,506)	—	203,229
2013 Merger related notes converted	104,266	—	(57,886)	—	46,380
	$11,689,306	$—	$(6,359,963)	$—	$5,329,343

	March 31, 2012	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed to Equity	September 30, 2012
2011 Bridge Warrant	$6,604,706	$—	$(966,334)	$(5,638,372)	$—
2011 Bridge Warrant Placement Agent	876,119	—	(128,184)	(747,935)	—
2011 Unit Offering	15,816,980	—	(3,042,278)	—	12,774,702
2011 Unit Offering Placement Agent	2,499,810	—	(476,723)	—	2,023,087
2012 Bridge Warrant	—	716,761	(58,264)	—	658,497
2012 Bridge Warrant Placement Agent	—	143,352	(11,653)	—	131,699
	$25,797,615	$860,113	$(4,683,436)	$(6,386,307)	$15,587,985

Number of Warrants Subject to Remeasurement

	Number of Warrants
	March 31,	Warrant		September 30,
	2013	Additions	Reductions	2013
2011 Unit Offering	33,277,842	—	—	33,277,842
2011 Unit Offering Placement Agent	4,726,892	—	—	4,726,892
2012 Bridge Warrant	1,137,735	—	—	1,137,735
2012 Bridge Warrant Placement Agent	227,546	—	—	227,546
2012 Unit Offering	6,300,213	—	—	6,300,213
2012 Unit Offering Placement Agent	1,561,544	—	—	1,561,544
2013 Merger related notes converted	494,328	—	—	494,328
	47,726,100	—	—	47,726,100

Note 8.

Related Party Transactions

Concurrent with the Company’s acquisition of eDiets on February 28, 2013, the Company issued 988,654 shares of common stock and warrants to purchase 494,328 shares of common stock in settlement of $600,000 of related eDiets party debt and $92,057 in related interest to an eDiets director and one former director. During the second quarter, the Company repaid $50,000 in principal to our director. At September 30, 2013, the Company had outstanding a $50,000 note payable to a director, which bears interest at 5% per annum and matured on June 30, 2013. The note continues to accrue interest at 5% per annum. For the period April 1, 2013 through September, 30, 2013, the Company recognized related party interest expense of $5,115 with related accrued interest of $3,854 at September 30, 2013.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9.

Notes Payable

In connection with the acquisition of eDiets on February 28, 2013, the Company assumed an aggregate of $463,672 of notes payable, consisting of (i) $100,000 owed to a former director of eDiets who is currently a director of the Company, which matured on June 30, 2013 (ii) $100,000 owed to a former director of eDiets, which matured on June 30, 2013 and (iii) $263,672 owed to a former landlord of eDiets, which is payable in equal monthly installments, the last of which matures on October 1, 2015. All notes are unsecured and the director and former director notes carry an interest rate of 5% per annum. The landlord note is interest free, absent default.

At September 30, 2013 and March 31, 2013, the Company had notes payable – current portion of $216,524 and $281,805, respectively. At September 30, 2013 and March 31, 2013, notes payable – current portion included $102,060 due to the former landlord and $100,000 due to the former director of eDiets. In addition, the balances include amounts due under insurance related notes payable. Annual interest rates on these notes range from 5% to 8.4%.

Notes payable non-current includes $101,987 and $153,107, due to a former landlord at September 30, 2013 and March 31, 2013, respectively, and $30,000 and $40,000 due through fiscal 2016, respectively, due under our asset purchase agreement with Seen On TV.

Note 10.

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

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Ronald C. Pruett Jr. to serve as our chief executive officer. The term of the agreement is for one year and will be automatically renewed for successive one-year periods unless a notice of non-renewal is given by either party or the agreement is otherwise terminated sooner in accordance with its provisions. Pursuant to the agreement, Mr. Pruett will receive an annual base salary of $275,000, together with an additional salary of $275,000 during the first year of his employment with us. Mr. Pruett’s base salary may be increased from time to time as determined by the compensation committee of the board of directors. In addition to his base salary, Mr. Pruett will be entitled to receive an annual cash bonus calculated by reference to our actual performance during the immediately preceding fiscal year measured against a revenue and adjusted EBITDA (earnings before income taxes, depreciation and amortization) target to be established by Mr. Pruett and the compensation committee and approved by the board of directors. As of November 18, 2013, Mr. Pruett and the compensation committee had yet to establish a revenue and adjusted EBITDA target for our fiscal year ending March 31, 2014. Mr. Pruett also received an option grant to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock. The First Option Grant vested on the grant date, May 6, 2013, and has a per share exercise price equal to $0.35, the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant has a per share exercise price equal to $0.70. The Second Option Grant vests in four equal tranches on May 6, 2013, May 1, 2014, November 1, 2014 and May 1, 2015. Provided that the agreement has not been terminated, on December 31, 2013, Mr. Pruett will become entitled to receive subsequent grants of stock and options, at the compensation committee’s option, with an aggregate value of at least $918,750, vesting in four equal tranches on the grant date, May 1, 2014, November 1, 2014 and May 1, 2015.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

If Mr. Pruett’s employment is terminated due to death, his estate will receive (i) six months’ base salary at his then current rate in a lump sum payment and (ii) one year of continued coverage under the Company’s employee benefit plans. If Mr. Pruett’s employment is terminated due to disability, he will receive (i) six months’ base salary at his then current rate, (ii) one year of continued coverage under the Company’s employee benefit plans and (iii) any earned but unpaid bonuses, provided that the Company may credit against such amounts any proceeds paid to Mr. Pruett with respect to any disability policy maintained for his benefit. If Mr. Pruett’s employment is terminated by the Company without cause or following a change in control or by Mr. Pruett for good reason or following a change in control, Mr. Pruett will receive (i) 12 months’ base salary at his then current rate, (ii) continued provision during such 12-month period of benefits under the Company’s employee benefit plans, (iii) immediate vesting of all granted but unvested stock options and (iv) a prorated payment of any bonus or other payments earned in connection with any bonus plan in which Mr. Pruett participated at the time of termination. The amount of each payment under (i) shall be reduced by one dollar for each three dollars otherwise payable, until the aggregate amount of all such reductions, together with the aggregate amount of bonus reductions described above, equals $275,000. Mr. Pruett will not be entitled to any compensation if his employment is terminated by the Company for cause or by Mr. Pruett in the absence of good reason.

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

During September 2012, eDiets entered into a one year lease for office space in Pompano Beach, Florida. The lease covered approximately 8,800 square feet at a monthly base rent of $9,800 per month. The Company did not renew this lease upon expiration and no longer occupies this facility.

The following is a schedule by year of future minimum rental payments required under our lease agreement on September 30, 2013:

Operating Lease
Year 1	$100,000
Year 2	17,000
Year 3	—
Year 4	—
Year 5	—
$117,000

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Base rent expense recognized by the Company, attributable to its headquarters facility and eDiets facility was approximately $54,000 and $107,000 for the three month and six month periods ending September 30, 2013, respectively, and $24,000 and $49,000 for the three month and six month periods ending September 30, 2012.

Registration Rights

Under the terms of a 2010 private placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company has a related accrued liability of $156,000 at both September 30, 2013 and March 31, 2013.

Note 11.

Stockholders’ Equity

Capital Stock

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock were issued or outstanding at September 30, 2013 and March 31, 2013, respectively.

Common Stock

At March 31, 2013 and 2012, we were authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share, respectively.

At September 30, 2013 and March 31, 2013, the Company had 71,741,250 and 71,282,066 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Share Issuances

Common Stock and Warrants

On July 19, 2013, the Company issued 142,500 shares of common stock to National Securities Corporation in consideration for consulting and advisory services provided by National Securities Corporation under an advisory services agreement dated August 14, 2012 in connection with the eDiets merger. The Company had expensed this in the fiscal year ended March 31, 2013. The $82,650 was recorded as an expense and additional paid-in capital as of March 31, 2013.

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
	6,500,000

The actual number of warrants to be granted under the agreement was subject to adjustment downward up to 50%, based upon certain performance goals being achieved relating to weight-loss. These provisions constitute a performance commitment within the meaning of ASC 505 — Equity. In accordance with ASC 505 — Equity, when equity instruments are issued to non-employees in exchange for the receipt of goods or services the equity instruments are measured at fair value at the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete. The agreement does not contain a sufficiently large disincentive for nonperformance as forfeiture of the equity instrument is the sole remedy in the event of nonperformance. Therefore, a final measurement date will not be established until performance is complete and ASC 505 — Equity requires the recognition of expense from the transaction be measured at the then-current lowest aggregate fair value at each reporting period with changes in those lowest aggregate fair values between the reporting periods recognized in earnings. The first of two performance goals was met during March 2013 reducing the potential adjustment downward to 25%. On May 15, 2013, the second performance goal was not achieved and warrants to purchase 1,625,000 shares of common stock exercisable at prices from $0.01 to $2.00 per share were forfeited.

The related campaign talent costs will be recorded in selling and marketing expenses over the performance period of 24 months. The assumptions used at the initial valuation date, November 19, 2012, and September 30, 2013, were as follows:

	Lowest Aggregate Fair Value
	Initial Valuation	September 30, 2013

Number of shares underlying warrants	3,250,000	4,875,000
Exercise prices	$0.01 - $2.00	$0.01 - $2.00
Volatility	174.0%	178.9%
Risk-free interest rate	0.33%	0.33%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	2.875	2.15

For the three month and six month periods ending September 30, 2013, the Company recognized marketing expense or expense (reduction) of approximately $(74,000) and $7,000, respectively, attributable to warrants issued and approximately $31,000 and $62,000, respectively, attributable to the $250,000 cash component paid.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of warrants outstanding at September 30, 2013, is as follows:

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
	67,795,869

———————

(A) All warrants reflect post anti-dilution and repricing provisions applied.

(B) Subject to potential further ant-dilution and repricing adjustment (See Note 7).

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

On August 1, 2013, the Company issued 500,000 stock options to Henrik Sandell to serve as the Company’s chief operating officer. The fair value of the options granted was estimated on the date of grant using the Black Scholes option pricing model using the assumptions established at that time. The following table includes the assumptions used in valuing this grant:

Number of shares underlying the options	500,000
Exercise price	$0.70
Volatility	159.03%
Risk-free interest rate	2.15%
Expected dividend yield	0.00%
Expected option life (years)	7

The grant provided that 125,000 options vested upon grant according, $22,250, the fair value of the vested component, was charged to stock based compensation immediately and is included in general and administrative expense.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mr. Sandell’s options vest under the following schedule:

Percent of Grant	Vesting Date

25%	August 1, 2013
25%	May 1, 2014
25%	November 1, 2014
25%	May 1, 2015

Stock based compensation for the three month and six month periods ending September 30, 2013 totaled $138,483 and $617,001. Stock based compensation for the three month and six month periods ending September 30, 2012 totaled $53,616 and $135,108, respectively. Stock based compensation for all periods presented are included in general and administration expenses, in the accompanying condensed consolidated statements of operations.

Information related to options granted under our option plans at September 30, 2013 and, 2012 and activity for each of the six months then ended is as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2013	5,933,708	(A)	$2.32	6.55	$44,475
Granted	3,550,000		0.66	—	—
Exercised	—		—	—	—
Forfeited	(1,221,639)		0.75	—	—
Expired	—		—	—	—
Outstanding at September 30, 2013	8,262,069		$1.47	7.61	$—
Exercisable at September 30, 2013	4,818,319		$2.69	6.34	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2012	1,025,000	$1.31	—	$—
Granted	30,000	0.87	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2012	1,055,000	$1.29	3.42	$—
Exercisable at September 30, 2012	880,000	$1.37	3.26	$—

———————

(A) Includes 2,816,208 eDiets acquisition adjusted replacement options.

The weighted average grant date fair value of unvested options at September 30, 2013, was approximately $1,439,731 and will be expensed over a weighted average period of 6.58 years.

As of September 30, 2013, there were 4,797,500 options available for further issuance under the Plans.

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

Note 12.

Segment Reporting

Commencing February 28, 2013, effective with the Company’s acquisition of eDiets, the Company organized its business into two operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers. The ASTV segment derives its revenues from the marketing and sale of consumer direct response products, including Internet and TV “live shop” venues. The eDiets segment is a subscription-based nationwide weight-loss oriented digital subscription service and, until our discontinuance of the meal delivery component in September 2013, provided dietary and wellness oriented meal delivery services. See Note 4. Management reviews financial information presented on an operating segment basis for the purpose of making certain operating decisions and assessing financial performance.

Corporate and other expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Corporate and other assets include cash and cash equivalents, prepaid expenses and deposits.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables reflect results of operations from our business segments for the three month and six month periods ending September 30, 2013:

	Three Months Ended September 30, 2013
	ASTV	eDiets	Corporate and other	Total
Revenues	$429,167	$266,461	$—	$695,628
Costs of revenues	293,436	31,049	—	324,485
Gross profit	135,731	235,412	—	371,143
Gross profit %	32%	88%	—	53%

Allocated operating expenses:
Selling and marketing expense	40,005	(54,682)	—	(14,677)
General and administrative expenses	767,384	51,389	522,253	1,341,026

Income (loss) from operations	(671,658)	238,705	(522,253)	(955,206)
Revaluation of warrants and interest	1,658	8,584	4,400,658	4,410,900
Loss from discontinued operations		(14,306,153)		(14,306,153)
Net income (loss) before taxes	$(670,000)	$(14,058,864)	$3,878,405	$(10,850,459)

	Six Months Ended September 30, 2013
	ASTV	eDiets	Corporate and other	Total
Revenues	$859,191	$528,295	$—	$1,387,486
Costs of revenues	726,928	31,049	—	757,977
Gross profit	132,263	497,246	—	629,509
Gross profit %	15%	94%	—	45%

Allocated operating expenses:
Selling and marketing expense	82,934	40,976	—	123,910
General and administrative expenses	1,764,466	100,820	1,209,638	3,074,924

Loss from operations	(1,715,137)	355,450	(1,209,638)	(2,569,325)
Revaluation of warrants and interest	2,001	6,092	6,361,824	6,369,917
Loss from discontinued operations		(15,184,581)		(15,184,581)
Net income (loss) before taxes	$(1,713,136)	$(14,823,039)	$5,152,186	$(11,383,989)

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

Overview

As Seen On TV, Inc. (“ASTV”, “we”, “our” or the “Company”) is a direct response marketing company and owner of AsSeenOnTV.com and eDiets.com. We identify, develop and market consumer products for global distribution via TV, Internet and retail channels. In February 2013 we acquired eDiets.com, Inc. (“eDiets”) and following this transaction our business is organized along two segments. The ASTV segment is a direct response marketing company that identifies and advises in the development and marketing of consumer products. The eDiets segment is a subscription-based nationwide weight-loss oriented digital subscription service.

Although the Company made the decision to divest its dietary meal component in September 2013, when considering the acquisition of eDiets, we believed that the combination could create a stronger, more scalable business and facilitate our strategic objective of becoming one of the top providers of ecommerce products and solutions

To more effectively facilitate the integration of the two companies, and in an effort to enhance our abilities to achieve the expected benefits of the acquisition of eDiets, in May 2013, Ronald C. Pruett Jr. joined our Company as chief executive officer.

Since the hiring of Mr. Pruett and the closing of the acquisition of eDiets, we have undertaken extensive internal changes which we believe, when completed, will enable us to operate as a combined organization, utilizing common information and communication systems, operating procedures, financial controls and human resources practices. Those changes include a significant reduction in personnel and an enhanced emphasis brought about in part through the divestiture of our meal delivery service in our second fiscal quarter allowing the Company to better focus our limited resources on the eDiets digital subscription-based plans. In addition, we have directed significant Company resources to develop and deploy our ecommerce platforms on behalf of third parties, which we believe may prove more profitable for the Company. Under this structure, we would not recognize total revenue with sales transactions but rather a negotiated percentage of each transaction. This approach, if successful, would eliminate many costs and the administrative burden of purchasing and carrying inventories, while capitalizing on our ecommerce platforms and distribution potential already owned by the Company.

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

Within our eDiets subsidiary we intend to significantly expand our existing digital subscription program, coupled with strong celebrity endorsements. We have already commenced executing under this program with our relationships with well-known celebrities. In furtherance of our shift to focus to ecommerce platforms and to reduce operating expenses, on October 11, 2013, the Company completed the sale to Chefs Diet National Co., LLC (“Chef’s Diet”), a subsidiary of Chef’s Diet Corp., of certain assets (the “Meal Delivery Assets”) relating to the eDiets meal delivery business pursuant to an Asset Purchase and Revenue Sharing Agreement (the “Agreement”) dated August 23, 1013 between eDiets and Chef’s Diet The disposed assets consist primarily of a customer database of active and inactive eDiets customers. In addition, eDiets granted Chef’s Diet a perpetual royalty-free license to content and certain other intellectual property used in connection with the eDiets meal delivery business. While the Agreement was not finalized until October 11, 2013, the transaction met the criteria of held-for-sale accounting as of September 30, 2013 and has been presented in accordance with the provisions of ASC 205-20 Discontinued Operations for all periods presented.

The base purchase price of $1.1 million consisted of an initial cash payment of $200,000, of which $100,000 was collected prior to September 30, 2013, plus deferred cash payments totaling $900,000 payable as follows: (i) eight quarterly payments beginning January 1, 2014 in an amount equal to the greater of $56,250 or seven percent of adjusted gross revenue for the immediately preceding period, and (ii) eight quarterly payments beginning January 1, 2016 in an amount equal to the greater of $56,250 or five percent of adjusted gross revenue for the immediately preceding period. In addition, Chef’s Diet will make up to four quarterly bonus payments of up to $50,000 each if it meets certain customer acquisition and retention targets. The elimination of our meal delivery program, while having a negative effect on revenues for the current period, has, and will continue to, significantly reduce operating expenses. As a result of this divestiture, the meal delivery component of our dietary programs has been recorded as a discontinued operation in our condensed consolidated financial statements.

In connection with the Agreement, the Company retained a perpetual, nonexclusive, worldwide, royalty free right and license to use the Meal Delivery Assets in its business provided that it shall not utilize such assets to promote any fresh, frozen or prepared meal program, as defined.

We face a number of challenges during fiscal 2014, including operating within the highly competitive online diet industry, effectively responding to ever changing consumer preferences and completing our eDiets integration. We must also raise additional funds to provide the resources necessary to continue in business and to realize the expected benefits of our initiatives. The continuation of the Company’s business is dependent upon raising additional financial support. In light of the Company’s results from operations, the Company intends to continue to evaluate various possibilities, including: (i) raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, (ii) selling one or more lines of business, or all or a portion of the Company’s assets, (iii) entering into a business combination, and (iv) aggressively restructuring existing operations, including reducing or eliminating less promising operations, liquidating assets, or significantly reducing or suspending our operations. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s shareholders or that result in the Company’s shareholders losing all of their investment in the Company. There can be no assurance that the Company will be successful in effecting any of the above possibilities. If the Company’s efforts in this regard are unsuccessful, the Company will be required to further reduce or suspend operations and/or seek relief through a filing under the U.S. Bankruptcy Code. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Going concern

We reported a net loss of $11,383,989 for the six month period ended September 30, 2013. At September 30, 2013, we had a working capital deficit of approximately $5.7 million, an accumulated deficit of approximately $25.0 million and cash used in operations for the six months ended September 30, 2013 of approximately $1,889,000. Based on our recurring losses from operations and negative cash flows from operations, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended March 31, 2013, contains an explanatory paragraph regarding our ability to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

Results of operations

The Company’s meal delivery operations were a component for our eDiets subsidiary which delivered fresh and frozen diet or wellness focused meals to our customers. Management believes the divestiture of this component, as described above, will allow the Company to streamline its operations and focus its limited recourses on ecommerce based platforms, which it believes is the future of the dietary and wellness industries.

For the three month and six month periods ending September 30, 2013, the Company’s meal delivery component had operational losses of $775,000 and $1,653,000, respectively. As a result of this divestiture, the Company recognized a non-cash charge of $14,631,000, including a write down of goodwill of $9,300,000 and $5,331,000 in identifiable intangible assets, resulting from the Company’s determination that it would not be able to recover the carrying value of its investment in this component and that it would not be able to recover the carrying value of its finite-lived intangible assets in this component and therefore recorded the related loss in discontinued operations. As a result of this impairment, the Company carries no remaining goodwill. No tangible assets or liabilities were transferred in the divestiture of the meal delivery component.

The results of operations for the meal delivery component has been reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The following table summarizes the results of operations for the discontinued component:

	Three Months Ended September 30, 2013	Six Months Ended September 30, 2013
Net sales	$550,340	$1,952,271
Operating (loss)	(774,714)	(1,653,142)
Asset sale	1,100,000	1,100,000
Impairment charge related to goodwill and finite-lived intangibles	(14,631,439)	(14,631,439)
Income tax benefit (expense)	—	—
Loss from discontinued operations, net of taxes	$(14,306,153)	$(15,184,581)

During the three and six month period ended September 30, 2012, we had only one reporting segment, ASTV. Following our acquisition of eDiets.com completed February 28, 2013 we began reporting our operations in two segments. The As Seen On TV (“ASTV”) segment is a direct response marketing company that identifies and advises in the development and marketing of consumer products. The eDiets segment is a subscription-based nationwide weight-loss oriented digital subscription service and, until our discontinuance of the meal delivery component in September 2013, provided dietary and wellness oriented meal delivery services. See Note 4.

The following tables provide a summary of our segment information for the three and six month period ended September 30, 2013:

	Three Months Ended September 30, 2013
	ASTV	eDiets	Corporate and other	Total
Revenues	$429,167	$226,461	$—	$695,628
Costs of revenues	293,436	31,049	—	324,485
Gross profit	135,731	235,412	—	371,143
Gross profit %	32%	88%	—	53%

Allocated operating expenses:
Selling and marketing expense	40,005	(54,682)	—	(14,677)
General and administrative expenses	767,384	51,389	522,253	1,341,026

Income (loss) from operations	(671,658)	238,705	(522,253)	(955,206)
Revaluation of warrants and interest	1,658	8,584	4,400,658	4,410,900
Loss from discontinued operations		(14,306,153)		(14,306,153)
Net income (loss) before taxes	$(670,000)	$(14,058,864)	$3,878,405	$(10,850,459)

	Six Months Ended September 30, 2013
	ASTV	eDiets	Corporate and other	Total
Revenues	$859,191	$528,295	$—	$1,387,486
Costs of revenues	726,928	31,049	—	757,977
Gross profit	132,263	497,246	—	629,509
Gross profit %	15%	94%	—	45%

Allocated operating expenses:
Selling and marketing expense	82,934	40,976	—	123,910
General and administrative expenses	1,764,466	100,820	1,209,638	3,074,924

Loss from operations	(1,715,137)	355,450	(1,209,638)	(2,569,325)
Revaluation of warrants and interest	2,001	6,092	6,361,824	6,369,917
Loss from discontinued operations		(15,184,581)		(15,184,581)
Net income (loss) before taxes	$(1,713,136)	$(14,823,039)	$5,152,186	$(11,383,989)

We measure the profit or loss of our segments or “segment operating income (loss).” We define segment operating income (loss) as income from operations before warrant revaluation income or loss, net interest expenses and income taxes and excludes unallocated corporate overhead. We have no intersegment revenues, profits or losses. The amounts under the caption, “Corporate and Other” in this table are unallocated corporate overhead items. Loss from discontinued operations reflects the losses from our meal delivery component and impairment of diet related intangibles including $5,331,000 in identifiable intangibles and $9,300,000 in related goodwill.

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

Product sales represent limited ASTV sales of various consumer direct response products. These sales declined during the quarter ended September 30, 2013 and six months ended September 30, 2013, compared to the prior year periods as the Company reduced expenditures on media spending to conserve cash during its restructuring resulting in reduced product sales revenue.

Commission and royalty fees, totaling $89,000 and $87,500 in the three month periods ended September 30, 2013 and 2012, respectively, primarily represent fees received by the Company under an agreement associated with our AsSeenOnTV.com url and partnership fees associated with products appearing on home shopping networks. Commission and royalty fees, totaling $259,000 and $87,500 in the six month periods ended September 30, 2013 and 2012, respectively, primarily represent fees received by the Company under an agreement associated with our AsSeenOnTV.com url and partnership fees associated with products appearing on home shopping networks. The royalty fees reflects minimum fees due the Company resulting from its acquisition of the AsSeenOnTV.com url, completed in June 2012. While there can be no assurance, it is hoped that these royalty fees will increase in the future as web-related revenues for those utilizing our website increase.

Infomercial production ceased during the six month period ended September 30, 2013. This reflected the Company’s decision to shift away from infomercial production to ecommerce driven sales of consumer products, including ecommerce dietary products which the Company believes has a higher earnings potential. The Company has no plans to develop infomercial production operations in the future.

eDiets segment

The Company intends to continue to focus its efforts on diet related programs with an emphasis on ecommerce platforms. As discussed above, on October 11, 2013, the Company completed the sale to Chef’s Diet of certain assets relating to the eDiets meal delivery component. The elimination of our meal delivery program, while having a negative effect on revenues for the current period, has, and will continue to, significantly reduce operating expenses. It will also enable us to dedicate our limited resources to developing our ecommerce platforms.

Cost of revenues

Overall, cost of revenues for the quarter ended September 30, 2013 represented 47% of revenues compared to 86% of revenues for the three month period ended September 30, 2012. This sharp decline between the periods is due in large part to a change in the overall product mix and strategy from tangible products inventoried, held and sold by the Company to an ecommerce based approach. Management of the Company plans to continue to expand this model in the future. Cost of revenues for the six month period ended September 30, 2013 was 55% of revenues compared to 99% of revenues for the six month period ended September 30, 2012. As with the quarterly figures, the Company believes that, while there can be no assurance, the shift in emphasis away from a traditional distribution of purchased inventory items to a more ecommerce based subscription or royalty based model will better utilize the Company’s limited resources, providing a higher return.

Costs associated with the ASTV segment product sales include the direct costs of purchasing the products marketed as well as fulfillment costs associated with the taking and shipment of orders, merchant discount fees, royalties, commissions and shipping and freight costs. The Company does not manufacture any products in-house and relies on third-party suppliers, located primarily outside of the United States, for its inventory. Accordingly, our cost of products acquired for sale could vary significantly if fuel and transportation costs were to increase in the future. Costs associated with the eDiets segment sales, following our divestiture of the meal delivery component, include credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue sharing or royalty costs related to license agreements with third party nutrition and fitness companies, Internet access fees, compensation for nutritional professionals and depreciation.

Operating expenses

Operating expenses, consisting of selling and marketing expenses and general and administrative expenses, increased approximately 17% and 30%, respectively, for the three and six month periods ended September 30, 2013 as compared to the three and six month periods of the prior year. These increases were roughly in proportion to the increase in related sales between the periods. As discussed above, on October 11, 2013, the Company completed the sale of the eDiets meal delivery business. The elimination of our meal delivery program, while having a negative effect on revenues, significantly reduces operating expenses. It will also enable us to dedicate our limited resources to developing our ecommerce platforms.

General and administrative expenses increased approximately $367,000 and $809,000 in the three month period and six month period ended September 30, 2013, respectively, over the prior year periods. A significant component of this increase, approximately $482,000 over the six month period, represents stock based compensation resulting primarily from a company-wide grant of 2,075,000 options in December 2012 and the May 2013 grant of 3,050,000 options to our new chief executive officer, Mr. Ronald C. Pruett, Jr., a portion of which vested upon grant. Administrative salaries also increased by approximately $317,000. While there can be no assurance, we anticipate general and administrative expenses to decline in future periods as the Company implements its cost reduction program, which includes among other components, the reduction in administrative staff and related expenses.

Other (income) expenses

Other (income) expense primarily consists of the non-cash income or expense recognized on the periodic revaluation of the fair value of financing related warrants outstanding at the end of each period that, based on their provisions, are carried as liabilities on the Company’s records. For the three month period ended September 30, 2013, we reported warrant revaluation income of approximately $4,399,000 and approximately $14,012,000 in the three month period ended September 30, 2012. For the six month periods ended September 30, 2013 and 2012, we reported warrant revaluation income of $6,360,000 and $4,683,000, respectively. These periodic revaluations have, and most likely will continue to, result in significant, non-cash income or expense being recognized at the end of any given period depending on fluctuations in the market value of our stock on each remeasurement date. Investors should not place undue emphasis on our other income resulting from our revaluation of warrants outstanding when evaluating our actual operating performance.

Liquidity and capital resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash to operate the business. At September 30, 2013, we had a working capital deficit of approximately $5.7 million as compared to a working capital deficit of approximately $9.6 million at March 31, 2013. At September 30, 2013, our current assets decreased 69% and our current liabilities decreased 52%, respectively, from March 31, 2013. The sharp decrease in current liabilities was due to a sharp decline in the Company’s warrant liabilities, decreasing from $11,689,306 to $5,329,343 between the periods. This decline was attributable to a significant drop in the market price of our common stock, used in determining the fair value of the liability at the respective balance sheet dates. Principal changes in current assets at September 30, 2013 compared to March 31, 2013 include a decline in cash from approximately $2,013,000 to $340,000 attributable primarily to operational losses during the period.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. As of September 30, 2013, we had approximately $340,000 in cash and cash equivalents. We have sustained substantial operational losses since our inception, and such operational losses have continued through September 30, 2013. We have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes. The Company cannot predict how long it will continue to incur losses or whether it will ever become profitable. These factors raise substantial doubt as to our ability to continue as a going concern. We have undertaken, and will continue to implement, various measures to address our financial condition, including:

•

Significantly curtailing costs and consolidated operations, where feasible.

•

Continuing to seek debt, equity and other forms of financing, including funding through strategic partnerships.

•

Reducing operations to conserve cash.

•

Deferring certain marketing activities.

•

Investigating and pursuing transactions with third parties, including strategic transaction and relationships.

If the company’s efforts in this regard are unsuccessful, the Company will be required to further reduce or suspend operations and/or seek relief through a filing under the U.S. Bankruptcy Code. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash used in operating activities for the six month period ended September 30, 2013 was approximately $1,889,000. This use of cash was due in large part to our operational losses and decreases in the balance in accounts payable offset by a decrease in trade accounts receivable and inventory levels. The decline in accounts receivable and inventory levels primarily resulted from the wind-down of the Company’s heater sales program which is a seasonal product.

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

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Ronald C. Pruett Jr. to serve as our chief executive officer. The term of the agreement is for one year and will be automatically renewed for successive one-year periods unless a notice of non-renewal is given by either party or the agreement is otherwise terminated sooner in accordance with its provisions. Pursuant to the agreement, Mr. Pruett will receive an annual base salary of $275,000, together with an additional salary of $275,000 during the first year of his employment with us. Mr. Pruett’s base salary may be increased from time to time as determined by the compensation committee of the board of directors. In addition to his base salary, Mr. Pruett will be entitled to receive an annual cash bonus calculated by reference to our actual performance during the immediately preceding fiscal year measured against a revenue and adjusted EBITDA (earnings before income taxes, depreciation and amortization) target to be established by Mr. Pruett and the compensation committee and approved by the board of directors. As of November 18, 2013, Mr. Pruett and the compensation committee had yet to establish a revenue and adjusted EBITDA target for our fiscal year ending March 31, 2014. Mr. Pruett also received an option grant to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock. The First Option Grant vested on the grant date, May 6, 2013, and has a per share exercise price equal to $0.35, the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant has a per share exercise price equal to $0.70. The Second Option Grant vests in four equal tranches on May 6, 2013, May 1, 2014, November 1, 2014 and May 1, 2015. Provided that the agreement has not been terminated, on December 31, 2013, Mr. Pruett will become entitled to receive subsequent grants of stock and options, at the compensation committee’s option, with an aggregate value of at least $918,750, vesting in four equal tranches on the grant date, May 1, 2014, November 1, 2014 and May 1, 2015.

If Mr. Pruett’s employment is terminated due to death, his estate will receive (i) six months’ base salary at his then current rate in a lump sum payment and (ii) one year of continued coverage under the Company’s employee benefit plans. If Mr. Pruett’s employment is terminated due to disability, he will receive (i) six months’ base salary at his then current rate, (ii) one year of continued coverage under the Company’s employee benefit plans and (iii) any earned but unpaid bonuses, provided that the Company may credit against such amounts any proceeds paid to Mr. Pruett with respect to any disability policy maintained for his benefit. If Mr. Pruett’s employment is terminated by the Company without cause or following a change in control or by Mr. Pruett for good reason or following a change in control, Mr. Pruett will receive (i) 12 months’ base salary at his then current rate, (ii) continued provision during such 12-month period of benefits under the Company’s employee benefit plans, (iii) immediate vesting of all granted but unvested stock options and (iv) a prorated payment of any bonus or other payments earned in connection with any bonus plan in which Mr. Pruett participated at the time of termination. The amount of each payment under (i) shall be reduced by one dollar for each three dollars otherwise payable, until the aggregate amount of all such reductions, together with the aggregate amount of bonus reductions described above, equals $275,000. Mr. Pruett will not be entitled to any compensation if his employment is terminated by the Company for cause or by Mr. Pruett in the absence of good reason

On June 13, 2013, TV Goods, Inc. (“TV Goods”), the Company’s wholly owned subsidiary, entered into a termination agreement (the “Termination Agreement”) with Presser Direct, LLC (“Presser Direct”) under which it terminated a Purchasing and Marketing Agreement (the “P & M Agreement”) between TV Goods and Presser Direct dated March 7, 2012, relating to the manufacture, marketing, sale and distribution of the SeasonAire heater and related product lines. Under the Termination Agreement, TV Goods agreed to pay approximately $309,000 related to previously purchased inventory and approximately $146,000 attributable to royalty payments under the P & M Agreement, of which $65,000 was to be held in escrow pending delivery of replacements for damaged or defective SeasonAire heaters and related products previously sold by TV Goods. TV Goods also agreed to transfer title to certain assets relating to the products, including infomercials and intellectual property, to Presser Direct. Presser Direct agreed to pay TV Goods $50,000 for existing SeasonAire inventory, to assume obligations to make all royalty payments relating to SeasonAire sales after July 31, 2013 and to assume all liabilities relating to the SeasonAire products after June 13, 2013, except for certain warranty obligations relating to SeasonAire products sold prior to that date. TV Goods and Presser Direct released each other from all obligations under the P & M Agreement, so that the only surviving obligations were those arising under the Termination Agreement.

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

In September 2012 eDiets entered into a one year lease for office space in Pompano Beach, Florida. The lease covers approximately 8,800 square feet at a monthly base rent of $9,800 per month. The Company did not renew this lease upon expiration and no longer occupies this facility.

The following is a schedule by year of future minimum rental payments required under our lease agreement on September 30, 2013:

Operating Lease
Year 1	$100,000
Year 2	17,000
Year 3	—
Year 4	—
Year 5	—
$117,000

Base rent expense recognized by the Company, attributable to its headquarters facility and eDiets facility, was approximately $53,742 and $107,484 for the three month and six month periods ended September 30, 2013, respectively, and $24,342 and $48,684 for the three month and six month periods ending September 30, 2012.

Other Commitments

Under the terms of a 2010 private placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at both September 30, 2013 and 2012.

Critical accounting policies

There have been no changes to our critical accounting policies in the six months ended September 30, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our audit committee. Those policies are discussed under “Critical accounting policies and estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended March 31, 2013, as filed with the SEC with our Annual Report on Form 10-K filed with the SEC on June 28, 2013.

Accounting Standards Updates

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2013, as compared to the recent accounting pronouncements described in the Company's Audited 2013 Financial Statements that are of material significance, or have potential material significance to the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our chief executive officer and chief financial officer who serve as our principal executive officer and principal financial and accounting officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2013, our disclosure controls and procedures were effective such that the information relating to our Company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we sold shares of our common stock without registration under the Securities Act of 1933, as amended, as disclosed below. The shares were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act. Certificates representing the shares contain legends restricting their transferability absent registration or applicable exemption.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 6.

EXHIBITS

Exhibit Number		Description
10.1		Asset Purchase and Revenue Sharing Agreement dated August 23, 2013 (previously filed on Form 8-K Current Report with the SEC on August 26, 2013)
31.1		Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1		Certification Pursuant to Section 1350 (Provided herewith)
32.2		Certification Pursuant to Section 1350 (Provided herewith)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 19, 2013

As Seen On TV, Inc.

/s/ RONALD C. PRUETT, JR.
Ronald C. Pruett, Jr.
Chief Executive Officer (Principal Executive Officer)

/s/ DENNIS W. HEALEY
Dennis W. Healey
Chief Financial Officer
(Principal Financial Officer)