Form 10-Q
period 2013-12-31
As Seen On TV, Inc.
filed 2014-02-12
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2013
Or

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

(727) 451-9510

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of February 11, 2014
Common Stock, $0.0001 Par Value Per Share			71,741,250

As Seen On TV, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,658	$2,352,730
Accounts receivable, net	288,765	2,559,332
Advances on inventory purchases	—	67,455
Inventories	86,123	788,727
Note receivable on asset sale – current	225,000	—
Prepaid expenses and other current assets	450,477	792,450
Total current assets	1,240,023	6,560,694

Restricted cash – non current	82,811	450,000
Certificate of deposit – non current	—	50,489
Note receivable on asset sale – non current	675,000	—
Property and equipment, net	50,619	144,801
Goodwill	—	9,300,000
Intangible assets, net	4,468,622	10,567,655
Deposits	2,185	17,504
Total assets	$6,519,260	$27,091,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$421,127	$1,366,426
Deferred revenue	77,559	173,750
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	291,865	727,730
Note payable – related party	—	100,000
Accrued interest – related party	2,380	425
Notes payable – current portion	383,138	281,805
Warrant liability	1,864,962	11,689,306
Current liabilities of discontinued operations	918,125	1,673,368
Total current liabilities	4,115,156	16,168,810

Notes payable – non current	106,472	193,107

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 shares authorized and 71,741,250 and 71,282,066 issued and outstanding at December 31, 2013 and March 31, 2013, respectively.	7,174	7,128
Additional paid-in capital	24,982,640	24,293,947
Accumulated deficit	(22,692,182)	(13,571,849)
Total shareholders' equity	2,297,632	10,729,226

Total liabilities and shareholders' equity	$6,519,260	$27,091,143

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Revenues	$502,507	$5,834,246	$1,889,993	$6,872,201
Cost of revenues	457,203	2,787,711	1,215,181	3,821,018
Gross profit	45,304	3,046,535	674,812	3,051,183

Operating expenses:
Selling and marketing expenses	(57,928)	2,334,379	65,982	2,534,239
General and administrative expenses	1,215,394	1,618,976	4,290,318	3,884,910
Loss from operations	(1,112,162)	(906,820)	(3,681,488)	(3,367,966)

Other (income) expense:
Warrant revaluation	(3,464,381)	13,473,948	(9,824,344)	8,790,512
Other (income) expense	(99)	(36,450)	(21,710)	(40,084)
Interest expense	5,165	799,272	11,705	1,586,499
Interest expense - related party	1,183	—	6,298	—
	(3,458,132)	14,236,770	(9,828,051)	10,336,927

Income (loss) from continuing operations before income taxes	2,345,970	(15,143,590)	6,146,563	(13,704,893)

Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	2,345,970	(15,143,590)	6,146,563	(13,704,893)

Loss from discontinued operations, net of income taxes	(82,315)	—	(15,266,896)	—

Net income (loss)	$2,263,655	$(15,143,590)	$(9,120,333)	$(13,704,893)

Income (loss) from per common share:
Basic
Continuing operations	$0.03	$(0.38)	$0.09	$(0.39)
Discontinued operations	$0.00	$0.00	$(0.21)	$0.00
Income (loss) per share	$0.03	$(0.38)	$(0.13)	$(0.39)
Diluted
Continuing operations	$0.03	$(0.38)	$0.08	$(0.39)
Discontinued operations	$0.00	$0.00	$(0.21)	$0.00
Income (loss) per share	$0.03	$(0.38)	$(0.13)	$(0.39)

Weighted average shares:
Basic	71,741,250	39,806,991	71,559,411	34,739,260
Diluted	72,763,977	39,806,991	72,619,496	34,739,260

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD APRIL 1, 2013 THROUGH DECEMBER 31, 2013
(UNAUDITED)

	Common Share, $.0001 Par Value Per Share		Additional
	Shares		Paid-In	Accumulated
	Issued	Amount	Capital	Deficit	Total

Balance April 1, 2013	71,282,066	$7,128	$24,293,947	$(13,571,849)	$10,729,226

Rounding shares on eDiets transaction	416	—	—	—	—

Stock based compensation – options	—	—	802,868	—	802,868

Warrants issued for services	—	—	(114,129)	—	(114,129)

Shares issued under consulting agreement	142,500	14	(14)	—	—

Shares issued under repricing agreement	316,268	32	(32)	—	—

Net loss	—	—	—	(9,120,333)	(9,120,333)

Balance December 31, 2013	71,741,250	$7,174	$24,982,640	$(22,692,182)	$2,297,632

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(9,120,333)	$(13,704,893)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	918,147	38,190
Impairment related to divestiture of meal delivery component	14,631,439	—
Meal delivery component asset sale	(1,100,000)	—
Amortization of discount on convertible debt	—	1,249,793
Amortization of deferred financing costs	—	305,492
Loss on disposal of property and equipment	33,060	—
Warrants issued for services	(114,129)	134,367
Share-based compensation	802,868	309,675
Shares issued for consulting services	—	292,496
Change in fair value of warrants	(9,824,344)	8,790,512
Accrued interest – convertible note	—	28,133
Inventory write-off	238,399	231,750
Changes in operating assets and liabilities:
Accounts receivable	2,270,567	(1,379,105)
Advances on inventory purchases	67,455	(31,620)
Inventories, net	464,205	(1,114,886)
Prepaid expenses and other current assets	357,634	(441,279)
Increase (decrease) in deposits	15,319	(2,185)
Accounts payable, including liabilities related to discontinued operations	(1,700,542)	638,754
Deferred revenue	(96,191)	(27,750)
Accrued interest expense – related party	1,955	—
Accrued expenses and other current liabilities	(435,867)	174,093
Net cash used in operating activities	(2,590,358)	(4,508,463)

Cash flows from investing activities:
Decrease in restricted cash	367,189	—
Decrease in note receivable	—	(2,000,000)
Certificate of deposit – non current	50,489	(382)
Proceeds from collections of notes receivable	200,000	—
Purchase of intangible assets	(98,956)	(1,565,525)
Purchase of property, plant and equipment	(6,134)	(3,627)
Net cash provided by (used in) investing activities	512,588	(3,569,534)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	1,275,000
Costs associated with convertible debt	—	(162,060)
Proceeds of note payable	150,000	159,812
Repayment of notes payable	(135,302)	(117,462)
Repayment of note payable – related party	(100,000)	—
Proceeds from private placements of common stock	—	7,287,200
Costs associated with private placement of common stock	—	(885,611)
Net cash provided by (used in) financing activities	(85,302)	7,556,879

Net cash increase (decrease) in cash and cash equivalents	(2,163,072)	(521,118)
Cash and cash equivalents - beginning of period	2,352,730	4,683,186
Cash and cash equivalents - end of period	$189,658	$4,162,068

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2013	2012
Supplemental disclosures of cash flow information:
Interest paid in cash	$3,178	$1,219
Taxes paid in cash	$—	$—
Non Cash Investment and Financing Activities
Common shares issued on acquisition deposit	$—	$257,500
Warrants issued with debt	$—	$860,112
Beneficial conversion feature on note payable	$—	$533,032
Warrants issued for asset acquisition	$—	$241,880
Liability recorded for asset acquisition	$—	$50,000
Insurance premiums financed through note payable	$42,823	$155,162
Common shares issued in conversion of notes payable	$—	$1,303,133
Reclassification of warrant liabilities to equity	$—	$6,386,307
Warrants issued in Unit Offering	$—	$5,170,768
Shares issued under repricing agreement	$—	$574
Shares issued to placement agent in Unit Offering	$—	$10

The statement above for the nine month period ending December 31, 2013 combines the cash flows from discontinued operations with the cash flows from continuing operations.  See Note 4 for further discussion of discontinued operations.

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

Under the terms of an agreement dated November 20, 2013, Tru Hair, Inc., a wholly owned subsidiary of the Company, licensed certain trademarks to a third party in exchange for a cash payment of $25,000 and an undertaking by the third party to use reasonable best efforts to market, distribute and sell certain inventory held by Tru Hair, Inc.

eDiets

eDiets develops and markets Internet-based diet and fitness programs, primarily through the url eDiets.com. eDiets also offered through September 2013, a subscription-based nationwide weight-loss oriented meal delivery service. Digital diet plans are personalized according to an individual’s weight goals, food and cooking preferences, and include the related shopping lists and recipes.

Liquidity and Going Concern

At December 31, 2013, we had a cash balance of approximately $190,000, a working capital deficit of approximately $2.9 million and an accumulated deficit of approximately $22.7 million. We have experienced losses from operations since our inception, and we have relied on a series of private placements and convertible debentures to fund our operations. The Company cannot predict how long it will continue to incur losses or whether it will ever become profitable.

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

Basis of Presentation

The condensed consolidated financial statements as of December 31, 2013 and for the three month and nine month periods ended December 31, 2013 and 2012 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2013, and the results of operations for the three month and nine month periods ended December 31, 2013 and 2012, the statement of shareholders' equity for the nine months ended December 31, 2013 and the statement of cash flows for the nine month periods ended December 31, 2013 and 2012. The results for the nine months ended December 31, 2013 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of March 31, 2013 has been derived from audited financial statements for the fiscal year ended March 31, 2013. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and the footnotes thereto for the fiscal year ended March 31, 2013 as filed with the Securities and Exchange Commission with our Form 10-K on June 28, 2013 (the "Audited 2013 Financial Statements"). The audit report of EisnerAmper LLP, the Company’s independent registered public accounting firm, dated June 28, 2013, included an explanatory paragraph about the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Sales Returns: In the direct response industry, purchased items are generally returnable for a certain period after purchase. We attempt to estimate returns and provide an allowance for sales returns where applicable. Our estimates are based on historical experience and knowledge of the products sold. The allowance for estimated sales returns totaled $0 and approximately $209,000 at December 31, 2013 and March 31, 2013, respectively.

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

The following provides a roll-forward of the Company’s goodwill:

Balance as of March 31, 2013	$9,300,000)
Impairment	(9,300,000)
Balance as of December 31, 2013	$—

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

Restricted Cash

Restricted cash represents funds held by eDiets credit card processors.

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

We recognized deferred revenue for our dietary meal delivery program as payment is made in advance of the actual meal delivery. We also recognize deferred revenue related to our online dietary subscription services as payments are made in advance of the full subscription period. As of December 31, 2013 and March 31, 2013, we had recognized deferred revenue of approximately $78,000 and $174,000, respectively.

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

Receivables

Accounts receivable consists of amounts due from the sale of our direct response, home shopping related products and dietary programs. Our allowance for doubtful accounts at December 31, 2013 and March 31, 2013, totaled $0 and $152,000, respectively. The allowances are estimated based on historical customer experience and industry knowledge.

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

Property and equipment, net consists of the following:

Property and equipment	Estimated Useful Lives	December 31, 2013	March 31, 2013
Computers and software	3 Years	$61,892	$120,041
Office equipment and furniture	5-7 Years	67,693	94,248
Leasehold improvements	1-3 Years	62,610	62,610
		192,195	276,899
Less: accumulated depreciation and amortization		(141,576)	(132,098)
		$50,619	$144,801

Depreciation and amortization expense totaled approximately $9,000 and $52,000 for the three and nine month periods ended December 31, 2013, respectively, and $13,000 and $38,000 for the three and nine month periods ending December 31, 2012.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

Intangible assets consisted of the following at December 31, 2013 and March 31, 2013:

	March 31, 2013	Amortization Expense for the Nine Months Ended December 31, 2013		Impairment	Additions	December 31, 2013	Estimated Useful Life
Customer relationships	$6,000,000	$		$(5,000,000)	$—	$1,000,000	5 years
URL’s	1,000,000			(660,000)	98,956	438,956	5 years
Trademarks	859,439			(588,439)	—	271,000	5 years
AsSeenOnTV.com	2,839,216				—	2,839,216	Indefinite
	10,698,655			(6,248,439)	98,956	4,549,172
Accumulated amortization	(131,000)		(866,500)	917,000	—	(80,550)
	$10,567,655		$(866,500)	$(5,331,439)	$98,956	$4,468,622

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

The straight-line method is being used to amortize the Company’s finite lived intangible assets over their respective lives. Related amortization expense recognized was approximately $81,000 and $867,000 for the three and nine month periods ended December 31, 2013, respectively. Amortization expense for the next five succeeding fiscal years is estimated as follows:

March 31,
2014 remaining three months	$ 90,000
2015	$ 342,000
2016	$ 342,000
2017	$ 342,000
2018	$ 342,000
2019	$ 171,000

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

The following securities were not included in the computation of diluted net earnings per share as their effective would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Stock options	7,992,963	1,606,359	7,992,963	1,231,136
Warrants	64,833,369	64,172,176	64,833,369	58,978,667
	72,826,332	65,778,535	72,826,332	60,209,803

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to $288,765 at December 31, 2013. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required.

Advertising and Promotional Costs

Advertising and promotional costs are expensed when incurred and totaled approximately $4,000 and $16,000 for the three month periods ended December 31, 2013 and 2012, respectively, and approximately $34,000 and $70,000 for the nine month periods ended December 31, 2013 and 2012, respectively.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on December 31, 2013 and March 31, 2013, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Standards Updates

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2013, as compared to the recent accounting pronouncements described in the Company's Audited 2013 Financial Statements that are of material significance, or have potential material significance to the Company.

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

The accompanying condensed consolidated financial statements do not include any revenues or expenses related to the eDiets business on or prior to February 28, 2013, the closing date of the acquisition. The condensed consolidated statements of operations for the three month and nine month periods ended December 31, 2013 include a loss from discontinued operations of approximately $82,000 and $15,267,000, respectively, related to eDiets.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.

Discontinued Operations

On October 11, 2013, the Company completed the sale to Chefs Diet National Co., LLC (“Chef’s Diet”), a subsidiary of Chef’s Diet Corp., of certain assets (the “Meal Delivery Assets”) relating to the eDiets meal delivery business pursuant to an Asset Purchase and Revenue Sharing Agreement (the “Agreement”) dated August 23, 2013 between eDiets and Chef’s Diet. The disposed assets consist primarily of a customer database of active and inactive eDiets customers. In addition, eDiets granted Chef’s Diet a perpetual royalty-free license to content and certain other intellectual property used in connection with the eDiets meal delivery business. While the transaction was not completed until October 11, 2013, the transaction met the criteria of held-for-sale accounting as of September 30, 2013 and has been presented in accordance with the provisions of ASC 205-20 Discontinued Operations for all periods presented.

The base sales price of $1.1 million consisted of an initial cash payment of $200,000, of which $100,000 was collected prior to September 30, 2013, with the additional $100,000 collected during the three months ended December 31, 2013, plus deferred cash payments totaling $900,000 payable as follows: (i) eight quarterly payments beginning January 1, 2014 in an amount equal to the greater of $56,250 or seven percent of adjusted gross revenue for the immediately preceding period, and (ii) eight quarterly payments beginning January 1, 2016 in an amount equal to the greater of $56,250 or five percent of adjusted gross revenue for the immediately preceding period. In addition, Chef’s Diet will make up to four quarterly bonus payments of up to $50,000 each if it meets certain customer acquisition and retention targets.

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

For the three month and nine month periods ending December 31, 2013, the Company’s meal delivery component had operational losses of $82,000 and $1,735,000, respectively. As a result of this divestiture, the Company recognized a non-cash charge of $14,631,000, including a write down of goodwill of $9,300,000 and $5,331,000 in identifiable intangible assets, resulting from the Company’s determination that it would not be able to recover the carrying value of its investment in this component and that it would not be able to recover the carrying value of its finite-lived intangible assets in this component and therefore recorded the related loss in discontinued operations. As a result of this impairment, the Company carries no remaining goodwill. No tangible assets or liabilities were transferred in the divestiture of the meal delivery component.

The results of operations for the meal delivery component has been reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The following table summarizes the results of operations for the discontinued component:

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013
Net sales	$23,692	$1,975,673
Operating (loss)	(82,315)	(1,735,457)
Asset sale	—	1,100,000
Impairment charge related to goodwill and finite-lived intangibles	—	(14,631,439)
Income tax benefit (expense)	—	—
Loss from discontinued operations, net of taxes	$(82,315)	$(15,266,896)

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.

Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	December 31, 2013	March 31, 2013

Prepaid license fees	$27,528	$23,550
Prepaid insurance	312,244	388,690
Prepaid investor relations fees	—	8,475
Prepaid talent fees	110,414	204,167
Prepaid professional fees	—	57,055
Prepaid medical and related insurance	—	46,011
Prepaid expenses – other	291	64,502
	$450,477	$792,450

Note 6.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2013	March 31, 2013

Accrued compensation	$132,333	$137,505
Accrued warranty	10,836	52,000
Accrued sales returns	—	156,838
Accrued professional fees	69,500	159,000
Accrued rents	2,651	2,874
Accrued severance	59,773	179,318
Accrued other	16,772	40,195
	$291,865	$727,730

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

The Company recognizes these warrants as liabilities at their fair value and remeasures them at fair value on each reporting date.

The assumptions used in connection with the valuation of warrants issued were as follows:

	December 31, 2013	March 31, 2013
Number of shares underlying the warrants	47,726,100	47,726,100
Exercise price	$0.595 - $0.80	$0.595 - $0.80
Volatility	150%	133%
Risk-free interest rate	0.38%-1.27%	0.36%-0.77%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	1.96 - 4.00	2.50 – 4.75
Stock price	$0.08	$0.35

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Level 3 Activity and Reconciliation

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the nine month period ended December 31, 2013, for all financial liabilities categorized as Level 3 as of December 31, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	March 31, 2013	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed to Equity	December 31, 2013
2011 Unit Offering	$8,531,735	$—	$(7,111,367)	$—	$1,420,368
2011 Unit Offering Placement Agent	1,073,855	—	(895,079)	—	178,776
2012 Bridge Warrant	231,691	—	(206,020)	—	25,671
2012 Bridge Warrant Placement Agent	46,338	—	(41,204)	—	5,134
2012 Unit Offering	1,268,686	—	(1,129,571)	—	139,115
2012 Unit Offering Placement Agent	432,735	—	(349,568)	—	83,167
2013 Merger related notes converted	104,266	—	(91,535)	—	12,731
	$11,689,306	$—	$(9,824,344)	$—	$1,864,962

	March 31, 2012	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed to Equity	December 31, 2012
2011 Bridge Warrant	$6,604,706	$—	$(966,334)	$(5,638,372)	$—
2011 Bridge Warrant Placement Agent	876,119	—	(128,184)	(747,935)	—
2011 Unit Offering	15,816,980	—	8,819,955	—	24,636,935
2011 Unit Offering Placement Agent	2,499,810	—	601,142	—	3,100,952
2012 Bridge Warrant	—	716,760	62,430	—	779,190
2012 Bridge Warrant Placement Agent	—	143,352	12,485	—	155,837
2012 Unit Offering	—	4,075,834	296,021		4,371,855
2012 Unit Offering Placement Agent	—	1,094,936	92,997		1,187,933
	$25,797,615	$6,030,882	$8,790,512	$(6,386,307)	$34,232,702

Number of Warrants Subject to Remeasurement

	Number of Warrants
	March 31,	Warrant		December 31,
	2013	Additions	Reductions	2013
2011 Unit Offering	33,277,842	—	—	33,277,842
2011 Unit Offering Placement Agent	4,726,892	—	—	4,726,892
2012 Bridge Warrant	1,137,735	—	—	1,137,735
2012 Bridge Warrant Placement Agent	227,546	—	—	227,546
2012 Unit Offering	6,300,213	—	—	6,300,213
2012 Unit Offering Placement Agent	1,561,544	—	—	1,561,544
2013 Merger related notes converted	494,328	—	—	494,328
	47,726,100	—	—	47,726,100

Note 8.

Related Party Transactions

Concurrent with the Company’s acquisition of eDiets on February 28, 2013, the Company issued 988,654 shares of common stock and warrants to purchase 494,328 shares of common stock in settlement of $600,000 of related eDiets party debt and $92,057 in related interest to an eDiets director and one former director. In addition, during the second quarter, the Company repaid $50,000 in principal to our director, and the remaining $50,000 was repaid with related interest in the third quarter.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the period April 1, 2013 through December, 31, 2013, the Company recognized related party interest expense of $6,298 with related accrued interest of $2,380 at December 31, 2013.

On December 23, 2013, the Company entered into a Note Purchase Agreement with Infusion Brands International, Inc. The Note Purchase Agreement was executed in connection with a possible merger between Infusion Brands and the Company. This agreement provided for a series of notes totaling up to $500,000 through April 15, 2014. As of December 31, 2013, the Company had borrowed $150,000 under this agreement. The notes bear interest at 12% per annum and, if no merger between the parties is completed, mature on June 30, 2014. At December 31, 2013, the Company had accrued $400 of related party interest under the initial note.

Note 9.

Notes Payable

In connection with the acquisition of eDiets on February 28, 2013, the Company assumed an aggregate of $463,672 of notes payable, consisting of (i) $100,000 owed to a former director of eDiets who is currently a director of the Company, which matured on June 30, 2013 (ii) $100,000 owed to a former director of eDiets, which matured on June 30, 2013, but has not been repaid and (iii) $263,672 owed to a former landlord of eDiets, which is payable in equal monthly installments, the last of which matures on October 1, 2015. All notes are unsecured and the director and former director notes carry an interest rate of 5% per annum. The landlord note is interest free, absent default.

At December 31, 2013 and March 31, 2013, the Company had notes payable – current portion of $383,138 and $281,805, respectively. At December 31, 2013 and March 31, 2013, notes payable – current portion included $102,060 due to the former landlord and $100,000 due to the former director of eDiets. In addition, the balances include amounts due under insurance related notes payable. Annual interest rates on these notes range from 5% to 8.4%.

Notes payable non-current includes $76,472 and $153,107, due to a former landlord at December 31, 2013 and March 31, 2013, respectively, and $30,000 and $40,000 due through fiscal 2016, respectively, due under our asset purchase agreement with Seen On TV.

Note 10.

Commitments and Contingencies

In connection with the eDiets acquisition, on September 10, 2012, the Company received notice of a complaint filed in Broward County, Florida by an eDiets stockholder against eDiets, members of the board of directors of eDiets and the Company, alleging that eDiets breached its fiduciary duty to its stockholders by entering into the transaction for inadequate consideration. Prior to the deadline for the defendants to answer the complaint, the plaintiff and the defendants in the case filed a stipulation with the court allowing the plaintiff to file an amended complaint. The Company’s acquisition of eDiets was consummated on February 28, 2013. On November 19, 2013, the plaintiff voluntarily dismissed the case without prejudice.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Ronald C. Pruett Jr. to serve as our chief executive officer. The term of the agreement is for one year and will be automatically renewed for successive one-year periods unless a notice of non-renewal is given by either party or the agreement is otherwise terminated sooner in accordance with its provisions. Pursuant to the agreement, Mr. Pruett will receive an annual base salary of $275,000, together with an additional salary of $275,000 during the first year of his employment with us. Mr. Pruett’s base salary may be increased from time to time as determined by the compensation committee of the board of directors. Mr. Pruett voluntarily waived his right to receive payments on his additional salary of $275,000 beginning with the payroll period ending February 10, 2014 and continuing until Mr. Pruett otherwise notifies the Company. In addition to his base salary, Mr. Pruett will be entitled to receive an annual cash bonus calculated by reference to our actual performance during the immediately preceding fiscal year measured against a revenue and adjusted EBITDA (earnings before income taxes, depreciation and amortization) target to be established by Mr. Pruett and the compensation committee and approved by the board of directors. As of February 10, 2014, Mr. Pruett and the compensation committee had yet to establish a revenue and adjusted EBITDA target for our fiscal year ending March 31, 2014. Mr. Pruett also received an option grant to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock. The First Option Grant vested on the grant date, May 6, 2013, and has a per share exercise price equal to $0.35, the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant has a per share exercise price equal to $0.70. The Second Option Grant vests in four equal tranches on May 6, 2013, May 1, 2014, November 1, 2014 and May 1, 2015. Provided that the agreement has not been terminated, on December 31, 2013, Mr. Pruett became entitled to receive subsequent grants of stock and options, at the compensation committee’s option, with an aggregate value of at least $918,750, vesting in four equal tranches on the grant date, May 1, 2014, November 1, 2014 and May 1, 2015. As of February 10, 2014, Mr. Pruett was not granted any additional stock options.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on December 31, 2013:

Operating Lease
Year 1	$91,900
Year 2	—
Year 3	—
Year 4	—
Year 5	—
$91,900

Base rent expense recognized by the Company, attributable to its headquarters facility and eDiets facility was approximately $24,000 and $132,000 for the three month and nine month periods ending December 31, 2013, respectively, and $24,000 and $73,000 for the three month and nine month periods ending December 31, 2012.

Registration Rights

Under the terms of a 2010 private placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company has a related accrued liability of $156,000 at both December 31, 2013 and March 31, 2013.

Note 11.

Stockholders’ Equity

Capital Stock

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock were issued or outstanding at December 31, 2013 and March 31, 2013, respectively.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock

At December 31, 2013 and March 31, 2013, we were authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share.

At December 31, 2013 and March 31, 2013, the Company had 71,741,250 and 71,282,066 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Share Issuances

Common Stock and Warrants

On July 19, 2013, the Company issued 142,500 shares of common stock to National Securities Corporation in consideration for consulting and advisory services provided by National Securities Corporation under an advisory services agreement dated August 14, 2012 in connection with the eDiets merger. The $82,650 was recorded as an expense and additional paid-in capital during fiscal year ended March 31, 2013.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The related campaign talent costs are being recorded in selling and marketing expenses over the performance period of 24 months. The assumptions used at the initial valuation date, November 19, 2012, and December 31, 2013, were as follows:

	Lowest Aggregate Fair Value
	Initial Valuation	December 31, 2013

Number of shares underlying warrants	3,250,000	4,875,000
Exercise prices	$0.01 - $2.00	$0.01 - $2.00
Volatility	174.0%	149.7%
Risk-free interest rate	0.33%	0.38%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	3.00	1.90

For the three month and nine month periods ending December 31, 2013, the Company recognized marketing expense or expense (reduction) of approximately $(120,000) and $(114,000), respectively, attributable to warrants issued and approximately $31,000 and $94,000, respectively, attributable to the $250,000 cash component paid.

The Company recognized marketing expense under this agreement of approximately $150,000, including approximately $136,000 attributable to the warrants issued and approximately $14,000 attributable to the cash component for the three and nine month periods ending December 31, 2012.

A summary of warrants outstanding at December 31, 2013, is as follows:

Summary of Warrants Outstanding

Warrant Description	Number of Warrants (A)		Exercise Prices	Expiration Dates

2010 Other Placements	975,000		$3.00-$10.00	January 13, 2014 - January 24, 2014
2011 Convertible Notes	431,251		$3.00-$10.00	April 11, 2014
2011 Private Placement	672,750		$3.00-$10.00	May 27, 2014 - June 15, 2014
2011 Bridge Warrant	8,789,064		$0.64	August 29, 2014
2011 Bridge Warrant Placement Agent	1,165,875		$0.64	August 29, 2014
2011 Unit Offering	33,277,837	(B)	$0.59	October 28, 2016
2011 Unit Offering Placement Agent	4,726,891	(B)	$0.59	October 28, 2016
2010 Other Placements	412,500		$0.64-$3.15	June 1, 2014 - June 22, 2015
2012 Bridge Warrant	1,137,735	(B)	$0.77	September 7, 2015 - September 20, 2015
2012 Bridge Warrant Placement Agent	227,546	(B)	$0.77	September 7, 2015
2012 Unit Offering	6,300,213	(B)	$0.80	November 14, 2015
2012 Unit Offering Placement Agent	1,561,544	(B)	$0.70-$0.80	November 14, 2017
2012 Talent Compensation	4,875,000		$0.01-$2.00	November 19, 2015
2013 Merger related notes converted	494,328	(B)	$0.80	November 14, 2015
2013 eDiets Warrants	910,835		$1.40-$4.74	February 7, 2014 - September 11, 2019
	65,958,369

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

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Ronald C. Pruett Jr. to serve as our chief executive officer. As a component of his compensation package the board of directors approved an option grant to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock. The First Option Grant vested on the grant date, May 6, 2013, and has a per share exercise price equal to $0.35, the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant has a per share exercise price equal to $0.70. The Second Option Grant vests in four equal tranches on May 6, 2013, May 1, 2014, November 1, 2014 and May 1, 2015. Provided that the agreement has not been terminated, on December 31, 2013, Mr. Pruett became entitled to receive subsequent grants of stock and options, at the compensation committee’s discretion, with an aggregate value of at least $918,750, vesting in four equal tranches on the grant date, May 1, 2014, November 1, 2014 and May 1, 2015. As of February 10, 2014, Mr. Pruett was not granted any additional stock options. If Mr. Pruett’s employment is terminated for any reason, other than by the Company for cause or by Mr. Pruett in the absence of good reason, he shall be entitled to certain compensation and benefits as provided under the agreement. The following table includes the assumptions used in valuing this grant:

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

Stock based compensation for the three month and nine month periods ending December 31, 2013 was approximately $186,000 and $803,000, respectively. Stock based compensation for the three month and nine month periods ending December 31, 2012 was approximately $175,000 and $310,000, respectively. Stock based compensation for all periods presented are included in general and administration expenses, in the accompanying condensed consolidated statements of operations.

Information related to options granted under our option plans at December 31, 2013 and, 2012 and activity for each of the nine months then ended is as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2013	5,933,708	(A)	$2.32	6.55	$44,475
Granted	3,550,000		0.66	—	—
Exercised	—		—	—	—
Forfeited	(1,461,357)		5.97	—	—
Expired	(29,388)		0.83	—	—
Outstanding at December 31, 2013	7,992,963		$1.39	7.35	$—
Exercisable at December 31, 2013	4,756,713		$2.52	6.03	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2012	1,025,000	$1.31	—	$—
Granted	2,105,000	0.68	—	—
Exercised	—	—	—	—
Forfeited	(12,500)	0.96	—	—
Expired	—	—	—	—
Outstanding at December 31, 2012	3,117,500	$0.89	7.67	$—
Exercisable at December 31, 2012	880,000	$1.37	3.02	$—

———————

(A)

Includes 2,816,208 eDiets acquisition adjusted replacement options.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average grant date fair value of unvested options at December 31, 2013, was approximately $1,256,000 and will be expensed over a weighted average period of 6.33 years.

As of December 31, 2013, there were 4,822,500 options available for further issuance under the Plans.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect results of operations from our business segments for the three month and six month periods ending December 31, 2013:

	Three Months Ended December 31, 2013
	ASTV	eDiets	Corporate and other	Total
Revenues	$373,901	$128,606	$—	$502,507
Costs of revenues	414,739	42,464	—	457,203
Gross profit (loss)	(40,838)	86,142	—	45,304
Gross profit (loss) %	(11% )	67%	0%	9%

Allocated operating expenses:
Selling and marketing expense	43,981	(101,909)	—	(57,928)
General and administrative expenses	559,726	95,299	560,369	1,215,394

Income (loss) from operations	(644,545)	92,752	(560,369)	(1,112,162)
Revaluation of warrants and interest	(815)	(4,534)	3,463,483	3,458,132
Loss from discontinued operations	—	(82,315)	—	(82,315)
Net income (loss) before taxes	$(645,360)	$5,903	$2,903,112	$2,263,655

	Nine Months Ended December 31, 2013
	ASTV	eDiets	Corporate and other	Total
Revenues	$1,233,092	$656,901	$—	$1,889,993
Costs of revenues	1,141,667	73,514	—	1,215,181
Gross profit	91,425	583,387	—	674,812
Gross profit %	7%	89%	—	36%

Allocated operating expenses:
Selling and marketing expense	126,915	(60,933)	—	65,982
General and administrative expenses	2,324,192	196,119	1,770,007	4,290,318

Loss from operations	(2,359,682)	448,201	(1,770,007)	(3,681,488)
Revaluation of warrants and interest	1,186	1,558	9,824,307	9,828,051
Loss from discontinued operations	—	(15,266,896)	—	(15,266,896)
Net income (loss) before taxes	$(2,358,496)	$(14,817,137)	$8,055,300	$(9,120,333)

Note 13.

Subsequent Events

Ronald C. Pruett, Jr., the Company’s chief executive officer, voluntarily waived his right to receive Additional Compensation, as defined in Section 3(a) of his employment agreement with the Company, beginning with the payroll period ending February 10, 2014 and continuing until Mr. Pruett otherwise notifies the Company. See Note 10.

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

Within our eDiets subsidiary we intend to significantly expand our existing digital subscription program, coupled with strong celebrity endorsements. We have already commenced executing under this program with our relationships with well-known celebrities. In furtherance of our shift to focus to ecommerce platforms and to reduce operating expenses, on October 11, 2013, the Company completed the sale to Chefs Diet National Co., LLC (“Chef’s Diet”), a subsidiary of Chef’s Diet Corp., of certain assets (the “Meal Delivery Assets”) relating to the eDiets meal delivery business pursuant to an Asset Purchase and Revenue Sharing Agreement (the “Agreement”) dated August 23, 1013 between eDiets and Chef’s Diet. The disposed assets consist primarily of a customer database of active and inactive eDiets customers. In addition, eDiets granted Chef’s Diet a perpetual royalty-free license to content and certain other intellectual property used in connection with the eDiets meal delivery business. While the transaction was not completed until October 11, 2013, the transaction met the criteria of held-for-sale accounting as of September 30, 2013 and has been presented in accordance with the provisions of ASC 205-20 Discontinued Operations for all periods presented.

The base sales price of $1.1 million consisted of an initial cash payment of $200,000, which was collected prior to December 31, 2013, plus deferred cash payments totaling $900,000 payable as follows: (i) eight quarterly payments beginning January 1, 2014 in an amount equal to the greater of $56,250 or seven percent of adjusted gross revenue for the immediately preceding period, and (ii) eight quarterly payments beginning January 1, 2016 in an amount equal to the greater of $56,250 or five percent of adjusted gross revenue for the immediately preceding period. In addition, Chef’s Diet will make up to four quarterly bonus payments of up to $50,000 each if it meets certain customer acquisition and retention targets. The elimination of our meal delivery program, while having a negative effect on revenues in the near term, has had, and is expected to have, a significant reduction in operating expenses. As a result of this divestiture, the meal delivery component of our dietary programs has been recorded as a discontinued operation in our condensed consolidated financial statements.

In connection with the Agreement, the Company retained a perpetual, nonexclusive, worldwide, royalty free right and license to use the Meal Delivery Assets in its business provided that it shall not utilize such assets to promote any fresh, frozen or prepared meal program, as defined.

On December 18, 2013, the Company entered into a memorandum of understanding with Infusion Brands for the acquisition of Infusion Brands in a stock-for-stock transaction. The terms of the memorandum of understanding provide that, in exchange for 100% of the outstanding shares of Infusion Brands, the Company will issue a number of shares of its common stock to the shareholders of Infusion Brands to enable them to own in the aggregate 75% of the outstanding shares of the Company. The closing of the transaction is subject to a number of conditions precedent, including, but not limited to:

•

the satisfactory completion of due diligence on each company by the other company

•

the execution of a binding agreement and plan of merger by the parties; and

•

satisfaction or waiver of customary conditions precedent.

The Company has begun the due diligence process, and while there can be no assurances, has a target closing date for the transaction, assuming the satisfaction of the conditions precedent to closing, of March 31, 2014. However, as a result of the number of conditions precedent to close, investors should not place undue reliance on the execution of the memorandum of understanding, and there are no assurances that this transaction will ultimately be consummated.

The memorandum of understanding also provides that Infusion Brands will furnish up to $500,000 of interim financing to the Company during the period following execution of the memorandum of understanding and the closing of the transaction. As of December 31, 2013, the Company has received $150,000 under the financing agreement

Management believes that the acquisition of Infusion Brands, with their international distribution channels and expanding product lines, could significantly improve the Company’s operational results. Further, Infusion Brands will be able to capitalize on the Company’s eCommerce platforms already in place which we believe have been significantly enhanced by our recent restructuring program.

We continue to face a number of challenges during fiscal 2014, including operating within the highly competitive online diet industry, effectively responding to ever changing consumer preferences and completing our eDiets integration. We must also raise additional funds to provide the resources necessary to continue in business and to realize the expected benefits of our initiatives. The continuation of the Company’s business is dependent upon raising additional financial support. In light of the Company’s results from operations, the Company intends to continue to evaluate various possibilities, including: (i) raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, (ii) selling one or more lines of business, or all or a portion of the Company’s assets, (iii) entering into a business combination, and (iv) aggressively restructuring existing operations, including reducing or eliminating less promising operations, liquidating assets, or significantly reducing or suspending our operations. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s shareholders or that result in the Company’s shareholders losing all of their investment in the Company. There can be no assurance that the Company will be successful in effecting any of the above possibilities. If the Company’s efforts in this regard are unsuccessful, the Company will be required to further reduce or suspend operations and/or seek relief through a filing under the U.S. Bankruptcy Code. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Going concern

We reported a net loss of approximately $9,120,000 for the nine month period ended December 31, 2013. At December 31, 2013, we had a working capital deficit of approximately $2.9 million, an accumulated deficit of approximately $22.7 million and cash used in operations for the nine months ended December 31, 2013 of approximately $2,590,000. Based on our recurring losses from operations and negative cash flows from operations, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended March 31, 2013, contains an explanatory paragraph regarding our ability to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

Results of operations

The Company’s meal delivery operations were a component for our eDiets subsidiary which delivered fresh and frozen diet or wellness focused meals to our customers. Management believes the divestiture of this component, as described above, will allow the Company to streamline its operations and focus its limited resources on ecommerce based platforms, which it believes is the future of the dietary and wellness industries.

For the three month and nine month periods ending December 31, 2013, the Company’s discontinued meal delivery component had operational losses of $83,000 and $1,735,000, respectively. As a result of this divestiture, the Company recognized a non-cash charge of $14,631,000, including a write down of goodwill of $9,300,000 and $5,331,000 in identifiable intangible assets, resulting from the Company’s determination that it would not be able to recover the carrying value of its investment in this component and that it would not be able to recover the carrying value of its finite-lived intangible assets in this component and therefore recorded the related loss in discontinued operations. As a result of this impairment, the Company carries no remaining goodwill. No tangible assets or liabilities were transferred in the divestiture of the meal delivery component.

The results of operations for the meal delivery component has been reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The following table summarizes the results of operations for the discontinued component:

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013
Net sales	$23,692	$1,975,963
Operating (loss)	(82,315)	(1,735,458)
Asset sale	—	1,100,000
Impairment charge related to goodwill and finite-lived intangibles	—	(14,631,439)
Income tax benefit (expense)	—	—
Loss from discontinued operations, net of taxes	$(82,315)	$(15,266,897)

During the three and nine month period ended December 31, 2012, we had only one reporting segment, ASTV. Following our acquisition of eDiets.com completed February 28, 2013 we began reporting our operations in two segments. The ASTV segment is a direct response marketing company that identifies and advises in the development and marketing of consumer products. The eDiets segment is a subscription-based nationwide weight-loss oriented digital subscription service and, until our discontinuance of the meal delivery component in September 2013, provided dietary and wellness oriented meal delivery services. See Note 4.

The following tables provide a summary of our segment information for the three and nine month period ended December 31, 2013:

	Three Months Ended December 31, 2013
	ASTV	eDiets	Corporate and other	Total
Revenues	$373,901	$128,606	$—	$502,507
Costs of revenues	414,739	42,464	—	457,203
Gross profit (loss)	(40,838)	86,142	—	45,304
Gross profit (loss) %	(11% )	67%	0%	9%

Allocated operating expenses:
Selling and marketing expense	43,981	(101,909)	—	(57,928)
General and administrative expenses	559,726	95,299	560,359	1,215,394

Income (loss) from operations	(644,545)	92,752	(560,359)	(1,112,162)
Revaluation of warrants and interest	(815)	(4,534)	3,463,483	3,458,132
Loss from discontinued operations	—	(82,315)	—	(82,315)
Net income (loss) before taxes	$(645,360)	$5,903	$2,903,112	$2,263,655

	Nine Months Ended December 31, 2013
	ASTV	eDiets	Corporate and other	Total
Revenues	$1,233,092	$656,901	$—	$1,889,993
Costs of revenues	1,141,667	73,514	—	1,215,181
Gross profit	91,425	583,387	—	674,812
Gross profit %	7%	89%	—	36%

Allocated operating expenses:
Selling and marketing expense	126,915	(60,933)	—	65,982
General and administrative expenses	2,324,192	196,119	1,770,007	4,290,318
Loss from operations	(2,359,682)	448,201	(1,770,007)	(3,681,488)
Revaluation of warrants and interest	1,186	1,558	9,824,307	9,828,051
Loss from discontinued operations	—	(15,266,896)	—	(15,266,896)
Net income (loss) before taxes	$(2,358,496)	$(14,817,137)	$8,055,300	$(9,120,333)

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

ASTV segment revenues for both the three month period and nine month period ended December 31, 2013 declined 94% and 82%, respectively, from the comparable periods of the preceding year. This very sharp decline was due to the absence of sales of our heater unit during the current year. Revenues related to the Company’s heater products totaled approximately $4.5 million for the three and nine month periods ending December 31, 2012. The suspension of these revenues represents the Company’s intentional shift in focus from traditional direct response, inventory intensive model, to an eCommerce based model which we believe requires less capital per revenue dollar and improvement of the Company’s long-term prospects.

Product sales represent limited ASTV sales of various consumer direct response products. These sales declined during the quarter ended December 31, 2013 and nine months ended December 31, 2013, compared to the prior year periods as the Company reduced expenditures on media spending to conserve cash during its restructuring resulting in reduced product sales revenue.

Commission and royalty fees income, totaling $264,000 and $92,000 in the three month periods ended December 31, 2013 and 2012, respectively, primarily represent fees received by the Company under an agreement associated with our AsSeenOnTV.com url and partnership fees associated with products appearing on home shopping networks. Commission and royalty fees income, totaling $439,000 and $180,000 in the nine month periods ended December 31, 2013 and 2012, respectively, also primarily represent fees received by the Company under an agreement associated with our AsSeenOnTV.com url and partnership fees associated with products appearing on home shopping networks. The royalty fees includes minimum fees due the Company resulting from its acquisition of the AsSeenOnTV.com url, completed in June 2012. While there can be no assurance, it is hoped that these royalty fees will increase in the future as web-related revenues for those utilizing our website increase.

Infomercial production ceased during the current fiscal year. This reflected the Company’s decision to shift away from infomercial production to ecommerce driven sales of consumer products, including ecommerce dietary products which the Company believes has a higher earnings potential. The Company has no plans to develop infomercial production operations in the future.

Under the terms of an agreement dated November 20, 2013, Tru Hair, Inc., a wholly owned subsidiary of the Company, licensed certain trademarks to a third party in exchange for a cash payment of $25,000 and an undertaking by the third party to use reasonable best efforts to market, distribute and sell certain inventory held by Tru Hair, Inc.

eDiets segment

The Company intends to continue to focus its efforts on diet related programs with an emphasis on ecommerce platforms. As discussed above, on October 11, 2013, the Company completed the sale to Chef’s Diet of certain assets relating to the eDiets meal delivery component. The elimination of our meal delivery program, while having a negative effect on revenues for the current periods, has, and will continue to, significantly reduce operating expenses. It will also enable us to dedicate our limited resources to developing our ecommerce platforms.

Cost of revenues

Overall, cost of revenues for the quarter ended December 31, 2013 represented 91% of revenues compared to 48% of revenues for the three month period ended December 31, 2012. This sharp increase between the periods is due primarily to a write-down of inventory during the quarter believed to be obsolete or otherwise slow moving totaling $230,000 as well as a change in the overall product mix and strategy from tangible products inventoried, held and sold by the Company to an ecommerce based approach. Management of the Company plans to continue to expand this model in the future. Cost of revenues for the nine month period ended December 31, 2013 was 64% of revenues compared to 56% of revenues for the nine month period ended December 31, 2012. As with the quarterly figures, this increase was attributable in larger part to the write-down of inventories. The Company believes that, while there can be no assurance, the shift in emphasis away from a traditional distribution of purchased inventory items to a more ecommerce based subscription or royalty based model will better utilize the Company’s limited resources, providing a higher return.

Costs associated with the ASTV segment product sales include the direct costs of purchasing the products marketed as well as fulfillment costs associated with the taking and shipment of orders, merchant discount fees, royalties, commissions and shipping and freight costs. The Company does not manufacture any products in-house and relies on third-party suppliers, located primarily outside of the United States, for its inventory. Accordingly, our cost of products acquired for sale could vary significantly if fuel and transportation costs were to increase in the future. Costs associated with the eDiets segment sales, following our divestiture of the meal delivery component, include credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue sharing or royalty costs related to license agreements with third party nutrition and fitness companies, Internet access fees and compensation for nutritional professionals.

Operating expenses

Operating expenses, consisting of selling and marketing expenses and general and administrative expenses, declined sharply for the three month and nine month periods ending December 31, 2013, compared to the comparable periods of the preceding year. The bulk of this decrease is reflected in selling and marketing expenses attributable to the absence of selling and marketing expenses related to the Company’s heater sales campaign in the prior year which accounted for 77% and 66%, respectively, of total revenues for the three and nine month periods ending December 31, 2012. There were no comparable heater sales or related costs for the three and nine month periods ending December 31, 2013. In addition, the Company recorded a credit or reduction in expense during the third quarter of approximately $121,000 related to the revaluation of warrants issued under a talent agreement resulting from a decline in the trading value of our stock.

General and administrative expenses declined approximately 25% for the quarter ended December 31, 2013, compared to the comparable period of the preceding year. This decrease was due primarily to our shift in sales focus away from inventory intensive direct response products with related support, towards a more eCommerce focused approach. General office expenses declined approximately $142,000, administrative salaries declined $72,000 as well as a decrease in administrative related travel.

General and administrative expenses for the nine months ended December 31, 2013, increased approximately 11% over the prior year. A significant component of this increase, approximately $493,000 over the nine month period, represents stock-based compensation resulting primarily from a company-wide grant of 2,075,000 options in December 2012 and the May 2013 grant of 3,050,000 options to our new chief executive officer, Mr. Ronald C. Pruett, Jr., a portion of which vested upon grant. Administrative salaries also increased by approximately $246,000 coupled with an increase in insurance related costs of approximately $300,000, due in part to our acquisition of eDiets in February 2013, and amortization expense related to acquisition related intangibles. These increases were offset by other cost reduction measures mentioned above. While there can be no assurance, we anticipate general and administrative expenses to decline in future periods as a percentage of sales as the Company implements its cost reduction program, which includes among other components, the reduction in administrative staff and related expenses.

Other (income) expenses

Other (income) expense primarily consists of the non-cash income or expense recognized on the periodic revaluation of the fair value of financing related warrants outstanding at the end of each period that, based on their provisions, are carried as liabilities on the Company’s records. For the three month period ended December 31, 2013, we reported warrant revaluation income of approximately $3,464,000 and expense of approximately $13,474,000 in the three month period ended December 31, 2012. For the nine month periods ended December 31, 2013 and 2012, we reported warrant revaluation income of approximately $9,824,000 and expense of approximately $8,791,000, respectively. These periodic revaluations have, and most likely will continue to, result in significant, non-cash income or expense being recognized at the end of any given period depending on fluctuations in the market value of our stock on each remeasurement date. Investors should not place undue emphasis on our other income resulting from our revaluation of warrants outstanding when evaluating our actual operating performance.

Liquidity and capital resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash to operate the business. At December 31, 2013, we had a working capital deficit of approximately $2.9 million as compared to a working capital deficit of approximately $9.6 million at March 31, 2013. At December 31, 2013, our current assets decreased 81% and our current liabilities decreased 75%, respectively, from March 31, 2013. The sharp decrease in current liabilities was primarily due to a sharp decline in the Company’s warrant liabilities, decreasing from $11,689,306 to $1,864,962 between the periods. This decline was attributable to a significant drop in the market price of our common stock, used in determining the fair value of the liability at the respective balance sheet dates. Principal changes in current assets at December 31, 2013 compared to March 31, 2013 include a decline in cash from approximately $2,353,000 to $190,000 attributable primarily to operational losses during the period and sharp decline in accounts receivable reflecting our sharp decline in sales revenue and our operational restructuring toward eCommerce based operations.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. As of December 31, 2013, we had approximately $190,000 in cash and cash equivalents. We have sustained substantial operational losses since our inception, and such operational losses have continued through December 31, 2013. We have financed our operations primarily through the issuance of shares of our common stock and the issuance of convertible notes. The Company cannot predict how long it will continue to incur losses or whether it will ever become profitable. These factors raise substantial doubt as to our ability to continue as a going concern. We have undertaken, and will continue to implement, various measures to address our financial condition, including:

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

Net cash used in operating activities for the nine month period ended December 31, 2013, was approximately $2,590,000. This use of cash was due in large part to our operational losses and decreases in the balance in accounts payable offset by a decrease in trade accounts receivable and inventory levels. The decline in accounts receivable and inventory levels primarily resulted from the wind-down of the Company’s heater sales program which is a seasonal product.

Commitments

In connection with the eDiets acquisition, on September 10, 2012, the Company received notice of a complaint filed in Broward County, Florida by an eDiets stockholder against eDiets, members of the board of directors of eDiets and the Company, alleging that eDiets breached its fiduciary duty to its stockholders by entering into the transaction for inadequate consideration. Prior to the deadline for the defendants to answer the complaint, the plaintiff and the defendants in the case filed a stipulation with the court allowing the plaintiff to file an amended complaint. The Company’s acquisition of eDiets was consummated on February 28, 2013. On November 19, 2013, the plaintiff voluntarily dismissed the case without prejudice.

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

The following is a schedule by year of future minimum rental payments required under our lease agreement on December 31, 2013:

Operating Lease
Year 1	$91,900
Year 2	—
Year 3	—
Year 4	—
Year 5	—
$91,900

Base rent expense recognized by the Company, attributable to its headquarters facility and eDiets facility, was approximately $24,000 and $132,000 for the three month and nine month periods ended December 31, 2013, respectively, and $24,000 and $73,000 for the three month and nine month periods ending December 31, 2012.

Other Commitments

Under the terms of a 2010 private placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at both December 31, 2013 and March 31, 2013, respectively.

Critical accounting policies

There have been no changes to our critical accounting policies in the nine months ended December 31, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our audit committee. Those policies are discussed under “Critical accounting policies and estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in our consolidated financial statements and the footnotes thereto for the fiscal year ended March 31, 2013, as filed with the SEC with our Annual Report on Form 10-K filed with the SEC on June 28, 2013.

Accounting Standards Updates

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2013, as compared to the recent accounting pronouncements described in the Company's Audited 2013 Financial Statements that are of material significance, or have potential material significance to the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our chief executive officer and chief financial officer who serve as our principal executive officer and principal financial and accounting officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2013, our disclosure controls and procedures were effective such that the information relating to our Company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, except as previously disclosed, we have not sold shares of our common stock without registration under the Securities Act of 1933, as amended.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURE

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 6.

EXHIBITS

Exhibit Number		Description
10.1		Note Purchase Agreement dated as of December 23, 2013 (previously filed under Exhibit 10.7 to Form 8-K Current Report filed on December 23, 2013)
31.1		Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1		Certification Pursuant to Section 1350 (Provided herewith)
32.2		Certification Pursuant to Section 1350 (Provided herewith)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: February 12, 2014

As Seen On TV, Inc.

/s/ RONALD C. PRUETT, JR.
Ronald C. Pruett, Jr.
Chief Executive Officer (Principal Executive Officer)

/s/ DENNIS W. HEALEY
Dennis W. Healey
Chief Financial Officer
(Principal Financial Officer)