Form 10-K
period 2014-03-31
As Seen On TV, Inc.
filed 2014-06-19
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

COMMISSION FILE NUMBER: 000-53539

As Seen On TV, Inc.
(Exact name of registrant as specified in its charter)

Florida	80-0149096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14044 Icot Boulevard, Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:	(727) 451-9510

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NOT APPLICABLE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $8,538,000 on September 30, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 531,815,115 shares of common stock are issued and outstanding as of June 16, 2014.

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

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

•	failure to achieve the expected benefits of the merger with eDiets.com, Inc. and Infusion Brands, Inc.,
•	failure to achieve or sustain profitability,
•	our history of losses,
•	the payment of registration rights penalties which will reduce our cash,
•	risks associated with the direct response television industry,
•	failure of manufacturers and services providers to deliver products or provide services in a cost effective and timely manner,
•	product liability claims,
•	lack of intellectual property protection for “As Seen On TV”,
•	our failure to find or market new products,
•	changing consumer preferences,
•	eDiets’ dependence on network infrastructure,
•	adequate protection of confidential information,
•	potential litigation from competitors and health related claims from customers,
•	a limited market for our common stock,
•	the application of “penny stock” rules to trading in our common stock,
•	market overhang and volatility in the trading price of our common stock, and
•	terms of securities issued in prior transactions which will be dilutive to our shareholders and cause us to incur non-cash expenses and gains.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this Annual Report on Form 10-K the terms “ASTV,” the “Company,” “we,” “our,” “us,” and similar terms refers to As Seen On TV, Inc., a Florida corporation, and our subsidiaries, including eDiets.com, Inc., a Delaware corporation (“eDiets”), TV Goods, Inc., a Florida corporation and Tru Hair, Inc., a Florida corporation. Subsequent to April 2, 2014, the Company also owns a 100% interest in Infusion Brands, Inc., a Nevada corporation. In addition, “fiscal 2013” refers to the year ended March 31, 2013, “fiscal 2014” refers to the year ended March 31, 2014 and “fiscal 2015” refers to the year ending March 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our websites at www.astvinc.com, www.asseenontv.com, www.ediets.com, www.infusionbrands.com, www.dualtools.com and www.ronco.com are not part of this Annual Report on Form 10-K.

ii

PART I

ITEM 1.

BUSINESS.

Overview

As Seen On TV, Inc. (“ASTV”, “we”, or the “Company”) is a direct response marketing company and owner of AsSeenOnTV.com and eDiets.com. We identify, develop and market consumer products for global distribution via TV, Internet and retail channels. Following our February 2013 acquisition of eDiets.com, Inc. (“eDiets”), our business is organized along two segments. The As Seen On TV (“ASTV”) segment is a direct response marketing company that identifies and advises in the development and marketing of consumer products. The eDiets segment is a subscription-based nationwide weight-loss oriented digital subscription service, and, until our discontinuance of the meal delivery component in September 2013, provided dietary and wellness oriented meal delivery services. In fiscal 2014, the ASTV and eDiets segments represented approximately 62% and 38%, respectively, of our annual net revenues. In fiscal 2013, the ASTV and eDiets segments represented approximately 92% and 8%, respectively, of our annual net revenues. Our fiscal 2013 net revenues included one month revenues from eDiets’ of approximately $794,000.

Since closing the acquisition of eDiets, we have begun implementing internal changes which, when completed, will permit us to operate as a combined organization, utilizing common information and communication systems, operating procedures, financial controls and human resources practices. Furthermore, as discussed below, subsequent to the period covered by this report and effective April 2, 2014, we completed the acquisition of Infusion Brands, Inc.

Subsequent Events

Infusion Merger

On April 2, 2014, the Company entered into an Agreement and Plan of Merger (the “Infusion Merger Agreement”) with Infusion Brands International, Inc., a Nevada corporation (“IBI”), Infusion Brands, Inc. (“Infusion” or “Infusion Brands”), a Nevada corporation and a wholly owned subsidiary of IBI, and ASTV Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of the Company. Effective April 2, 2014. ASTV Merger Sub, Inc. merged with and into Infusion, with Infusion continuing as the surviving corporation and becoming a direct wholly owned subsidiary of the Company (the “Infusion Merger”).

Pursuant to the terms of the Infusion Merger Agreement the Company issued to IBI 452,960,490 shares of its common stock in exchange for all of the outstanding shares of Infusion common stock. As a result, IBI became the majority shareholder of the Company, owning approximately 85.2% of the Company’s outstanding common stock as of the date of the Infusion Merger and 75% of Company’s outstanding common stock on a fully diluted basis. Pursuant to the terms of the Infusion Merger Agreement, the Company also agreed to increase the size of its board of directors from 5 to 7, to cause three of its existing directors to resign and to appoint 5 new persons, designated by IBI, to the Company board of directors. Kevin Harrington, Randolph Pohlman and Ronald C. Pruett, Jr. resigned from the Company’s board of directors and Robert DeCecco, Shadron Stastney, Dennis W. Healey, Mary Mather and Allen Clary were appointed to the Company’s board of directors. Mr. Clary subsequently resigned in June 2014. Following these actions, the Company’s board of directors is now comprised of Mr. DeCecco, chairperson, Kevin A. Richardson, II, Greg Adams, Mr. Stastney, Mr. Healey and Ms. Mather.

Each of Ms. Mather and Messrs. DeCecco, and Stastney is party to an employment agreement with IBI, each of which was assigned to Infusion in connection with the Infusion Merger.

Under the Infusion Merger Agreement, the Company agreed to assume from Infusion all obligations for indebtedness for borrowed money of Infusion outstanding at the closing of the Infusion Merger and all agreements relating to that indebtedness. This indebtedness is primarily comprised of a Senior Secured Debenture issued to Vicis Capital Master Fund in the principal amount of $11,000,000, bearing interest at a rate of 6% until June 30, 2014, 9% from July 1, 2014 until June 30, 2015, and 12% from July 1, 2015 until the maturity date of June 30, 2016 (the “Senior Secured Debenture”). The Senior Secured Debenture is collateralized by all assets of the Company and guaranteed by each other Credit Party (as defined below), which guaranty will be collateralized by substantially all of the assets of those other Credit Parties. The Senior Secured Debenture is subject to customary covenants and events of default.

Pursuant to the terms of the Infusion Merger Agreement, IBI may require the Company to file a registration statement registering the resale of the shares of the Company’s common stock issued to IBI pursuant to the Infusion Merger. The Company has also agreed, at its cost and subject to certain limitations, to maintain the same level of director indemnification and insurance coverage as those in place for Infusion and IBI immediately prior to the Infusion Merger.

The Infusion Merger transaction was accorded reverse merger accounting treatment under the provision of Financial Accounting Standards Board, Accounting Standards Codification (“FASB ASC”) 805, whereby Infusion became the accounting acquirer (legal acquiree) and the Company (As Seen On TV, Inc.) was treated as the accounting acquiree (legal acquirer). Accordingly, effective with the merger closing, the historical financial records of the Company are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree.

Infusion History and Business Summary

Infusion, formerly a wholly owned subsidiary of IBI, is a Nevada corporation organized in July 2008. IBI, currently our majority shareholder, is quoted on the Pink Sheets. Infusion is engaged in identifying affordable and demonstrable products to market through direct-to-consumer channels such as television infomercials, live shopping networks, and ecommerce channels. Its products are also sold through web sites operated by the live shopping networks that agree to carry its products and its own proprietary websites, such as www.infusionbrands.com and www.dualtools.com. Infusion’s principal product has been the DualSaw ™ with its patented counter rotating dual blade technology. Infusion has been operating at a loss since its inception.

In addition, Infusion owns 100% of the membership interests of Ronco Funding LLC.  The sole assets of Ronco Funding LLC are a participation interest in the secured debt of Ronco Holdings, Inc. and an option to procure the remaining interest in such secured debt for an additional $2,350,000. Ronco Holdings is a Delaware company. Infusion also holds the right to designate the majority of the board of directors of Ronco Holdings. Its products include, but are not limited to the Showtime Rotisserie & BBQ, 5-Tray Electric Food Dehydrator, Veg-o-Matic, Smart Juicer and Pocket Fisherman. Due to the rights to the Ronco Holdings secured debt and control over the Ronco Holdings board of directors, for accounting purposes, Ronco Holdings is treated as a variable interest entity, and Infusion is the primary beneficiary.

As of April 2, 2014, the effective date of the merger, Infusion has 19 employees, all of which are full time, and Ronco Holdings has 15 employees, all of which are full time.

Note Purchase Agreement

Pursuant to a Senior Note Purchase Agreement dated as of April 3, 2014, by and among the Company, Infusion, eDiets.com, Inc., Tru Hair, Inc., TV Goods Holding Corporation, Ronco Funding LLC (collectively, the “Credit Parties”), and MIG7 Infusion, LLC (“MIG7” and such agreement, the “Note Purchase Agreement”), the Credit Parties sold to MIG7 a senior secured note having a principal amount of $10,180,000 bearing interest at 14% and having a maturity date of April 3, 2015 (the “MIG7 Note”). The MIG7 Note is subject to automatic extension for an additional 180-day period in the event that the Credit Parties have requested such extension in writing at least 60 days prior to the original maturity date, no event of default under the Note Purchase Agreement is then in existence, and the Company’s consolidated revenues, as determined in accordance with generally accepted accounting principles, and EBITDA for the 12 months immediately preceding the request equal or exceed $39,000,000 and $6,000,000, respectively. During such extension the MIG7 Note would bear interest at a rate of 15.5%. Funding of the amounts borrowed under the MIG7 Note was made in two tranches, with the first funding of $7,400,000 occurring on April 3, 2014, and the second funding, which resulted in funding of an aggregate gross amount of $10,180,000 under the Note Purchase Agreement, occurring on May 1, 2014.

Under the Note Purchase Agreement, MIG7 is entitled to two board observer seats on each Credit Party’s board of directors, and, upon the written request of MIG7, to the nomination of two individuals selected by MIG7 for election to the board of directors of each Credit Party as full voting members of such boards.

Under the Note Purchase Agreement, the Company also issued a warrant to purchase 4.99% of the common stock of the Company on a fully diluted basis, on the date of exercise, to MIG7 Warrant, LLC, an affiliate of MIG7, at any time on or before the maturity date of the Note at an exercise price of $0.001 per share. As of June 16, 2014, the warrant was exercisable to purchase up to 30,136,713 shares of common stock. The warrant expires on May 1, 2015, unless extended an additional six months in the event the MIG7 Note is extended.

The Note Purchase Agreement contains a number of covenants restricting, among other things, dividends, liens, redemptions of securities, debt, mergers and acquisitions, asset sales, transactions with affiliates, capital expenditures, and prepayments and modifications of subordinated debt instruments. The Note Purchase Agreement contains customary events of default as well as events of default for failing to achieve certain targets for consolidated revenues and consolidated EBITDA for the 2014 and 2015 calendar years. Among other remedies, upon an event of default MIG7 would be entitled to sweep and retain 65% of all cash deposited in the operating account of the Company until all obligations owing to MIG7 are paid in full.

The obligations of the Credit Parties under the Note are collateralized by substantially all of their respective assets under a Security Agreement between the Credit Parties and MIG7 and the Company has agreed to pledge the stock of all other Credit Parties that are corporations under a Pledge Agreement.

In connection with the Note Purchase Agreement and the transactions contemplated thereby, the Credit Parties, MIG7, and Vicis Capital Master Fund entered into an intercreditor agreement pursuant to which MIG7, and Vicis Capital Master Fund agreed among other matters to share priority under and allocation of amounts owing to each of them under the Senior Secured Debenture held by Vicis Capital Master Fund and under the MIG7 Note.

ASTV segment

ASTV generates revenues primarily from three channels: direct response sales of consumer products, sale of consumer products through a “live-shop” TV venue and ownership of the url, AsSeenOnTV.com, which operates as a web based outlet for our Company and other direct response businesses.

Inventors and entrepreneurs submit products or business concepts for our review. Once we identify a suitable product or concept, we negotiate to obtain marketing and distribution rights. These marketing and distribution agreements stipulate profit sharing, typically in the form of a royalty to the inventor or product owner. As of the date of this Annual Report on Form 10-K, we have marketed several products with limited success.

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

Recent years have also seen a convergence of direct response television programs with Internet direct response marketing. Virtually all direct response television programs now display a website in addition to a toll-free telephone number. The addition of an ecommerce component can enhance sales. We believe the principal competitive factors include authenticity of information, unique content and distinctiveness and quality of product, brand recognition and price.

Product development and marketing

We provide resources to develop consumer products from initial concepts to global distribution. We do not manufacture products. We solicit product submissions through numerous sources including inventors, product owners, design companies, manufacturers, advertising and media agencies, production houses, and trade shows. We employ internal methodology utilizing several selection criteria to evaluate product submissions. Each product is graded on its internal system; points are awarded for various factors such as product design, application, target market, retail price, competitive products, and proprietary nature of the product. The selection process may include market tests in which the potential market demand for a product is quantified on the basis of its performance in certain test markets. Upon our acceptance, we attempt to negotiate exclusive marketing rights.

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

eDiets segment

eDiets develops and markets Internet-based diet and fitness programs primarily through the url eDiets.com. eDiets also offered, through September 2013, a subscription-based nationwide weight loss oriented meal delivery service. Digital diet plans are personalized according to an individual’s weight goals, food and cooking preferences, and include the related shopping lists and recipes. eDiets offers a variety of different digital diet plans, including internally developed plans and online personalized meal plans.

In addition to a digital diet plan, subscribers receive access to support offerings including interactive online information, communities and education as well as telephone and online support. Substantially all digital subscribers purchase programs via credit/debit cards, with renewals billed automatically on a monthly basis, until cancellation. eDiets also offers message boards on various topics of interest to its subscribers, online meetings presented by a dietitian and customer service representatives.

Industry

The weight loss industry in the U.S. is large and continues to grow. According to Marketdata Enterprises, Inc. in a 2011 report, eDiets’ particular segment, the online dieting market, was estimated to grow from approximately $990.0 million in 2010 to $1.2 billion in 2014. We believe the growing population of overweight and obese people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their lives is driving the growth of weight-loss solutions. We also believe eDiets’ comprehensive and integrated digital weight-loss offerings provides eDiets with the products to well service this expanding market.

Marketing

eDiets advertises on its websites and in its email newsletters. Over the last few years eDiets’ cost to acquire subscribers through banner advertisements on the major online portals has risen as a result of rapidly rising online advertising rates. eDiets has responded by shifting an increasing percentage of its advertising budget to web-based ventures and paid search programs. eDiets typically experiences its weakest conversion rates during the fourth calendar quarter due to the November and December holiday season, and it moderates its advertising expenditures accordingly.

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

The eDiets segment faces significant competition. Its most significant competitor is www.weightwatchers.com, which is owned by Weight Watchers® International. eDiets also competes with privately-held Waterfront Media, Inc., which operates a variety of diet and self-help-oriented websites including www.southbeachdiet.com, and with the WebMD® Weight Loss Center operated by WebMD, Inc. Many of eDiets’ competitors are significantly larger and have greater financial resources than we do and may be able to devote greater resources for the development and promotion of their services and products. eDiets mainly competes in the areas of program efficacy, price, customer service and brand recognition.

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

We have received U.S. trademark registration with the United States Patent and Trademark Office (the USPTO) for U.S. trademarks for “TV Goods” and PITCH TANK®.

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

In addition to www.astvinc.com, www.asseenontv.com, www.ediets.com, www.infusionbrands.com, www.ronco.com and www.dualtools.com we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

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

Due to the global nature of the Internet, it is possible that, although transmissions by our Company over the Internet originate primarily in the United States, the governments of other foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. In the future, these laws may be modified or new laws may be enacted. We may unintentionally violate these laws to the extent that our transmissions are sent to or made available in these jurisdictions. Like domestic regulations that may apply to our activities, even if compliance is possible the cost of compliance may be burdensome. Any of these developments could cause our business to suffer. In addition, as our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. The failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions.

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

Employees

At June 15, 2014, we employed 30 full-time employees of which 5 are senior management. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes or any difficulty in recruiting staff for operations.

Our history

We are a Florida corporation organized in November 2006. On May 28, 2010, we completed an Agreement and Plan of Merger with TV Goods Holding Corporation, a Florida corporation (“TV Goods”) and our wholly owned subsidiary, TV Goods Acquisition, Inc. (“Acquisition Sub”), pursuant to which TV Goods merged with Acquisition Sub and continues its business as a wholly owned subsidiary of our Company. The transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 whereby TV Goods became the accounting acquirer (legal acquiree) and our Company was treated as the accounting acquiree (legal acquirer).

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

We agreed that until December 31, 2014, so long as Ms. Gearhart owns at least 250,000 shares of our common stock received under the purchase agreement, if we were to issue additional shares of common stock, Ms. Gearhart will be entitled to receive additional shares sufficient to maintain her proportional ownership in our Company. As a result of private placements of our securities that we completed in November 2012 and December 2012, the Company issued an additional 284,757 shares of common stock and as a result primarily of our acquisition of eDiets, we issued an additional 316,267 shares of common stock. Following the Infusion Merger Agreement, we issued an additional 7,113,375 shares under this provision.

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

The total purchase price for eDiets was approximately $15.1 million. The purchase price consisted of approximately (i) $2.4 million in cash, (ii) $11.1 million in the Company’s common stock, valued based on the closing price of the stock on February 28, 2013, (iii) $0.9 million representing the fair value of the Company’s options issued to eDiets’ employees and warrants issued to eDiets consultants, and (iv) assumed liability of $600,000 in principal and $92,057 of related accrued interest in eDiets notes payable to related parties converted into 988,654 shares of common stock at $0.70 per share in accordance with the agreement and 494,328 warrants of the Company. In accordance with accounting standards of business combinations, we accounted for the acquisition of eDiets under the acquisition method. Under the acquisition method, the acquired assets and liabilities assumed at the date of acquisition were recorded in the consolidated financial statements at their respective fair values at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets had been recorded as goodwill. eDiets’ results of operations are included in our consolidated financial statements from the date of acquisition.

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

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $22.9 million as of March 31, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues and/or reducing our operating expenses. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we would be required to raise additional debt or equity financing. Such financing, if available, may dilute our shareholders’ ownership interest in our Company. If we raise capital in the future by issuing additional securities, shareholders may experience dilution and a decline in the value of their shares of our common stock.

There are no assurances we will realize the anticipated benefits of the acquisition of eDiets and Infusion.

In February 2013 we closed the eDiets Acquisition and in April 2014 we closed the Infusion Merger. The future success of these acquisitions will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining ASTV, eDiets and Infusion. We are in the early stages of integrating Infusion’s operations into our historical operations. The integration of the three companies will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. In addition, we may not achieve anticipated synergies or other benefits of the mergers. The combined company may encounter the following difficulties, costs and delays involved in integrating these operations:

•

failure to integrate the three companies’ businesses and operations;

•

failure to successfully manage relationships with customers and other important relationships;

•

failure of customers to continue using the services of the combined company;

•

difficulties in successfully integrating the management teams and employees of our company and Infusion;

•

challenges encountered in managing larger operations;

•

the loss of key employees;

•

failure to manage the growth and growth strategies of both companies;

•

diversion of the attention of management from other ongoing business concerns;

•

potential incompatibility of technologies and systems;

•

potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the mergers; and

•

potential incompatibility of business cultures.

If the combined company’s operations after the mergers do not meet the expectations of the customers of our companies before the mergers, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition. If the management team is not able to develop strategies and implement a business plan that successfully addresses these difficulties, we may not realize the anticipated benefits of the merger. In particular, we are likely to realize lower earnings per share, which may have an adverse impact on our Company and the market price of our common stock.

We may never achieve or sustain profitability.

We may continue to incur losses as we attempt to develop and expand our operations and to market and sell our products. We entered into the mergers with eDiets and Infusion in part because of expected synergies with these companies, including operating a larger entity with greater critical mass of direct response marketing which could reduce the media buying pricing for the combined company and lower expenses due to an elimination in certain duplicate administrative costs, such as finance, legal, and marketing. There are no assurances; however, these expected cost savings will materialize. While we expect that our revenues will increase following the merger with Infusion as a result of consolidating that company’s results of operations with ours, because of the uncertainty regarding the scope of increased revenues and expected cost savings, there are no assurances that we will ever achieve or sustain profitability.

We have reported operational losses since inception, eDiets, Infusion and Ronco have histories of losses, and we cannot anticipate with any degree of certainty what our revenues will be in future periods.

At March 31, 2014, we had a cash balance of approximately $5,000 and a working capital deficit of $2.9 million. Even if we are able to substantially increase revenues and reduce operating expenses following the Infusion Merger, we may need to raise additional capital. In order to continue operating, the combined company may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. In the past, we have actively pursued a variety of funding sources including private offerings and have consummated certain transactions in order to address their respective capital requirements. However, we may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

We have $10,180,000 principal amount MIG7 Note which matures on April 3, 2015, unless extended for an additional 180-day period, and we may not have available capital to satisfy such note when it becomes due.

The MIG7 Note is collateralized by all of our assets. We currently do not have sufficient cash to satisfy the note when it becomes due and there are no assurances we will be able to raise the funds if necessary.

Our contractual arrangements with Ronco Holdings, LLC may not be as effective in providing control over Ronco Holdings as direct ownership.

We have no equity ownership interest in Ronco Holdings, as we hold a participation interest in the secured debt of Ronco Holdings and an option to procure the remaining interest in such secured debt for an additional $2,350,000. While we also hold the right to designate the majority of the board of directors of Ronco Holdings, these arrangements may not be as effective in providing control over Ronco Holdings as direct ownership. In addition, we cannot assure you that Ronco Holdings management and shareholders would always act in our best interests.

We have to satisfy registration rights provisions under a 2010 Private Placement and we are obligated to make pro rata payments to the subscribers of the 2010 Private Placement in an amount equal to the aggregate amount of $156,000.

Under the terms of a private placement conducted in 2010, we provided that we would use our best reasonable effort to cause a registration statement to become effective within 180 days of the termination date of the offering. We failed to comply with the registration rights provision and are obligated to make pro rata payments to the subscribers under the private placement in an amount equal to the aggregate amount of $156,000. The payment of this amount remains due and, when paid, will reduce our available cash and could adversely impact funds available for operations.

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

We do not have any long-term contracts with manufacturers, suppliers or other service providers for our products. We do not produce or manufacture the products we market, and we utilizes third party companies to fulfill consumer orders and provide telemarketing services. If any manufacturer or supplier is unable, either temporarily or permanently, to manufacture or deliver products or provide services to us in a timely and cost effective manner, it could have an adverse effect on our financial condition and results of operations. Our ability to provide effective customer service and efficiently fulfill orders for merchandise depends, to a large degree, on the efficient and uninterrupted operation of the manufacturing and related call centers, distribution centers, and management information systems run by third parties. Any material disruption or slowdown in manufacturing, order processing or fulfillment systems resulting from strikes or labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, adverse weather conditions or comparable events could cause delays in our ability to receive and fulfill orders and may cause orders to be lost or to be shipped or delivered late. As a result, these disruptions could adversely affect our financial condition or results of operations in future periods.

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

Our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise we offer would result in significantly reduced revenues. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences. Failure to anticipate and respond to changing consumer preferences in the products we market could lead to, among other things, lower sales of products, significant markdowns or write-offs of inventory, increased merchandise returns and lower margins. In addition, eDiets’ success depends, to a large degree, upon the continued popularity of its program versus various other weight loss, weight management and fitness regimens, such as low carbohydrate diets, appetite suppressants and diets featured in the published media. Changes in consumer tastes and preferences away from eDiets’ digital weight-loss programs, and any failure to provide innovative responses to these changes, may have a materially adverse impact on its revenues. If we are not successful in anticipating and responding to changes in consumer preferences, our results of operations in future periods will be materially adversely impacted.

eDiets depends heavily on its network infrastructure and its failure could result in unanticipated expenses and prevent subscribers from effectively utilizing services, which could negatively impact eDiets’ ability to attract and retain subscribers.

eDiets’ ability to successfully create and deliver its content depends in large part on the capacity, reliability and security of networking hardware, software and telecommunications infrastructure. Failures of network infrastructure could result in unanticipated expenses to address such failures and could prevent subscribers from effectively utilizing services, which could prevent eDiets from retaining and attracting subscribers. The hardware infrastructures on which the eDiets’ system operates are located in Chicago, Illinois and Lithia Springs, Georgia. eDiets does not currently have a formal disaster recovery plan. Its system is susceptible to natural and man-made disasters, including terrorism, earthquakes, fires, floods, power loss and vandalism. Further, telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of its systems. eDiets’ insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in its systems. Accordingly, we could incur capital expenditures in the event of unanticipated damage.

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

The United States Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC Bulletin Board has been substantially less than $5.00 per share and we do not meet any of the other rule exclusions, and therefore our common stock is currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

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

At June 16, 2014, we had outstanding warrants to purchase an aggregate of 94,634,234 shares of common stock exercisable at various prices and options to purchase an aggregate of 7,148,836 shares of common stock exercisable at various prices. As a result of the Infusion Merger Agreement, outstanding warrants include a warrant to purchase 30,136,173 shares as of June 16, 2014, representing 4.99% of the common stock of the Company on a fully diluted basis, on the date of exercise, at an exercise price of $0.001 per share. If all the warrants and options are exercised, based on 531,815,115 shares of common stock issued and outstanding on June 16, 2014, our issued and outstanding shares would increase by 19%. In the event that a liquid market for our common stock develops, of which there is no assurance, to the extent that holders of our warrants and options exercise such convertible securities, our existing shareholders will experience dilution to their ownership interest in our Company. In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, the market price of our common stock may decrease due to the additional shares in the market.

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

In connection with recent financings, we have issued a significant number of warrants and other securities that, as a result of the terms of these warrants and other securities, each are considered a derivative liability under U.S. generally accepted accounting principles. At each of our financial reporting periods, we are required to determine the fair value of such derivatives and record the fair value adjustments as non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. Due to the volatile nature of our share price, we expect that we will recognize non-cash gains or losses on its derivative instruments each reporting period and that the amount of such non-cash gains or losses could be material.

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our shareholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporations Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders. Further, our articles of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board may, without shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

PROPERTY.

Our corporate offices are located in Clearwater, Florida. This location is approximately 10,500 square feet which includes approximately 5,000 square feet of studio production space. On February 1, 2012, we entered into a new 36-month lease agreement on our existing headquarters facility. Terms of the lease provided for a base rent payment of $7,875 per month for the first 12 months, increasing 3% per year thereafter. On August 23, 2013, the lease on our headquarters facility was amended, decreasing our base rent payments to $5,688 per month and extending the term of the lease through January 31, 2018. The amended lease further provides for annual increases in the base rent commencing February 1, 2015, based on the Consumer Price Index of the immediately preceding calendar year but in no event less than 3% per annum. The lease contains no provisions for a change in the base rent based on future events or contingent occurrences. This location is sufficient to support current and anticipated operations.

ITEM 3.

LEGAL PROCEEDINGS.

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, except as otherwise disclosed below, we are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Subsequent to the period covered by this report, on or about June 13, 2014, the Company became aware of a former director of the Company filing a complaint in the U.S. District Court in the Eastern District of Pennsylvania, styled Michael Cimino v. As Seen On TV, Inc., Steven A. Rogai and Ronald C. Pruett, Jr., Case No. 2:14-cv-03461-GAM, alleging that the Company breached certain settlement and equity compensation matters relating to the director’s resignation from the Company in 2011. The complaint also names the Company’s former chief executive officers as defendants. The plaintiff is seeking approximately $3.5 million in damages, pre and post judgment interest, attorneys’ fees, together with an unspecified amount of punitive damages. The Company, based on its preliminary review, believes that the claims are without merit. In addition, as the Company has not yet been served in this matter, it has not determined the potential liability associated with the claims, if any. In the event the plaintiff takes any further steps to prosecute the lawsuit, the Company intends to retain counsel and vigorously defend the action.

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

	High	Low
Fiscal 2013
First quarter ended June 30, 2012	$1.15	$0.60
Second quarter ended September 30, 2012	$1.05	$0.65
Third quarter ended December 31, 2012	$0.80	$0.65
Fourth quarter ended March 31, 2013	$0.74	$0.30
Fiscal 2014
First quarter ended June 30, 2013	$0.40	$0.30
Second quarter ended September 30, 2013	$0.30	$0.12
Third quarter ended December 31, 2013	$0.15	$0.07
Fourth quarter ended March 31, 2014	$0.08	$0.05
Fiscal 2015
First quarter ended June 30, 2014	$0.11	$0.06

Holders

The last sale price of our common stock as reported on the OTC Bulletin Board on June 16, 2014 was $0.07 per share. As of June 16, 2014, there were approximately 500 record owners of our common stock.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in reports file with the SEC, we have not sold any unregistered equity securities during the period covered by this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for fiscal 2014 and fiscal 2013 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under “Item 1A. Risk Factors”, “Cautionary Statement Regarding Forward-Looking Information” and “Business” sections in this Annual Report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

As Seen On TV, Inc. is a direct response and retail marketing company and owner of AsSeenOnTV.com, eDiets.com, and effective April 2, 2014, Infusion Brands, Inc. We identify, develop and market consumer products for global distribution via TV, Internet and retail channels. In February 2013 we acquired eDiets.com, Inc. and following this transaction our business is organized along two segments. The ASTV segment is a direct response marketing company that identifies and advises in the development and marketing of consumer products. The eDiets segment is a subscription-based nationwide weight-loss oriented digital subscription service.

Although the Company made the decision to divest its dietary meal component in September 2013, when considering the acquisition of eDiets, we believed that the combination could create a stronger, more scalable business and facilitate our strategic objective of becoming one of the top providers of ecommerce products and solutions.

Subsequent to the period covered by this report, on April 2, 2014, the Company entered into the Infusion Merger Agreement with IBI, Infusion, and ASTV Merger Sub, Inc. Effective April 2, 2014. ASTV Merger Sub, Inc. merged with and into Infusion, with Infusion continuing as the surviving corporation and becoming a direct wholly owned subsidiary of the Company.

Pursuant to the terms of the Infusion Merger Agreement the Company issued to IBI 452,960,490 shares of its common stock in exchange for all of the outstanding shares of Infusion common stock. As a result, IBI became the majority shareholder of the Company, owning approximately 85.2% of the Company’s outstanding common stock as of the date of the Infusion Merger and 75% of Company’s outstanding common stock on a fully diluted basis.

The Infusion merger transaction will be treated as a reverse merger under the acquisition method in accordance with the provisions of FASB ASC – Business Combinations, whereby Infusion will be the accounting acquirer (legal acquiree) and the Company (As Seen On TV, Inc.) the accounting acquiree (legal acquirer). Accordingly, effective with the merger closing, the historical financial records of the Company are those of the accounting acquirer, adjusted to reflect the legal capital of the accounting acquiree.

Infusion is an international consumer brands products company that creates, designs, distributes and sells consumer products through international distribution channels. Infusion products include a line of Do It Yourself (“DIY”) innovative power tools marketed under the DualTool® brand, which includes innovative saws, drills, sanders and polishers to the growing DIY consumer market and a growing line of cleaning products under the DOC brand. In addition, under the well-recognized Ronco® brand, the Company markets an extensive line of household consumer products, primarily through Direct Response (“DR”) channels, including the Pocket Fisherman, Showtime Rotisserie, Veg-O-Matic and Smart Juicer, among others.

Infusion and Ronco intend to continue to expand their marketing efforts targeting traditional established DIY and home goods retail outlets in the US and internationally as well as TV and print media.

Management believes that the acquisition of Infusion, with their international distribution channels and expanding product lines, could significantly improve the Company’s operational results. Further, Infusion will be able to capitalize on the Company’s ecommerce platforms already in place which we believe have been significantly enhanced by our recent restructuring program.

Since the closing of the acquisitions of eDiets and Infusion, we have undertaken extensive internal changes which we believe, when completed, will enable us to operate as a combined organization, utilizing common information and communication systems, operating procedures, financial controls and human resources practices. Those changes include a significant reduction in personnel and an enhanced emphasis brought about in part through the divestiture of our meal delivery service in our second fiscal quarter allowing the Company to better focus our limited resources on the eDiets digital subscription-based plans. In addition, we have directed significant Company resources to develop and deploy our ecommerce platforms on behalf of third parties, which we believe may prove more profitable for the Company. Under this structure, we would not recognize total revenue with sales transactions but rather a negotiated percentage of each transaction. This approach, if successful, would eliminate many costs and the administrative burden of purchasing and carrying inventories, while capitalizing on our ecommerce platforms and distribution potential already owned by the Company.

We believe this shift in focus to ecommerce based revenues could be accomplished principally through maximizing resources and assets already held by the Company. While we currently receive a royalty through our ownership of the url AsSeenOnTV.com, this outlet presents the opportunity to generate revenues from both referrals or the placement and distribution of our own products or products for which we will receive a licensing fee. Distribution of third party products through this channel provides us with the opportunity to expand revenues without a costly proportionate expansion of infrastructure, including support personal and inventory purchase and management costs.

In furtherance of our shift to focus to ecommerce platforms and to reduce operating expenses, on October 11, 2013, the Company completed the sale to Chefs Diet National Co., LLC (“Chef’s Diet”), a subsidiary of Chef’s Diet Corp., of certain assets (the “Meal Delivery Assets”) relating to the eDiets meal delivery business pursuant to an Asset Purchase and Revenue Sharing Agreement (the “Agreement”) dated August 23, 1013 between eDiets and Chef’s Diet. The disposed assets consist primarily of a customer database of active and inactive eDiets customers. In addition, eDiets granted Chef’s Diet a perpetual royalty-free license to content and certain other intellectual property used in connection with the eDiets meal delivery business. As a result of the sale of our Meal Delivery Assets component, the financial statements included in the Annual Report have been presented in accordance with the provisions of ASC 205-20 Discontinued Operations for all periods presented.

The base sales price of $1.1 million consisted of an initial cash payment of $200,000, which was collected prior to March 31, 2014, plus deferred cash payments totaling $900,000 payable as follows: (i) eight quarterly payments beginning January 1, 2014, in an amount equal to the greater of $56,250 or 7% of adjusted gross revenue for the immediately preceding period, and (ii) eight quarterly payments beginning January 1, 2016, in an amount equal to the greater of $56,250 or 5% of adjusted gross revenue for the immediately preceding period. In addition, Chef’s Diet will make up to four quarterly bonus payments of up to $50,000 each if it meets certain customer acquisition and retention targets. The elimination of our meal delivery program, while having a negative effect on revenues in the near term, has had, and is expected to have, a significant reduction in operating expenses. As a result of this divestiture, the meal delivery component of our dietary programs has been recorded as a discontinued operation in our condensed consolidated financial statements.

In connection with the Agreement, the Company retained a perpetual, nonexclusive, worldwide, royalty free right and license to use the Meal Delivery Assets in its business provided that it shall not utilize such assets to promote any fresh, frozen or prepared meal program, as defined.

We continue to face a number of challenges during fiscal 2015, including operating within the highly competitive industries, effectively responding to ever changing consumer preferences and completing our Infusion Brands and eDiets integrations. We may also need additional fundings to provide the resources necessary to continue in business and to realize the expected benefits of our initiatives. In light of the Company’s results from operations, the Company intends to continue to evaluate various possibilities, including: (i) raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, (ii) selling one or more lines of business, or all or a portion of the Company’s assets, (iii) entering into a business combination, and (iv) aggressively restructuring existing operations, including reducing or eliminating less promising operations or liquidating assets. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s shareholders or that result in the Company’s shareholders losing all of their investment in the Company. There can be no assurance that the Company will be successful in effecting any of the above possibilities.

We reported a net loss of approximately $9.3 million for the fiscal year ended March 31, 2014. At March 31, 2014, we had a working capital deficit of approximately $2.9 million, an accumulated deficit of approximately $22.9 million and cash used in operations for the fiscal year ended March 31, 2014 of approximately $3 million. Subsequent to the period covered by this report, pursuant to a Senior Note Purchase Agreement dated as of April 3, 2014, by and among the Company, Infusion, eDiets.com, Inc., Tru Hair, Inc., TV Goods Holding Corporation, Ronco Funding LLC (collectively, the “Credit Parties”), and MIG7 Infusion, LLC (“MIG7” and such agreement, the “Note Purchase Agreement”), the Credit Parties sold to MIG7 a senior secured note having a principal amount of $10,180,000 bearing interest at 14% and having a maturity date of April 3, 2015 (the “MIG7 Note”). The MIG7 Note is subject to automatic extension for an additional 180-day period in the event that the Credit Parties have requested such extension in writing at least 60 days prior to the original maturity date, no event of default under the Note Purchase Agreement is then in existence, and the Company’s consolidated revenues, as determined in accordance with generally accepted accounting principles, and EBITDA for the 12 months immediately preceding the request equal or exceed $39,000,000 and $6,000,000, respectively. During such extension the MIG7 Note would bear interest at a rate of 15.5%. Funding of the amounts borrowed under the MIG7 Note was made in two tranches, with the first funding of $7,400,000 occurring on April 3, 2014, and the second funding, which resulted in funding of an aggregate gross amount of $10,180,000 under the Note Purchase Agreement, occurring on May 1, 2014.

Results of operations

The Company’s meal delivery operations were a component for our eDiets subsidiary which delivered fresh and frozen diet or wellness focused meals to our customers. Management believes the divestiture of this component, as described above, will allow the Company to streamline its operations and focus its limited dietary resources on ecommerce based platforms, which it believes is the future of the dietary and wellness industries.

For the fiscal year ended March 31, 2014, the Company’s discontinued meal delivery component had operational losses of $15,165,000. As a result of this divestiture, the Company recognized a non-cash charge of $14,631,000, including a write down of goodwill of $9,300,000 and $5,331,000 in identifiable intangible assets, resulting from the Company’s determination that it would not be able to recover the carrying value of its investment in this component and that it would not be able to recover the carrying value of its finite-lived intangible assets in this component and therefore recorded the related loss in discontinued operations. As a result of this impairment, the Company carries no remaining goodwill. No tangible assets or liabilities were transferred in the divestiture of the meal delivery component.

The results of operations for the meal delivery component has been reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The following table summarizes the results of operations for the discontinued component:

	Year Ended March 31,
	2014	2013
Net sales	$1,975,963	$703,747
Operating (loss)	(1,812,507)	(439,710)
Asset sale	1,100,000	—
Impairment charge related to goodwill and finite-lived intangibles	(14,631,439)	—
Other income	18,249	—
Income tax benefit (expense)	—	—
Loss from discontinued operations, net of taxes	$(15,325,697)	$(439,710)

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

The following tables reflect results of operations from our business segments for the years ended March 31, 2014 and 2013:

	Year Ended March 31, 2014
	ASTV	eDiets	Corporate and other	Total
Revenues	$1,224,245	$761,350	$—	$1,985,595
Costs of revenues	1,250,249	91,280	—	1,341,529
Gross profit (loss)	(26,004)	670,070	—	644,066
Gross profit (loss) %	(2% )	88%	0%	32%

Allocated operating expenses:
Selling and marketing expense	88,986	(20,185)	—	68,801
General and administrative expenses	2,743,121	369,798	2,222,172	5,335,091

Income (loss) from operations	(2,858,111)	320,457	(2,222,172)	(4,759,826)
Revaluation of warrants and interest	(5,772)	2,328	10,759,545	10,756,101
Loss from discontinued operations	—	(15,325,697)	—	(15,325,697)
Net income (loss) before taxes	$(2,863,883)	$(15,002,912)	$8,537,373	$(9,329,422)

	Year Ended March 31, 2013
	ASTV	eDiets	Corporate and other	Total
Revenues	$9,313,213	$90,545	$—	$9,403,758
Costs of revenues	6,979,898	342	—	6,980,240
Gross profit	2,333,315	90,203	—	2,423,518
Gross profit %	25%	100%	—	26%

Allocated operating expenses:
Selling and marketing expense	3,969,177	(16,667)	—	3,952,510
General and administrative expenses	5,224,123	61,642	1,493,452	6,779,217

Loss from operations	(6,859,985)	45,228	(1,493,452)	(8,308,209)
Revaluation of warrants and interest	(770)	(849)	12,446,297	12,444,678
Loss from discontinued operations	—	(439,710)	—	(439,710)
Net income (loss) before taxes	$(6,860,755)	$(395,331)	$10,952,845	$3,696,759

We measure the profit or loss of our segments or “segment operating income (loss).” We define segment operating income (loss) as income from operations before warrant revaluation income or loss, net interest expenses and income taxes and excludes unallocated corporate overhead. We have no intersegment revenues, profits or losses. The amounts under the caption, “Corporate and Other” in this table are unallocated corporate overhead items. Loss from discontinued operations for fiscal year ended March 31, 2014, reflects the losses from our meal delivery component and impairment of diet related intangibles including $5,331,000 in identifiable intangibles and $9,300,000 in related goodwill.

Revenues

ASTV segment

We generate revenues in our ASTV segment from a number of sources. In the fiscal 2014 and fiscal 2013 periods, these sources included:

•

heater sales (fiscal 2013),

•

other product sales, and

•

royalty fees.

While there can be no assurance, management believes that continuing to develop a marketing strategy based upon distributing developed products through our AsSeenOnTV.com url, will ultimately prove a successful strategy.

ASTV segment revenues for the fiscal year ended March 31, 2014 declined 87% from the comparable period of the preceding year. This very sharp decline was due to the absence of sales of our heater unit during the current year. Revenues related to the Company’s heater products totaled approximately 64% of total revenues for the fiscal year ended March 31, 2013. The suspension of these revenues represents the Company’s intentional shift in focus from traditional direct response, inventory intensive model, to an ecommerce based model which we believe requires less capital per revenue dollar and improvement of the Company’s long-term prospects.

Product sales represent limited ASTV sales of various consumer direct response products. These sales declined during the fiscal year ended March 31, 2014, compared to the prior year as the Company reduced expenditures on media spending to conserve cash during its restructuring resulting in reduced product sales revenue.

Commission and royalty fees income, totaling $509,200 and $304,200 in the fiscal year ended March 31, 2014 and 2013, respectively, primarily represent fees received by the Company under an agreement associated with our AsSeenOnTV.com url and partnership fees associated with products appearing on home shopping networks. The royalty fees includes minimum fees due the Company resulting from its acquisition of the AsSeenOnTV.com url, completed in June 2012. While there can be no assurance, it is hoped that these royalty fees will increase in the future as web-related revenues for those utilizing our website increase.

Infomercial production ceased during the current fiscal year. This reflected the Company’s decision to shift away from infomercial production to ecommerce driven sales of consumer products, including ecommerce dietary products which the Company believes has a higher earnings potential. The Company has no plans to develop infomercial production operations in the future.

Under the terms of an agreement dated November 20, 2013, Tru Hair, Inc., a wholly owned subsidiary of the Company, licensed certain trademarks to a third party in exchange for a cash payment of $25,000 and an undertaking by the third party to use reasonable best efforts to market, distribute and sell certain items held by Tru Hair, Inc.

eDiets segment

The Company intends to continue to focus its diet related programs on ecommerce platforms. As discussed above, on October 11, 2013, the Company completed the sale to Chef’s Diet of certain assets relating to the eDiets meal delivery component. The elimination of our meal delivery program, while having a negative effect on revenues for the current periods, has, and will continue to, significantly reduce operating expenses. It will also enable us to dedicate our limited dietary related resources to developing our ecommerce platforms.

Cost of revenues

Overall, cost of revenues for the fiscal year ended March 31, 2014 represented 68% of revenues compared to 74% of revenues for the prior fiscal year. This decrease between the periods is due primarily to the significant change in the overall product mix and strategy from tangible products inventoried, held and sold by the Company to an ecommerce based approach. Management of the Company plans to continue to expand this model in the future for more Infusion Brand products. The Company believes that, while there can be no assurance, the shift in emphasis in the ASTV segment away from a traditional distribution of purchased inventory items to a more ecommerce based subscription or royalty based model will better utilize the Company’s limited resources, providing a higher return.

Costs associated with the ASTV segment product sales include the direct costs of purchasing the products marketed as well as fulfillment costs associated with the taking and shipment of orders, merchant discount fees, royalties, commissions and shipping and freight costs, which can, and as happened in fiscal 2014 did, exceed the related revenues resulting in a loss. The Company does not manufacture any products in-house and relies on third-party suppliers, located primarily outside of the United States, for its inventory. Accordingly, our cost of products acquired for sale could vary significantly if fuel and transportation costs were to increase in the future. Costs associated with the eDiets segment sales, reflecting our dietary ecommerce programs, include credit card fees, product costs, fulfillment and shipping costs, as well as costs associated with revenue sharing or royalty costs related to license agreements with third party nutrition and fitness companies, Internet access fees and compensation for nutritional professionals.

Operating expenses

Operating expenses, consisting of selling and marketing expenses and general and administrative expenses, declined sharply for the fiscal year ending March 31, 2014, compared to the comparable periods of the preceding year. The bulk of this decrease is reflected in selling and marketing expenses attributable to the absence of selling and marketing expenses related to the Company’s heater sales campaign in the prior year which accounted for 64% of total revenues for the fiscal year ended March 31, 2013. There were no comparable heater sales or related costs for the fiscal year March 31, 2014.

General and administrative expenses decreased approximately $1,300,000 or 19% for the fiscal year ended March 31, 2014, compared to the preceding year. This decline was due in large part to the shift in sales focus between the periods to a more ecommerce structure as mentioned above. Administrative salaries and related cost declined approximately $430,000 as a direct result of a reduction in administrative staff as a cost reduction measure. While there can be no assurances, we anticipate administrative salaries as a percentage of revenues to continue to decline in future periods as a result of our acquisition of Infusion Brands, completed in April 2014. Stock based compensation also declined between the periods from $1,375,000 in fiscal 2013 to $944,000 for fiscal 2014. This decline of approximately $431,000 reflects the accelerated vesting of options as part of our termination agreement with our former CEO in March 2013, which totaled expense recognition of approximately $550,000.

In both fiscal 2014 and 2013, the Company recognized costs associated with mergers as incurred. For fiscal 2014 we recognized merger related costs associated with the Infusion Brands transaction, completed in fiscal 2015, of $157,600. During fiscal 2013, we recognized merger related costs associated with the eDiets transaction of $277,700. Insurance related costs increased between the periods by approximately $303,000 due in part to our acquisition of eDiets and related coverages.

Other (income) expenses

Other (income) expense primarily consists of the non-cash income or expense recognized on the periodic revaluation of the fair value of financing related warrants outstanding at the end of each period that, based on their provisions, are carried as liabilities on the Company’s records. For the fiscal year ended March 31, 2014, we reported warrant revaluation income of approximately $10,760,000. For the fiscal year ended March 31, 2013 we reported warrant revaluation income of approximately $13,951,000. These periodic revaluations have, and most likely will continue to, result in significant, non-cash income or expense being recognized at the end of any given period depending on fluctuations in the market value of our stock on each remeasurement date. In addition, in May 2014 the Company completed a financing with gross proceeds of $10,180,000, which contained a provision requiring the issuance of warrants representing 4.99% of our total outstanding shares with an exercise price of $0.0001 per share. Provisions within these warrants will also require fair value recognition of the related liability with income or expense recognition in addition to those outstanding at March 31, 2014. Investors should not place undue emphasis on our other income resulting from our revaluation of warrants outstanding when evaluating our actual operating performance.

Liquidity and capital resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash to operate the business. At March 31, 2014, we had a working capital deficit of approximately $2.9 million as compared to a working capital deficit of approximately $9.6 million at March 31, 2013. At March 31, 2014, our current assets decreased 91% and our current liabilities decreased 78%, respectively, from March 31, 2013. The sharp decrease in current liabilities was primarily due to a sharp decline in the Company’s warrant liabilities, decreasing from approximately $11,700,000 to $930,000 between the periods. This decline was attributable to a significant drop in the market price of our common stock, used in determining the fair value of the liability at the respective balance sheet dates. Principal changes in current assets at March 31, 2014 compared to March 31, 2013 include a decline in cash from approximately $2.4 million to $5,000 attributable primarily to operational losses during the period and sharp decline in accounts receivable reflecting our sharp decline in sales revenue, following the cessation of our heater sales program and our operational restructuring toward ecommerce based operations.

Net cash used in operating activities for the fiscal year ended March 31, 2014, was approximately $3 million. This use of cash was due in large part to our operational losses and decreases in the balance in accounts payable offset by a decrease in trade accounts receivable and inventory levels. The decline in accounts receivable and inventory levels primarily resulted from the wind-down of the Company’s heater sales program at the end of fiscal 2013.

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

As discussed above, subsequent to the period covered by this report, and in connection with the Infusion Merger, pursuant to a Note Purchase Agreement dated as of April 3, 2014, by and among the Credit Parties, and MIG7, the Credit Parties sold to MIG7 a Note. Funding of the amounts borrowed under the Note was made in two tranches, with the first funding of $7,400,000 occurring on April 3, 2014, and the second funding, which resulted in funding of an aggregate gross amount of $10,180,000 under the Note Purchase Agreement, occurring on May 1, 2014.

Under the Note Purchase Agreement, MIG7 is entitled to two board observer seats on each Credit Party’s board of directors, and, upon the written request of MIG7, to the nomination of two individuals selected by MIG7 for election to the board of directors of each Credit Party as full voting members of such boards.

Under the Note Purchase Agreement, the Company has delivered a warrant to purchase 4.9% of the common stock of the Company on a fully diluted basis to MIG7 Warrant, LLC, an affiliate of MIG7, at any time on or before the maturity date of the Note at an exercise price of $0.001 per share.

The Note Purchase Agreement contains a number of covenants restricting, among other things, dividends, liens, redemptions of securities, debt, mergers and acquisitions, asset sales, transactions with affiliates, capital expenditures, and prepayments and modifications of subordinated debt instruments. The Note Purchase Agreement contains customary events of default as well as events of default for failing to achieve certain targets for consolidated revenues and consolidated EBITDA for the 2014 and 2015 calendar years. Among other remedies, upon an event of default MIG7 would be entitled to sweep and retain 65% of all cash deposited in the operating account of the Company until all obligations owing to MIG7 are paid in full.

The obligations of the Credit Parties under the Note are collateralized by substantially all of their respective assets under a Security Agreement between the Credit Parties and MIG7 and the Company has agreed to pledge the stock of all other Credit Parties that are corporations under a Pledge Agreement.

In connection with the Note Purchase Agreement and the transactions contemplated thereby, the Credit Parties, MIG7, and Vicis Capital Master Fund entered into an intercreditor agreement pursuant to which MIG7, and Vicis Capital Master Fund agreed among other matters to share priority under and allocation of amounts owing to each of them under the Senior Secured Debenture held by Vicis Capital Master Fund and under the Note.

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

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Ronald C. Pruett Jr. to serve as our chief executive officer. The term of the agreement was for one year and provided for successive one-year periods unless a notice of non-renewal is given by either party or the agreement is otherwise terminated sooner in accordance with its provisions. Pursuant to the agreement, Mr. Pruett received an annual base salary of $275,000, together with an additional salary of $275,000 during the first year of his employment with us. Mr. Pruett also received an option grant to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock, subject to vesting. The First Option Grant vested on the grant date, May 6, 2013, and had a per share exercise price equal to $0.35, the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant had a per share exercise price equal to $0.70. A portion of the Second Option Grant, 656,250 options, vested on May 6, 2013. Following the Infusion Merger, Mr. Pruett resigned as President and Chief Executive Officer of the Company (and all positions with our subsidiaries). Mr. Pruett elected to terminate his employment effective May 1, 2014. The termination agreement modified certain terms of his employment agreement and provided that Mr. Pruett was entitled to receive the balance of additional salary due him totaling approximately $72,000, which will be paid over a period of approximately three months beginning May 1, 2014. In addition, in accordance with our stock option plans, his options granted, both vested and unvested, will expire 90-days from the date of his resignation.

On June 13, 2013, TV Goods, the Company’s wholly owned subsidiary, entered into a termination agreement (the “Termination Agreement”) with Presser Direct, LLC (“Presser Direct”) under which it terminated a Purchasing and Marketing Agreement (the “P & M Agreement”) between TV Goods and Presser Direct dated March 7, 2012, relating to the manufacture, marketing, sale and distribution of the SeasonAire heater and related product lines. Under the Termination Agreement, TV Goods agreed to pay approximately $309,000 related to previously purchased inventory and approximately $146,000 attributable to royalty payments under the P & M Agreement, of which $65,000 was to be held in escrow pending delivery of replacements for damaged or defective SeasonAire heaters and related products previously sold by TV Goods. TV Goods also agreed to transfer title to certain assets relating to the products, including infomercials and intellectual property, to Presser Direct. Presser Direct agreed to pay TV Goods $50,000 for existing SeasonAire inventory, to assume obligations to make all royalty payments relating to SeasonAire sales after July 31, 2013 and to assume all liabilities relating to the SeasonAire products after June 13, 2013, except for certain warranty obligations relating to SeasonAire products sold prior to that date. TV Goods and Presser Direct released each other from all obligations under the P & M Agreement, so that the only surviving obligations were those arising under the Termination Agreement.

Leases

On February 1, 2012, the Company entered into a new 36-month lease agreement on our existing headquarters facility. Terms of the lease provide for a base rent payments of approximately $7,900 per month for the first twelve months, increasing 3% per year thereafter. The lease contained no provisions for a change in the base rent based on future events or contingent occurrences. In accordance with the provisions ASC 840-Leases, the Company is recognizing lease expenses on a straight-line basis, which total $8,100 per month over the lease term.

On August 23, 2013, the lease on our headquarters facility was amended, decreasing our base rent payments to approximately $5,700 per month and extending the term of the lease through January 31, 2018. The amended lease further provides for annual increases in the base rent commencing February 1, 2015, based on the Consumer Price Index of the immediately preceding calendar year but in no event less than 3% per annum. In accordance with the provisions of ASC 840 – Leases, the Company is recognizing lease expense on a straight line basis, which totals approximately $5,900 per month over the lease term.

During September 2012, eDiets entered into a one year lease for office space in Pompano Beach, Florida. The lease covered approximately 8,800 square feet at a monthly base rent of $9,800 per month. The Company did not renew this lease upon expiration and no longer occupies this facility.

The following is a schedule by year of future minimum rental payments required under our lease agreement on March 31, 2014:

Operating Lease
Year 1	$68,762
Year 2	70,825
Year 3	72,949
Year 4	55,934
Year 5	—
$268,470

Base rent expense recognized by the Company, attributable to its headquarters facility and eDiets facility was approximately $131,000 and $107,000 for the years ended March 31, 2014 and 2013, respectively.

Other Commitments

Under the terms of a 2010 private placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at both March 31, 2014 and March 31, 2013, respectively.

Critical accounting policies

There have been no changes to our critical accounting policies in the fiscal year ended March 31, 2014. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our audit committee. Those policies are discussed in our consolidated financial statements and the footnotes thereto.

Accounting Standards Updates

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures to this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2014. The Company is currently evaluating the impact that this ASU will have on its financial statements.

In May 2014, the FASB has issued No. 2014-09, “Revenues from Contracts with Customers (Topic 606)”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact that this ASU will have on its financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework — 1992. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of March 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the SEC that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014, has not been audited by our auditors, EisnerAmper LLP or any other independent registered accounting firm.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and executive officers

The following table provides information on our directors and executive officers:

Name	Age	Position

Robert DeCecco	46	Chief Executive Officer and Chairman of the Board of Directors
Dennis W. Healey	65	Chief Financial Officer and Director
Mary Mather	53	Secretary, Treasurer and Director
Greg Adams	53	Director
Kevin Richardson, II	43	Director
Shadron Stastney	45	Director

Robert DeCecco.  Mr. DeCecco has served as a director of the Company since April 2, 2014 and chief executive officer of the Company since April 10, 2014. Since 2010, Mr. DeCecco has served as president and chief executive officer of Infusion Brands International, Inc. (“IBI”), formerly the parent company of Infusion, our wholly owned subsidiary and a company that produces and sells consumer products. Mr. DeCecco has also served as chief financial officer of IBI from 2009 until 2011. Mr. DeCecco still holds his positions with IBI, although the Company has now acquired all of the business and assets of Infusion. In addition, IBI is now a controlling shareholder of the Company.

Dennis W. Healey.  Mr. Healey, a certified public accountant, has served as our chief financial officer since October 2011 and as a director since April 2014. Since November 2007, Mr. Healey has provided accounting and financial reporting services to various private and public companies. Commencing first quarter 2010 through the date of his appointment as chief financial officer, Mr. Healey provided accounting and financial consulting services to us. From 1980 until October 2007, Mr. Healey served as vice president of finance and chief financial officer of Viragen, Inc., a public company specializing in the research and development of biotechnology products. Viragen filed for an assignment for the benefit of creditors in October 2007. Mr. Healey received a B.B.A. degree in accounting from the University of Florida and is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Mary Mather.  Ms. Mather has served as a director of the Company since April 2, 2014 and secretary and treasurer since April 10, 2014. Since August 2010 she has served as vice president of finance of IBI and since June 2011 she has served as chief financial officer and treasurer of IBI. Ms. Mather has a 25 year career in the area of accounting (both public and private) and finance. From 2006 to 2009 she served as chief financial officer of City Lights Productions, Inc. a television, film and post production company in New York. Prior to working at City Lights, she held the position of chief financial officer for Howard Schwartz Recording, Inc. (a/k/a hsr/ny), the largest privately owned and operated audio production facility in the United States. Ms. Mather also served as treasurer for Hanseatic Corporation, a private equity company that takes an active role on the boards of its portfolio companies until these companies have reached the size and maturity necessary to be accepted by the public market. Ms. Mather also spent thirteen years in public accounting with Moore Stephens CPAs in New York and Houston and Deloitte & Touche in Houston in the areas of auditing and taxation. Ms. Mather is a CPA licensed in Texas and New York and holds a BBA in Accounting from University of Texas at Austin and an MBA from Columbia Business School in New York.

Greg Adams.  Mr. Adams has served as a member of our board of directors since December 2011. He has served as chief financial officer and secretary since March 2008 and chief operating officer since 2010 of Green Earth Technologies, Inc. (OTCBB: GETG), a company that markets, sells and distributes branded, environmentally-friendly, bio-based performance and cleaning products to the oil field services, automotive aftermarket and outdoor power equipment markets. From 1999 to 2008, he served as a chief financial officer, a chief operating officer and a director of EDGAR Online Inc., a provider of business information. From 1994 to 1999, he was also chief financial officer and senior vice president, finance of PRT Group Inc., a technology solutions company and the Blenheim Group Plc., U.S. Division, a conference management company. Mr. Adams began his career in 1983 at KPMG in the audit advisory practice where he worked for 11 years. Mr. Adams is a certified public accountant, a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants, and served as vice chairman of Financial Executives International’s committee on finance and information technology. He received a B.B.A. degree in Accounting from the College of William & Mary.

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

Shadron Stastney.  Mr. Stastney has been a member of our board of directors since April 2, 2014. He has served as a director of IBI since September 2010. Mr. Stastney is a founding partner of Vicis Capital LL ("Vicis"). He graduated from the University of North Dakota in 1990 with a B.A. in Political Theory and History, and from Yale Law School in 1994 with a J.D. focusing on corporate and tax law. From 1994 to 1997, he worked as an associate at Cravath, Swaine and Moore in New York, where he worked in the tax group and in the corporate group, focusing on derivatives. In 1997, he joined CSFB‘s then-combined convertible/equity derivative origination desk. From 1998 through 2001, he worked in CSFB’s corporate equity derivatives origination group, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets. In 2001, he jointly founded Victus Capital Management, LP, and in 2004, he jointly founded Vicis. Mr. Stastney also jointly founded Vicis Capital Management LLC in 2001. Mr. Stastney has been a director of China Hydro from January 2010 to September 2013, Master Silicone Carbide from September 2008 to June 2013, Amacore Holdings, Inc. from August 2008 to June 2012, China New Energy from August 2008 to June 2013, Zurvita Holdings, Inc. since March 2010, OptimizeRX Corporation CEO and director from July 2010 to September 2013 and Ambient Corporation from 2007 to September 2013. Mr. Stastney was also a director of MDWerks from May 2008 to August 2009. On September 18, 2013, without admitting or denying the findings of the SEC, Mr. Stastney (as a member of Vicis Capital, LLC, which acts as investment advisor to Vicis Capital Master Fund (the “Fund”)) consented to the entry of an administrative order (the “Order”) by the SEC instituting administrative and cease-and-desist proceedings pursuant to Sections 203(f) and 203(k) of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Section 9(b) of the Investment Company Act of 1940, as amended. The order, entitled In the Matter of Shadron L. Stastney, resolved issues relating to a failure to disclose a material conflict of interest to the trustee of the Fund, and the engagement in an undisclosed principal transaction with the Fund. In conjunction with the Order, Mr. Stastney agreed to cease and desist from committing or causing any violations and any future violations of Sections 206(2) and 206(3) of the Advisers Act, to be barred from association with any investment adviser, broker, dealer, municipal securities dealer, or transfer agent and prohibited from serving or acting as an employee, officer, director, member of an advisory board, investment adviser or depositor of, or principal underwriter for, a registered investment company or affiliated person of such investment adviser, depositor, or principal underwriter, with the right to apply for reentry after eighteen months (except that he may continue to remain associated with Vicis Capital, LLC as a managing member solely for the purpose of engaging in activities and taking actions that are reasonably necessary to wind down the Fund, subject to the oversight of an independent monitor paid for by Mr. Stastney), and pay disgorgement of $2,033,710.46, prejudgment interest of $501,385.06, and a civil monetary penalty of $375,000.

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

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, we seek to create a board of directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our board has not considered or adopted any of these policies as, excluding the director nomination rights granted to MIG7 in April 2014 under the Note Purchase Agreement, we have never received a recommendation from any shareholder for any candidate to serve on our board of directors. Given our relative size, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our board.

Board leadership structure and board’s role in risk oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the Chairman of the Audit Committee and other members of our board of directors meet regularly with management to discuss strategy and risks we face. Our chief financial officer attends all board meetings and is available to address any questions or concerns raised by the board on risk management and any other matters. The independent members of the board work together to provide strong, independent oversight of our management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Director independence

While the OTC Bulletin Board does not impose any qualitative standards requiring companies to have independent directors, the board of directors has determined that two of our directors, Mr. Adams and Mr. Richardson have no relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is an “independent director” as defined in the Nasdaq Marketplace Rules.

Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors.

Board committees

The board of directors has a standing Audit and Compensation committee. Each committee has a written charter. Copies of the committee charters are available without charge upon written request to our Corporate Secretary. All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Name	Audit Committee	Compensation Committee

Greg Adams	✓*	✓
Kevin Richardson, II	✓	✓*

———————

*

Denotes chairperson.

Audit Committee. The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

•

the integrity of our financial statements;

•

our compliance with legal and regulatory requirements; and

•

the qualifications and independence of our independent registered public accountants.

The board has determined that Mr. Adams qualifies as an “audit committee financial expert” as defined by the SEC.

Compensation Committee. The Compensation Committee is responsible for overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans. The chief executive officer provides input to the committee with respect to the individual performance and compensation recommendations for the other executive officers. Although the committee’s charter authorizes the committee to retain an independent consultant, no third party compensation consultant was engaged for fiscal 2014.

Director qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that our board of directors to conclude that the individual should be serving as a director of the Company.

Robert DeCecco – Mr. DeCecco’s experience as chief executive officer of IBI was the primary factor considered by the Board. Specifically, the Board viewed favorably his experience in the direct response marketing industry, together with his management expertise, in reaching their conclusion.

Dennis Healey – Mr. Healey’s extensive experience in corporate finance and public company management were factors considered by the board. Specifically, the board viewed favorably his roles at Viragen, Inc. and our company, together with his experience in public accounting and his membership the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants AICPA in reaching their conclusion.

Mary Mather – Ms. Mather’s extensive experience in corporate finance and accounting were factors considered by the board. Specifically, the board viewed favorably her public accounting experience with Moore Stephens CPAs in New York and Houston and Deloitte & Touche in Houston in the areas of auditing and taxation.

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

Shadron Stastney – Mr. Stastney’s extensive experience in corporate finance and serving on numerous board of directors of public companies were factors considered by the board. Specifically, the board viewed favorably his experience in the direct response marketing industry.

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

Director compensation

Pursuant to independent director agreements, we have agreed to pay our independent directors an annual fee of $18,000 for serving on the board of directors and an additional $3,000 per year for serving as a committee chairperson and $2,000 per year for serving on a committee in a non chairperson position. In addition, in fiscal 2013 we issued each independent director options to purchase up to 25,000 shares of our common stock. The independent director options are exercisable at 100% of the closing price of our common stock as reporting on the OTC Bulletin board on the date prior to such director’s appointment to the board. Options to purchase 12,500 shares of common stock vest 12 months from date of appointment to the board, and options to purchase 12,500 shares vest 24 months from date of appointment. The options are issued pursuant and subject to our equity incentive plan.

The information in the following table provides information paid for director compensation in fiscal 2014, excluding any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Greg Adams	$ 24,800	—	—	—	—	—	$ 24,800
Randolph Pohlman, PhD.(1)	$ 25,700	—	—	—	—	—	$ 25,700
Kevin Richardson	$ 19,500	—	—	—	—	—	$ 19,500

———————

(1)

Resigned effective April 2, 2014.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2014.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two fiscal years for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving at March 31, 2014 as executive officers as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at March 31, 2014.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The amounts included in the “Option Awards” column below represent the aggregate grant date fair value of the stock options granted, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 13 of the Notes to our Consolidated Financial Statements for the year ended March 31, 2014, appearing elsewhere in this report.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation (S)	All Other Compensation ($)	Total ($)
Kevin Harrington (1)	2014	$225,000	—	—	—	—	—	—	$225,000
	2013	$295,548	—	—	—	—	—	—	$295,548

Steven Rogai (2)	2013	$225,000	—	—	$247,450	—	—	—	$472,450

Dennis W. Healey (3)	2014	$140,000	—	—	—	—	—	—	$140,000
	2013	$140,000	—	—	$212,100	—	—	—	$352,100

Ronald C. Pruett, Jr. (4)	2014	$478,000	—	—	$970,675	—	—	—	$1,448,675

———————

(1)

Mr. Harrington served as senior executive officer from May 2010 until March 2013. He served as our chairman of the board from May 2010 through April 2014. He also served as interim principal executive officer from March 13, 2013 through May 3, 2013.

(2)

Mr. Rogai served as our chief executive officer until March 13, 2013. Option awards in fiscal 2013 reflect the aggregate fair value of options to purchase 350,000 shares of our common stock, exercisable at $0.68 per share, granted December 7, 2012. Excludes certain payments and benefits under Mr. Rogai’s Severance Agreement dated March 13, 2013, discussed below.

(3)

Mr. Healey serves as our chief financial officer. Option awards in fiscal 2013 reflect the aggregate fair value of options to purchase 300,000 shares of our common stock, exercisable at $0.68 per share, granted December 7, 2012.

(4)

Mr. Pruett served as our chief executive officer and president from May 2013 through April 10, 2014.

Employment agreements

Ronald C. Pruett, Jr.

Effective May 1, 2013, we entered into an employment agreement with Mr. Pruett to serve as our chief executive officer. The term of the agreement was for one year and provided for successive one-year periods unless a notice of non-renewal is given by either party or the agreement is otherwise terminated sooner in accordance with its provisions. Pursuant to the agreement, Mr. Pruett received an annual base salary of $275,000, together with an additional salary of $275,000 during the first year of his employment with us and options subject to vesting requirements. Following the Infusion Merger, he resigned as President and Chief Executive Officer of the Company (and all positions with our subsidiaries), effective as of April 10, 2014. Mr. Pruett elected to terminate his employment under the provisions of his agreement. The termination agreement modified certain terms of his employment agreement and provided that Mr. Pruett was entitled to receive the balance of additional salary due him totaling approximately $72,000, which will be paid over a period of approximately three months beginning May 1, 2014. In addition, in accordance with our stock option plans, his options granted, both vested and unvested, will expire 90-days from the date of his resignation.

Kevin Harrington

Effective on October 28, 2011, we entered into a three year services agreement with Mr. Harrington and Harrington Business Development, Inc. to provide executive services and for Mr. Harrington to serve as chairman of the board of directors. Under the agreement Mr. Harrington initially received base compensation per annum of $300,000, which was subsequently reduced to $225,000, and was entitled to such bonus compensation as determined by our board of directors from time to time. In addition, he was entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties, as well as up to a vacation of two weeks per annum and participation in in any pension, insurance or other employment benefit plan as maintained by us for our executives, including programs of life and medical insurance and reimbursement of membership fees in professional organizations. On April 2, 2014, he resigned from the board of directors and on June 5, 2014, we terminated the services agreement and agreed to pay Mr. Harrington $52,800 in full satisfaction and release by all parties of all rights and obligations under the services agreement and license agreement we entered into with Harrington.

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

Steve Rogai

On March 13, 2013, Steve Rogai and the Company entered into an Agreement and General Release (“Severance Agreement”) terminating his employment as chief executive officer as of that date. As part of this agreement and under the provisions of Mr. Rogai’s employment agreement, Mr. Rogai received severance including: (i) twelve (12) months base salary totaling $225,000, payable in four equal quarterly installments; (ii) quarterly payments totaling $14,091 representing reimbursement of one years’ health insurance premiums; (iii) $5,990 in accrued but unused vacation pay; and (iv) $3,000 in transitional auto allowance. The Company has recorded total severance expense of $242,091 related to this agreement during the year ended March 31, 2013, and $179,318 is included in accrued expenses as of March 31, 2013.

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

Employment Agreements Subsequent to Fiscal Year Ended March 31, 2014

Each of Ms. Mather and Messrs. DeCecco, and Stastney is party to an employment agreement with IBI, each of which was assigned to Infusion in connection with the Infusion Merger. The agreements provide for base salaries in the amount of $260,000 for Mr. DeCecco, $150,000 for Ms. Mather, and $175,000 for Mr. Stastney. Each agreement also provides for ordinary executive benefits and perquisites, and imposes standard non-competition and non-solicitation covenants. The agreements contain a provision which provides that for 360 days following any change in control, the termination or resignation of the employee will be treated as a termination without cause. As such, the employee would be entitled to severance compensation equal to the remaining compensation left for the term of his agreement, and all unvested stock, stock equivalents or stock options would immediately vest in full, free of Company-imposed restrictions. “Change in control” means either: (i) any person, entity or group acquires 51% or more of either the outstanding shares of common stock or the combined voting power of the company's outstanding voting securities entitled to vote generally in the election of directors; or (ii) Infusion's shareholders approve a reorganization, merger or consolidation with respect to which persons who were the shareholders of Infusion immediately prior to such event no longer own 51% or great of the outstanding voting securities of Infusion. In connection with the Infusion Merger, each such employee has executed an amendment to their employment agreement with Infusion to set the expiration date of the employment agreements at June 15, 2018, and waive for 360 days any right to change in control payments to which they might otherwise be entitled upon resignation or termination for cause following the Infusion Merger.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of March 31, 2014:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Ronald C. Pruett, Jr.(1)	425,000	—	—	0.35	5/06/23	—	—	—	—
	656,250	—	—	0.70	5/06/23	—	—	—	—
	—	656,250	—	0.70	5/06/23	—	—	—	—
	—	656,250	—	0.70	5/06/23	—	—	—	—
	—	656,250	—	0.70	5/06/23	—	—	—	—

Kevin Harrington(2)	—	—	—	—	—	—	—	—	—

Steve Rogai(3)	350,000	—	—	1.50	5/25/15	—	—	—	—
	150,000	—	—	0.96	9/26/16	—	—	—	—
	350,000	—	—	0.68	12/07/22	—	—	—	—

Dennis W. Healey	50,000	—	—	1.50	5/26/15	—	—	—	—
	50,000	—	—	2.20	12/20/15	—	—	—	—
	50,000	—	—	0.96	9/26/16	—	—	—	—
		300,000	—	0.68	12/07/22	—	—	—	—

———————

(1)

Mr. Pruett resigned effective April 10, 2014. Options expire 90 days from date of resignation.

(2)

Mr. Harrington served as interim principal executive officer from March 13, 2013 to May 3, 2013.

(3)

Mr. Rogai resigned March 31, 2013.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At June 16, 2014 we had 531,815,115 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of June 16, 2014 by:

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

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially owned		% of Class

Robert DeCecco	452,960,490	(1)	85.2%
Dennis W. Healey	222,500	(2)	*
Greg Adams	45,000	(3)	*
Kevin Richardson II	12,829,910	(4)	2.4%
Shadron Stastney	452,960,490	(5)	85.2%
Mary Mather	—		*

All directors and executive officers as a group (6 persons)	466,057,900	(1)(2)(3)(4)(5)	87.5%

Infusion Brands International, Inc.	452,960,490	(6)	85.2%

MIG7 Warrant, LLC	30,136,713	(7)	5.4%

———————

* Less than 1%

(1)

The number of shares beneficially owned by Mr. DeCecco includes 452,960,490 shares beneficially owned by Infusion Brands International, Inc., an entity over which Mr. DeCecco has shared voting control.

(2)

The shares beneficially owned by Mr. Healey includes 12,500 shares of common stock and 210,000 shares underlying options exercisable at prices ranging from $0.68 per share to $2.20 per share. Does not include 240,000 shares of common stock underlying options subject to vesting requirements.

(3)

The shares beneficially owned by Mr. Adams includes 45,000 shares of common stock underlying options exercisable at prices ranging from $0.68 to $1.00 per share and excludes 80,000 shares of common stock underlying options subject to vesting requirements.

(4)

The number of shares beneficially owned by Mr. Richardson includes 9,953,874 shares beneficially owned by Prides Capital Partners LLC, an entity over which Mr. Richardson has voting and investment control. Includes 2,189,713 shares of common stock held in his own name. Also includes 686,323 shares of common stock issuable upon the exercise of warrants directly held by Mr. Richardson.

(5)

The number of shares beneficially owned by Mr. Stastney includes 452,960,490 shares beneficially owned by Infusion Brands International, Inc., an entity over which Mr. Stastney has shared voting control.

(6)

Robert DeCecco serves as chief executive officer and director of Infusion Brands International, Inc. and is deemed to have shared voting control over the shares held by Infusion Brands International, Inc.  Furthermore, Mr. Stastney serves as a director of Infusion Brands International, Inc. and is deemed to have shared voting control over the shares held by Infusion Brands International, Inc.

(7)

Includes shares of common stock underlying a warrant to purchase currently 30,136,713 shares, at an exercise price of $0.0001 per share, representing 4.99% of the common stock of the Company on a fully diluted basis on the date of exercise at any time.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of March 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:
2010 Equity Compensation Plan	700,000	$1.35	200,000
Non-Executive Equity Incentive Plan	140,000	$0.70	660,000
Assumed options, eDiets Stock Option Plan	1,841,336	$1.93	3,225,464
2013 Equity Compensation Plan	4,467,500	$0.70	4,532,500
Plans not approved by shareholders	—	—	—

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

In September 2012 our board of directors adopted our 2013 Plan and we initially reserved 3,000,000 shares for grants under this plan. During March 2013 our board of directors increased the number of shares available for grants under this plan to 6,000,000 shares and during May 2013 to 9,000,000 shares. This plan was approved by a vote of our shareholders on September 16, 2013.

At March 31, 2014 there are outstanding:

•

options to purchase 700,000 shares of our common stock under the Executive Plan with exercise prices ranging from $0.82 to $2,20 per share;

•

options to purchase 600,000 shares of our common stock under the Non-Executive Plan with exercise prices ranging from $0.68 to $0.96 per share; and

•

options to purchase 4,532,500 shares of our common stock under the 2013 Plan with exercise prices ranging from $0.35 to $0.70 per share.

•

options to purchase 1,841,336 shares of our common stock to the former eDiets option holders in connection with the acquisition with exercise prices ranging from $0.21 to $17.84 per share.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Concurrent with the Company’s acquisition of eDiets on February 28, 2013, the Company issued 988,654 shares of common stock and 494,328 common stock purchase warrants in settlement of $600,000 of related eDiets party debt and $92,057 in related interest to an eDiets director (Kevin Richardson II) and one former director. During our second fiscal quarter 2014, the Company repaid $50,000 in principal to our director (Kevin Richardson II), and the remaining $50,000 was repaid with related interest in the third quarter.

Mr. Stastney, a member of our board of directors, is a member in and chief operating officer of Vicis Capital, LLC, the investment advisor to Vicis Capital Master Fund. Vicis Capital Master Fund is the holder of the Senior Secured Debenture.

Director independence

Mr. Greg Adams and Mr. Kevin Richardson, II are each considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Currently, our Audit Committee reviews and approves audit and permissible non-audit services performed by its current independent registered public accounting firm, EisnerAmper LLP as well as the fees charged for such services. In its review of non-audit service and its appointment of EisnerAmper LLP the Company’s independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by EisnerAmper LLP were approved by our Audit Committee. The following table shows the fees that were billed for the audit and other services for fiscal 2014 and fiscal 2013.

	2014	2013

Audit Fees	$142,200	$216,800
Audit-Related Fees	—	144,900
Tax Fees	—	—
All Other Fees	—	—
Total	$142,200	$361,700

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

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance sheets at March 31, 2014 and 2013

•

Consolidated Statements of Operations for the years ended March 31, 2014 and 2013

•

Consolidated Statements of Changes in Stockholders’ Equity/(Deficiency) at March 31, 2014

•

Consolidated Statements of Cash Flows for the Years Ended March 31, 2014 and 2013

•

Notes to Consolidated Financial Statements

(b)

Exhibits.

2.1	Agreement and Plan of Merger effective May 28, 2010 (1)
2.2	Agreement and Plan of Merger by and among As Seen On TV, Inc., eDiets Acquisition Company and eDiets.com, Inc. dated as of October 31, 2012 (17)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation dated April 18, 2008 (2)
3.3	Amendment to Articles of Incorporation dated August 5, 2010 (15)
3.4	Amendment to Articles of Incorporation effective October 28, 2011 (10)
3.5	Bylaws (2)
3.6	Certificate of Merger effective February 28, 2013(33)
4.5	Convertible Debenture dated April 8, 2011(5)
4.5.1	Amendment to Convertible Debenture dated April 8, 2011 (9)
4.6	Form of Convertible Debenture issued August 29, 2011 (9)
4.7	Form of Warrant issued August 29, 2011 (9)
4.8	Form of Warrant issued under Securities Purchase Agreement dated October 28, 2011 (10)
4.9	Form of Placement Agent Warrant issued under Securities Purchase Agreement dated October 28, 2011 (10)
4.10	Form of Common Stock Warrant issued under Securities Purchase Agreement dated October 28, 2011 (10)
4.12	Form of Warrant dated June 28, 2012 (14)
4.13	Form of 12% Senior Secured Convertible Note (16)
4.14	Form of Warrant dated September 7, 2012 (16)
4.15	Form of Placement Agent Warrant dated September 7, 2012 (16)
4.16	Form of Warrant dated November 14, 2012 (19)
4.17	Form of Placement Agent Warrant dated November 14, 2012 (19)
10.1	Services Agreement with Kevin Harrington (7)**
10.2	Employment Agreement with Steve Rogai (7)**
10.3	Employment Agreement with Dennis W. Healey (7)**
10.4	Form of Independent Director Agreement (7)**
10.5	2010 Executive Equity Incentive Plan (3)**
10.6	2010 Non Executive Equity Incentive Plan (3)**
10.7	Securities Purchase Agreement dated April 11, 2011 (5)
10.8	Securities Purchase Agreement dated May 27, 2011 (6)
10.9	Severance, Consulting and Release Agreement dated March 23, 2011 (13)
10.10	Securities Purchase Agreement effective August 29, 2011 (9)
10.11	Notice, Consent, Amendment and Waiver Agreement between the Company and a majority of the Purchasers under the Securities Purchase Agreement dated May 27, 2011, effective August 29, 2011 (9)
10.12	Securities Purchase Agreement dated October 28, 2011 (10)
10.13	Binding Letter Agreement date May 27, 2011 (11)
10.14	Stratcon Partners, LLC Agreement dated December 6, 2011 (12)
10.15	Purchasing and Marketing Agreement with Presser Direct(13)

10.16	Asset Purchase Agreement dated June 22, 2012 by and among Seen On TV, LLC and Mary Beth Gearhart (formerly Fasano) and TV Goods, Inc. and As Seen On TV, Inc. (14)
10.17	$500,000 principal amount Senior Promissory Note dated September 6, 2012 issued by eDiets.com, Inc. in favor of As Seen On TV, Inc. (15)
10.18	Securities Purchase Agreement dated September 7, 2012 (16)
10.19	Security Agreement dated September 7, 2012 (16)
10.20	Kevin Harrington Lock-up Agreement dated November 5, 2012 (18)
10.21	Securities Purchase Agreement dated November 14, 2012 (19)
10.22	License Agreement with Kevin Harrington dated February 8, 2012 (20)**
10.23	Amendment to Services Agreement with Kevin Harrington dated March 8, 2013 (20)**
10.24	Amendment to License Agreement with Kevin Harrington dated March 8, 2013 (20)**
10.25	Agreement and General Release dated March 13, 2013 between As Seen On TV, Inc. and Steve Rogai (21)**
10.26	Employment Agreement, dated May 1, 2013, between As Seen On TV, Inc. and Ronald C. Pruett, Jr. (22)**
10.27	Assignment and Assumption Agreement, dated May 21, 2013, between TVGoods, Inc. and As Seen On TV, Inc. (23)
10.28	Second Amendment to License Agreement, dated May 21, 2013, between As Seen On TV, Inc. and Kevin Harrington (23)**
10.29	Second Amendment to Services Agreement, dated May 21, 2013, between As Seen On TV, Inc. and Kevin Harrington (23)**
10.30	2013 Equity Compensation Plan, as amended **(34)
10.31	eDiets.com, Inc. Amended and Restated Equity Incentive Plan. **(24)
10.32	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Lee S. Isgur. (25)
10.33	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin N. McGrath. (26)
10.34	Promissory Note dated November 12, 2010 issued by eDiets.com, Inc. to Kevin A. Richardson II. (27)
10.35	Amendment to Promissory Note entered into as of December 1, 2011 between eDiets.com, Inc. and Kevin A. Richardson, II.(28)
10.36	Amendment to Promissory Note entered into as of December 1, 2011 between eDiets.com, Inc. and Lee S. Isgur. (28)
10.37	Amendment to Promissory Note entered into as of December 1, 2011 between eDiets.com, Inc. and Kevin N. McGrath. (28)
10.38	Fourth Amendment dated February 6, 2012 to eDiets.com, Inc. Amended and Restated Equity Incentive Plan. (29)
10.39	eDiets.com, Inc. Amended and Restated Equity Incentive Plan, as amended. (29)
10.40	Amendment dated November 16, 2012, to Senior Promissory Note dated September 6, 2012, between eDiets.com, Inc. and As Seen On TV, Inc.(30)
10.41	Amendment to Promissory Note entered into as of January 7, 2013 between eDiets.com, Inc. and Kevin A. Richardson, II.(31)
10.42	Amendment to Promissory Note entered into as of January 7, 2013 between eDiets.com, Inc. and Lee S. Isgur.(32)
10.43	Amendment to Promissory Note entered into as of January 7, 2013 between eDiets.com, Inc. and Kevin N. McGrath.(32)
10.44	Senior Promissory Note dated February 12, 2013 issued by eDiets.com, Inc. to As Seen On TV, Inc.(33)
10.45	Chefs Diet National Co., LLC Asset Purchase and Revenue Sharing Agreement dated August 23, 2013(35)
10.46	Lease Agreement, as amended on August 23, 2013 *
21.1	List of subsidiaries of the Company *
23.1	Consent of EisnerAmper LLP *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Chief Executive Officer pursuant to Section 1350 *
32.2	Certification of Chief Financial Officer pursuant to Section 1350 *
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document ***
101.CAL	XBRL Taxonomy Calculation Linkbase Document ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

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

(25)

Incorporated by reference to eDiets.com, Inc.’s Form 10-Q for the quarterly period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Filed as Exhibit 10.46).

(26)

Incorporated by reference to eDiets.com, Inc.’s Form 10-Q for the quarterly period ended September 30, 2010 and filed with the SEC on November 15, 2010 (Filed as Exhibit 10.47).

(27)

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

(33)

Incorporated by reference to Form 10-K annual report for the year ended March 31, 2013 as filed on June 28, 2013.

(34)

Incorporated by reference to Schedule 14 Information Statement filed with the SEC on July 22, 2013.

(35)

Incorporated by reference to Form 8-K filed with the SEC on August 26, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

As Seen On TV, Inc.

June 16, 2014	By:	/s/ Robert DeCecco
Robert DeCecco, Chief Executive Officer

	By:	/s/ Dennis W. Healey
Dennis W. Healey, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Robert DeCecco	Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors	June 16, 2014
Robert DeCecco

/s/ Dennis W. Healey	Chief Financial Officer, Principal Financial and Accounting Officer and Director	June 16, 2014
Dennis W. Healey

/s/ Mary Mather	Secretary, Treasurer and Director	June 16, 2014
Mary Mather

/s/ Greg Adams	Director	June 16, 2014
Greg Adams

/s/ Kevin Richardson, II	Director	June 16, 2014
Kevin Richardson, II

/s/ Shadron Stastney	Director	June 16, 2014
Shadron Stastney

INDEX TO FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

As Seen On TV, Inc.

We have audited the accompanying consolidated balance sheets of As Seen On TV, Inc. and Subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of As Seen On TV, Inc. and Subsidiaries as of March 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans considering these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey

June 16, 2014

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,400	$2,352,730
Accounts receivable, net	93,801	2,559,332
Advances on inventory purchases	—	67,455
Inventories	—	788,727
Note receivable on asset sale – current	225,000	—
Prepaid expenses and other current assets	271,804	792,450
Total current assets	596,005	6,560,694

Restricted cash-non current	83,267	450,000
Certificate of deposit – non current	—	50,489
Note receivable on asset sale – non current	675,000	—
Property and equipment, net	43,798	144,801
Goodwill	—	9,300,000
Intangible assets, net	4,388,072	10,567,655
Deposits	2,185	17,504
Total assets	$5,788,327	$27,091,143

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$566,769	$1,366,426
Deferred revenue	38,769	173,750
Accrued registration rights penalty	156,000	156,000
Accrued expenses and other current liabilities	204,797	727,730
Notes payable related party	450,000	100,000
Accrued interest related party	9,237	425
Notes payable – current portion	246,001	281,805
Warrant liability	929,761	11,689,306
Current liabilities of discontinued operations	904,788	1,673,368
Total current liabilities	3,506,122	16,168,810

Notes payable-non current	80,957	193,107

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and 2013, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 shares authorized; 71,741,250 and 71,282,066 issued and outstanding at March 31, 2014 and 2013, respectively.	7,174	7,128
Additional paid-in capital	25,095,345	24,293,947
Accumulated deficit	(22,901,271)	(13,571,849)
Total stockholders' equity	2,201,248	10,729,226

Total liabilities and stockholders' equity	$5,788,327	$27,091,143

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2014	2013

Revenues	$1,985,595	$9,403,758
Cost of revenues	1,341,529	6,980,240

Gross profit	644,066	2,423,518

Operating expenses:
Selling and marketing expenses	68,801	3,952,510
General and administrative expenses	5,335,091	6,779,217

Loss from operations	(4,759,826)	(8,308,209)

Other (income) expense:
Warrant revaluation	(10,759,545)	(13,950,739)
Other income	(23,530)	(82,636)
Interest expense	13,819	1,588,272
Interest expense - related party	13,155	425
	(10,756,101)	(12,444,678)

Income from continuing operations before income taxes	5,996,275	4,136,469

Provision for income taxes	—	—

Income from continuing operations	5,996,275	4,136,469

Loss from discontinued operations, net of income tax	(15,325,697)	(439,710)

Net (loss) income	$(9,329,422)	$3,696,759

Net income (loss) per share:
Basic
Continuing operations	$0.08	$0.10
Discontinued operations	$(0.21)	$(0.01)
Income (loss) per share	$(0.13)	$0.09
Diluted
Continuing operations	$0.08	$0.10
Discontinued operations	$(0.21)	$(0.01)
Income (loss) per share	$(0.13)	$0.09

Weighted-average number of common shares outstanding – basic and diluted
Basic	71,604,248	40,539,166
Diluted	72,699,243	43,439,631

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED MARCH 31, 2014 AND 2013

	Common Shares, $.0001 Par Value Per Share		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares Issued	Amount

Balance April 1, 2012	31,970,784	$3,197	$—	$(17,268,608)	$(17,265,411)
Share based compensation – options	—	—	1,374,804	—	1,374,804
Common stock issued in Unit offering net of offering costs of $885,300	10,410,285	1,041	6,400,548	—	6,401,589
Placement Agent consideration for Unit Offering	100,000	10	(10)	—	—
Common shares issued on conversion of notes payable in Unit offering	2,190,140	219	1,302,914	—	1,303,133
Warrants issued in Unit Offering reclassed to warrant liability	—	—	(5,170,769)	—	(5,170,769)
Shares issued under repricing agreement	6,019,933	602	(602)	—	—
Common shares issued for services	275,000	27	218,719	—	218,746
Reclassification of warrant liability due to expiration of down round provision	—	—	6,386,307	—	6,386,307
Warrants issued for services	—	—	215,905	—	215,905
Common shares issued in asset acquisition	250,000	25	257,475	—	257,500
Warrants issued in asset acquisition, including warrant modification	—	—	241,880	—	241,880
Beneficial conversion feature on notes payable	—	—	533,032	—	533,032
Common shares issued in acquisition	19,077,270	1,908	11,062,898	—	11,064,806
Common shares issued upon conversion of acquisition related notes	988,654	99	691,958	—	692,057
Warrants issued in connection with acquisition related notes reclassed to warrant liabilities	—	—	(197,855)	—	(197,855)
Options issued in acquisition to eDiets employees	—	—	604,218	—	604,218
Warrants issued in acquisition	—	—	289,875	—	289,875
Acquisition related consulting fee	—	—	82,650	—	82,650

Net Income	—	—	—	3,696,759	3,696,759

Balance March 31, 2013	71,282,066	7,128	24,293,947	(13,571,849)	10,729,226
Rounding shares eDiets acquisition transaction	416	—	—	—	—
Shares based compensation - options	—	—	944,418	—	944,418
Warrants issued for services	—	—	(142,974)	—	(142,974)
Shares issued under consulting agreement	142,500	14	(14)	—	—
Shares issued under repricing agreement	316,268	32	(32)	—	—
Net loss	—	—	—	(9,329,422)	(9,329,422)
Balance March 31, 2014	71,741,250	$7,174	$25,095,345	$(22,901,271)	$2,201,248

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2014 AND 2013

	Year Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(9,329,422)	$3,696,759
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,005,518	190,741
Impairment related to divestiture of meal delivery component	14,631,439	—
Meal delivery component asset sale	(1,100,000)	—
Amortization of discount on convertible debt	—	1,249,793
Amortization of deferred financing costs	—	300,527
Loss on disposal of property and equipment	48,719	—
Warrants issued for services	(142,974)	215,905
Share-based compensation	944,418	1,374,804
Acquisition related consulting fees	—	82,650
Shares issued for consulting services	—	218,746
Change in fair value of warrants	(10,759,545)	(13,950,739)
Inventory write-down	307,451	1,333,960
Changes in operating assets and liabilities:
Accounts receivable	2,465,532	(380,672)
Advances on inventory purchases	67,455	237,247
Inventories	481,276	(833,651)
Prepaid expenses and other current assets	520,645	(89,930)
Other non-current assets	15,318	23,079
Accounts payable	(1,568,236)	287,216
Deferred revenue	(134,981)	(205,009)
Accrued interest – related party	8,812	425
Accrued expenses and other current liabilities	(505,211)	(145,646)
Decrease in non-current liabilities	(20,000)	—
Net cash used in operating activities	(3,063,786)	(6,393,795)
Cash flows from investing activities:
Decrease in restricted cash	366,733	—
Certificate of deposit – non current	50,489	(489)
Proceeds from collections of notes receivable	200,000	—
Purchase of intangible assets	(98,956)	(1,575,525)
Cash paid in acquisition-net of cash acquired of $691,344	—	(1,713,656)
Additions to property and equipment	(13,856)	(2,879)
Net cash provided by (used in) investing activities	504,410	(3,292,549)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	1,275,000
Costs associated with convertible debt	—	(157,175)
Proceeds of notes payable	450,000	—
Repayment of notes payable	(137,954)	(163,837)
Repayment of not payable – related party	(100,000)	—
Proceeds from private placements of common stock	—	7,287,200
Costs associated with private placement	—	(885,300)
Net cash provided by financing activities	212,046	7,355,888
Net decrease in cash and cash equivalents	(2,347,330)	(2,330,456)
Cash and cash equivalents - beginning of year	2,352,730	4,683,186
Cash and cash equivalents - end of year	$5,400	$2,352,730

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED MARCH 31, 2014 AND 2013

	Year Ended March 31,
	2014		2013
Supplemental disclosures of cash flow information
Interest paid in cash		$8,526	$4,301
Taxes paid in cash		$—	$—
Non Cash Investing and Financing Activities
Common shares issued on acquisition deposit		$—	$257,500
Warrants issued with debt	$		$860,112
Beneficial conversion feature on note payable		$—	$533,032
Warrants issued for asset acquisition		$—	$241,880
Insurance premiums financed through note payable		$45,178	$214,844
Reclassification of warrant liabilities to equity		$—	$6,386,307
Warrants issued in Unit Offering		$—	$5,170,769
Common shares issued in conversion of note payable		$—	$1,303,133
Common shares issued in acquisition		$—	$11,064,806
Common shares issued upon conversion of notes payable at acquisition		$—	$692,057
Warrants issued in connection with acquisition in related notes		$—	$197,855
Options issued in acquisition		$—	$1,298,451
Warrants issued in acquisition		$—	$289,875
Shares issued under repricing agreement		$32	$602
Shares issued under consulting agreement		$14	$—

The statements above for the years ended March 31, 2014 and 2013 combine the cash flows from discontinued operations with the cash flows from continuing operations. See Note 4 for further discussion of discontinued operations.

See accompanying notes to consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

Description of Our Business and Liquidity

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

Effective April 2, 2014, the Company entered into an Agreement and Plan of Merger with Infusion Brands International, Inc., a Nevada corporation (“IBI”), Infusion Brands, Inc. (“Infusion” or “Infusion Brands”), a Nevada corporation and a wholly owned subsidiary of IBI, ASTV Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of the Company (the “Infusion Merger”). Effective April 2, 2014. ASTV Merger Sub, Inc. merged with and into Infusion Brands, Inc., with Infusion Brands, Inc. continuing as the surviving corporation and becoming a direct wholly owned subsidiary of the Company. The merger transaction will be accounted for as a reverse merger under the provision of Financial Accounting Standards Board, Accounting Standards Codification (“FASB ASC”) 805, whereby Infusion Brands, Inc. became the accounting acquirer (legal acquiree) and the Company (As Seen On TV, Inc.) was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company will be those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree. (See Note 15).

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

Inventors and entrepreneurs submit products or business concepts for our review. Once we identify a suitable product or concept, we negotiate to obtain marketing and distribution rights. These marketing and distribution agreements typically provide for revenue sharing in the form of a royalty to the inventor or product owner. As of the date of this report, we have marketed several products with limited success.

Under the terms of an agreement dated November 20, 2013, Tru Hair, Inc., a wholly owned subsidiary of the Company, licensed certain trademarks to a third party in exchange for a cash payment of $25,000 and an undertaking by the third party to use reasonable best efforts to market, distribute and sell certain items held by Tru Hair, Inc.

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

Liquidity and Going Concern

At March 31, 2014, we had a cash balance of $5,400, a working capital deficit of approximately $2.9 million and an accumulated deficit of approximately $22.9 million. We have experienced losses from operations since our inception, and we have relied on a series of private placements and convertible debentures to fund our operations. The Company cannot predict how long it will continue to incur losses or whether it will ever become profitable.

Pursuant to a Senior Note Purchase Agreement dated as of April 3, 2014, by and among the Company, IBI, Infusion, eDiets.com, Inc., Tru Hair, Inc., TV Goods Holding Corporation, Ronco Funding LLC (collectively, the “Credit Parties”), and MIG7 Infusion, LLC (“MIG7” and such agreement, the “Note Purchase Agreement”), the Credit Parties sold to MIG7 a senior secured note having a principal amount of $10,180,000 bearing interest at 14% and having a maturity date of April 3, 2015 (the “MIG7 Note”).  See Note 15.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry unit and historical bad debt experience. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Sales Returns: In the direct response industry, purchased items are generally returnable for a certain period after purchase. We attempt to estimate returns and provide an allowance for sales returns where applicable. Our estimates are based on historical experience and knowledge of the products sold. The allowance for estimated sales returns totaled $0 and approximately $157,000 at March 31, 2014 and 2013, respectively, and is included in accrued expenses.

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

The following provides a roll-forward of the Company’s goodwill:

Balance as of April 1, 2013	$9,300,000
Impairment	(9,300,000)
Balance as of March 31, 2014	$—

Intangible Assets: Intangible assets include acquired customer relationships, urls and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets of five years in accordance with ASC Topic 350 -- Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In connection with the Company’s decision to divest the dietary meal delivery component in September 2013, the Company determined that it would not be able to recover the carrying value of its finite-lived intangible assets in this component and therefore recorded a loss of approximately $5,331,000 which represented the excess carrying value over the related fair value of these assets, which was recorded in loss from discontinued operations.

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

Cash and Cash Equivalents

Cash and cash equivalents are recorded in the balance sheet at cost, which approximates fair value. All highly liquid investments purchased with an original maturity of three months or less are to be considered cash equivalents.

Restricted Cash

Restricted cash totaling $83,267 and $450,000 at March 31, 2014 and 2013, respectively, represents funds held by eDiets credit card processors.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognized deferred revenue for our dietary meal delivery program as payment was made in advance of the actual meal delivery. We also recognize deferred revenue related to our online dietary subscription services as payments are made in advance of the full subscription period. As of March 31, 2014 and 2013, we had deferred revenue of approximately $39,000 and $174,000, respectively.

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

eDiets’ meal delivery revenue, through the divestiture date, was recognized upon delivery and transfer of title to the product. This occurred upon shipment from the Company’s fulfillment center and delivery to the end-customer. eDiets’ digital revenue is generated by the Company offering membership subscriptions to the proprietary content contained in its websites. Subscriptions were paid in advance, mainly via credit/debit cards, and cash receipts are recognized as deferred revenue and are recorded as revenue on a straight-line basis over the period of the digital plan subscription. Commencing in fiscal 2014, the Company changed its billing policies for subscriptions, charging our customers on a monthly basis rather than annually in advance.

Receivables

Accounts receivable consists of amounts due from the sale of our direct response, home shopping related products and dietary programs. Our allowance for doubtful accounts at March 31, 2014, and 2013, totaled $22,000 and $152,000, respectively. The allowances are estimated based on historical customer experience and industry knowledge.

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

Property and equipment, net consists of the following:

Property and equipment	Estimated Useful Lives	March 31, 2014	March 31, 2013

Computers and software	3 Years	$61,892	$120,041
Office equipment and furniture	5-7 Years	67,693	94,248
Leasehold improvements	1-3 Years	62,610	62,610
		192,195	276,899
Less: accumulated depreciation and amortization		(148,397)	(132,098)
		$43,798	$144,801

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization of leasehold improvements totaled approximately $58,418 and $59,741 for the years ended March 31, 2014 and 2013, respectively, and were charged to general and administrative expenses.

Intangible Assets

Intangible assets consisted of the following at March 31, 2014 and 2013:

	March 31, 2013	Amortization Expense for the Year Ended March 31, 2014		Impairment	Additions	March 31, 2014	Estimated Useful Life
Customer relationships	$6,000,000	$		$(5,000,000)	$—	$1,000,000	5 years
URL’s	1,000,000			(660,000)	98,956	438,956	5 years
Trademarks	859,439			(588,439)	—	271,000	5 years
AsSeenOnTV.com	2,839,216				—	2,839,216	Indefinite
	10,698,655			(6,248,439)	98,956	4,549,172
Accumulated amortization	(131,000)		(947,100)	917,000	—	(161,100)
	$10,567,655		$(947,100)	$(5,331,439)	$98,956	$4,388,072

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

The straight-line method is being used to amortize the Company’s finite lived intangible assets over their respective lives. Related amortization expense recognized was approximately $947,000 and $131,000 for the years ended March 31, 2014 and 2013, respectively. Amortization expense for the next five succeeding fiscal years is estimated as follows:

March 31,

2015	$ 342,000
2016	$ 342,000
2017	$ 342,000
2018	$ 342,000
2019	$ 181,000

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share from continuing operations and basic and diluted loss per share from discontinued operations and net income (loss) per share for the years ended March 31, 2014 and 2013, respectively.

	Year ended March 31,
	2014	2013
Income from continuing operations	$5,996,275	$4,136,469

Loss from discontinued operations, net of income tax	(15,325,697)	(439,710)

Net income (loss)	$(9,329,422)	$3,696,759

Weighted-average number of common shares outstanding	71,604,248	40,539,166

Incremental shares from the assumed exercise of dilutive securities:
Dilutive options	8,652	9,371
Dilutive warrants	1,086,343	2,891,094
	72,699,243	43,439,631
Income (loss) per common share:

Basic
Continuing operations	$0.08	$0.10
Discontinued operations	(0.21)	(0.01)
Income (loss) per share	$(0.13)	$0.09

Diluted:
Continuing operations	$0.08	$0.10
Discontinued operations	(0.21)	(0.01)
Income (loss) per share	$(0.13)	$0.09

The following securities were not included in the computation of diluted net earnings per share as their effective would be anti-dilutive:

	Three Months Ended December 31,
	2014	2013
Stock options	7,113,115	1,561,250
Warrants	63,375,527	25,633,263
	70,488,642	27,194,513

Subsequent to March 31, 2014, the Company entered into two transactions issuing a material number of common shares and warrants. See Note 15. On April 2, 2014, the Company entered into the Agreement and Plan of Merger issuing 452,960,490 shares of common stock. On April 3, 2014, the Company entered into a Senior Note Purchase Agreement in the principal amount of $10,180,000, which transaction included the issuance of a common stock purchase warrant, exercisable at $0.0001 per share until April 3, 2015, unless extended, for 4.99% of the Company’s common stock outstanding on a fully diluted basis on the date of exercise.  The above earnings (loss) per share calculations do not reflect these additional common shares and warrants which, if included, would have had a material dilutive effect on income per share from continuing operations for both fiscal 2014 and 2013.

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

Impairment of Long-Lived Assets

We review our long-lived assets, such as property and equipment, and acquired intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets. In connection with the Company’s decision to divest the eDiets dietary meal delivery component in September 2013, the Company determined that it would not be able to recover the carrying value of its finite-lived intangible assets in that component and therefore recorded a loss of approximately $5,331,000, which represented the excess carrying value over the related fair value of these assets, which was recorded in loss from discontinued operations.

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

FASB ASC 740 also requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Concentration of credit risk with respect to our trade accounts receivable to our customers is limited to approximately $94,000 at March 31, 2014. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required.

Advertising and Promotional Costs

Advertising and promotional costs are expensed when incurred and totaled approximately $35,000 and $170,000 for the years ended March 31, 2014 and 2013, respectively.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on March 31, 2014 and 2013, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Standards Updates

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures to this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2014. The Company is currently evaluating the impact that this ASU will have on its financial statements.

In May 2014, the FASB has issued No. 2014-09, “Revenues from Contracts with Customers (Topic 606)”. The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effect for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact that this ASU will have on its financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation and certain prior period amounts, including those related to discontinued operations, have been reclassified to conform with the current period presentation.

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

The accompanying consolidated financial statements do not include any revenues or expenses related to the eDiets business on or prior to February 28, 2013, the closing date of the acquisition. The consolidated statements of operations for the years ended March 31, 2014 and 2013 include a loss from discontinued operations of approximately $15,326,000 and $440,000, respectively, related to eDiets.

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

The base sales price of $1.1 million consisted of an initial cash payment of $200,000, of which $100,000 was collected prior to September 30, 2013, with the additional $100,000 collected during the three months ended December 31, 2013, plus deferred cash payments totaling $900,000 payable as follows: (i) eight quarterly payments beginning April 1, 2014 in an amount equal to the greater of $56,250 or 7% of adjusted gross revenue for the immediately preceding period, and (ii) eight quarterly payments beginning April 1, 2016 in an amount equal to the greater of $56,250 or 5% of adjusted gross revenue for the immediately preceding period. In addition, Chef’s Diet will make up to four quarterly bonus payments of up to $50,000 each if it meets certain customer acquisition and retention targets.

The Company’s meal delivery operations were a component of our eDiets subsidiary which delivered fresh and frozen diet or wellness focused meals to our customers. Management believes this divestiture allowed the Company to streamline its operations and better focus its limited recourses on ecommerce based platforms, which it believes is the future of the dietary and wellness industries.

In connection with the Agreement, the Company retained a perpetual, nonexclusive, worldwide, royalty free right and license to use the Meal Delivery Assets in its business provided that it shall not utilize such assets to promote any fresh, frozen or prepared meal program, as defined.

For the years ended March 31, 2014 and 2013, the Company’s meal delivery component had operational losses of $1,812,507 and $439,710, respectively. As a result of this divestiture, the Company recognized a non-cash charge of $14,631,000, including a write down of goodwill of $9,300,000 and $5,331,000 in identifiable intangible assets, resulting from the Company’s determination that it would not be able to recover the carrying value of its investment in this component and that it would not be able to recover the carrying value of its finite-lived intangible assets in this component and therefore recorded the related loss in discontinued operations. As a result of this impairment, the Company carries no remaining goodwill. No tangible assets or liabilities were transferred in the divestiture of the meal delivery component.

The results of operations for the meal delivery component has been reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table summarizes the results of operations for the discontinued component:

	Year Ended March 31,
	2014	2013
Net sales	$1,975,783	$703,747
Operating (loss)	(1,812,507)	(439,710)
Asset sale	1,100,000	—
Impairment charge related to goodwill and finite-lived intangibles	(14,631,439)	—
Other income	18,249	—
Income tax benefit (expense)	—	—
Loss from discontinued operations, net of taxes	$(15,325,697)	$(439,710)

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.

Major Customers

Major customers are those customers that account for more than 10% of revenues. For the years ended March 31, 2014 and 2013, 32% and 12% of revenues were derived from two major customers and the accounts receivable for these major customers represented approximately 93% of total accounts receivable as of March 31, 2014. The loss of these customers would have a material adverse effect on the Company’s operations.

Note 6.

Prepaid expenses and other current assets

Components of prepaid expenses and other current assets consist of the following:

	March 31,
	2014	2013

Prepaid license fees	$25,692	$23,550
Prepaid insurance	245,667	388,690
Prepaid investor relations fees	—	8,475
Prepaid talent fees	—	204,167
Prepaid professional fees	—	57,055
Prepaid medical and related insurance	—	46,011
Prepaid expenses – other	445	64,502
	$271,804	$792,450

Note 7.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2014	2013

Accrued compensation	$104,421	$137,505
Accrued warranty	10,836	52,000
Accrued sales returns	—	156,838
Accrued professional fees	80,000	159,000
Accrued other	9,540	222,387
	$204,797	$727,730

Note 8.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions used in connection with the valuation of warrants issued were as follows:

	March 31,
	2014	2013
Number of shares underlying the warrants	47,726,100	47,726,100
Exercise price	$0.595 - $0.80	$0.595 - $0.80
Volatility	134% - 158%	133%
Risk-free interest rate	0.28%-1.73%	0.36%-0.77%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	1.42 - 3.63	2.50 – 4.75
Stock price	$0.06	$0.35

Recurring Level 3 Activity and Reconciliation

The tables below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the years ended March 31, 2014 and 2013, respectively, for all financial liabilities categorized as Level 3 as of March 31, 2014.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	March 31, 2013	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed to Equity	March 31, 2014
2011 Unit Offering	$8,531,735	$—	$(7,836,562)	$—	$695,173
2011 Unit Offering Placement Agent	1,073,855	—	(986,356)	—	87,499
2012 Bridge Warrant	231,691	—	(221,695)	—	9,996
2012 Bridge Warrant Placement Agent	46,338	—	(44,339)	—	1,999
2012 Unit Offering	1,268,686	—	(1,199,513)	—	69,173
2012 Unit Offering Placement Agent	432,735	—	(372,764)	—	59,971
2013 Merger related notes converted	104,266	—	(98,316)	—	5,950
	$11,689,306	$—	$(10,759,545)	$—	$929,761

	March 31, 2012	Initial Measurements	Increase (Decrease) in Fair Value	Reclassed to Equity	March 31, 2013
2011 Bridge Warrant	$6,604,706	$—	$(966,334)	$(5,638,372)	$—
2011 Bridge Warrant Placement Agent	876,119	—	(128,184)	(747,935)	—
2011 Unit Offering	15,816,980	—	(7,285,245)	—	8,531,735
2011 Unit Offering Placement Agent	2,499,810	—	(1,425,955)	—	1,073,855
2012 Bridge Warrant	—	716,760	(485,069)	—	231,691
2012 Bridge Warrant Placement Agent	—	143,352	(97,014)	—	46,338
2012 Unit Offering	—	4,075,834	(2,807,148)	—	1,268,686
2012 Unit Offering Placement Agent	—	1,094,936	(662,201)	—	432,735
2013 Merger related notes converted	—	197,855	(93,589)	—	104,266
	$25,797,615	$6,228,737	$(13,950,739)	$(6,386,307)	$11,689,306

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Number of Warrants Subject to Remeasurement

	Number of Warrants
	April 1,	Warrant		March 31,
	2013	Additions	Reductions	2014
2011 Unit Offering	33,277,842	—	—	33,277,842
2011 Unit Offering Placement Agent	4,726,892	—	—	4,726,892
2012 Bridge Warrant	1,137,735	—	—	1,137,735
2012 Bridge Warrant Placement Agent	227,546	—	—	227,546
2012 Unit Offering	6,300,213	—	—	6,300,213
2012 Unit Offering Placement Agent	1,561,544	—	—	1,561,544
2013 Merger related notes converted	494,328	—	—	494,328
	47,726,100	—	—	47,726,100

Note 9.

Income Taxes

At March 31, 2014 and 2013, we had gross deferred tax assets in excess of deferred tax liabilities of $11.26 million and $ 7.60 million, respectively. We determined that it is not “more likely than not” that such assets will be realized, and as such have applied a valuation allowance of $11.26 million and $7.60 million as of March 31, 2014 and 2013, respectively. We evaluate our ability to realize our deferred tax assets each period and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.

FASB ASC 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits and length of carry-back and carry-forward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. We have applied a 100% valuation allowance against our net deferred tax assets as of March 31, 2014 and 2013.

A reconciliation between the amount of income tax benefit determined by applying the applicable US statutory income tax rate to pre-tax loss is as follows:

	Year Ended March 31,
	2014	2013
Federal Statutory	$(3,172,000)	$1,257,000
State Tax, Net of Federal	(339,000)	134,000
Change in Fair Value of Warrants	(3,658,000)	(4,743,000)
Stock Based Compensation	321,000	467,000
Non-Deductible Debt Discount	—	290,000
Meals & Entertainment and Other	26,000	103,000
Loss on Impairment of Goodwill	3,162,000	—
Change in Tax Valuation Allowance on Deferred Tax Assets	3,660,000	2,492,000
	$—	$—

The valuation allowance increased by approximately $3.66 million for the year ended March 31, 2014. For the year ended March 31, 2013, the valuation allowance initially increased by approximately $2.49 million. Then, as a result of the eDiets acquisition (see Note 3), it increased by $.86 million, resulting in a net increase for the year of $3.35 million.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The primary components of net deferred tax assets are as follows:

	At March 31,
	2014	2013
Net Operating Losses	$11,749,000	$9,732,000
Reserves	35,000	768,000
Depreciation	3,000	(11,000)
Accrued vacations	16,000	16,000
Identifiable intangibles	(546,000)	(2,908,000)
Valuation Allowance	(11,257,000)	(7,597,000)
Net Deferred Tax Assets	$—	$—

At March 31, 2014, we had consolidated net operating loss carry forwards of approximately $31.22 million for U.S. federal income tax purposes. The U.S. operating losses expire as follows:

Year of Expiration	Year Generated	U.S. Losses

March 31, 2030	March 31, 2010	$(475,000)
March 31, 2031	March 31, 2011	(4,368,000)
March 31, 2032	March 31, 2012	(5,827,000)
Various up to March 31, 2033	Various up to March 31, 2013	(15,191,000)
Various up to March 31, 2034	Various up to March 31, 2014	(5,361,000)
		$(31,222,000)

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

Uncertain Tax Positions

We have no unrecognized income tax benefits as of March 31, 2014 and March 31, 2013. There have been no material changes in unrecognized tax benefits through March 31, 2014. The fiscal years March 31, 2014, 2013, 2012 and 2011 are considered open tax years in U.S. federal and state tax jurisdictions. We currently do not have any audit investigations in any jurisdiction.

Note 10.

Related Party Transactions

Concurrent with the Company’s acquisition of eDiets on February 28, 2013, the Company issued 988,654 shares of common stock and warrants to purchase 494,328 shares of common stock in settlement of $600,000 of eDiets related party debt and $92,057 in related interest to an eDiets director and one former director. In addition, during our second fiscal quarter of 2014, the Company repaid $50,000 in principal to our director, and the remaining $50,000 was repaid with related interest in the third quarter.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 23, 2013, the Company entered into a Note Purchase Agreement with Infusion Brands International, Inc. The Note Purchase Agreement was executed in connection with a possible merger between Infusion Brands and the Company. This agreement provided for a series of notes totaling up to $500,000 through April 15, 2014. As of March 31, 2014, the Company had borrowed $450,000 under this agreement. The notes bear interest at 12% per annum and, if no merger had been completed between the parties, would have matured on June 30, 2014. At March 31, 2014, the Company had accrued $9,237 of related party interest under these notes. The merger was completed on April 2, 2014. See Note 15.

For the year ended March 31, 2014 and 2013, the Company recognized related party interest expense of $13,155 and $425, respectively.

Note 11.

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

At March 31, 2014 and 2013, the Company had notes payable – current portion of $246,001 and $281,805, respectively. At March 31, 2014 and 2013, notes payable – current portion included $127,575 and $102,060, respectively, due to the former landlord and $100,000 due to the former director of eDiets. In addition, the balances include amounts due under insurance related notes payable. Annual interest rates on these notes range from 5% to 8.4%.

Notes payable non-current includes $50,957 and $153,107, due to a former landlord at March 31, 2014 and 2013, respectively, and $30,000 and $40,000 due through fiscal 2016, respectively, due under our asset purchase agreement with Seen On TV.

Note 12.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Ronald C. Pruett Jr. to serve as our chief executive officer. The term of the agreement was for one year and provided for successive one-year periods unless a notice of non-renewal is given by either party or the agreement is otherwise terminated sooner in accordance with its provisions. Pursuant to the agreement, Mr. Pruett received an annual base salary of $275,000, together with an additional salary of $275,000 during the first year of his employment with us. Mr. Pruett’s base salary may be increased from time to time as determined by the compensation committee of the board of directors. Mr. Pruett voluntarily waived his right to receive payments on his additional salary of $275,000 beginning with the payroll period ending February 10, 2014, continuing until Mr. Pruett otherwise notifies the Company. In addition to his base salary, Mr. Pruett was entitled to receive an annual cash bonus calculated by reference to our actual performance during the immediately preceding fiscal year measured against a revenue and adjusted EBITDA (earnings before income taxes, depreciation and amortization) target to be established by Mr. Pruett and the compensation committee and approved by the board of directors. Mr. Pruett and the compensation committee did not establish a revenue and adjusted EBITDA target for our fiscal year ending March 31, 2014. Mr. Pruett also received an option grant to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock. The First Option Grant vested on the grant date, May 6, 2013, and has a per share exercise price equal to $0.35, the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant had a per share exercise price equal to $0.70. The Second Option Grant vests in four equal tranches on May 6, 2013, May 1, 2014, November 1, 2014 and May 1, 2015. Provided that the agreement had not been terminated, on December 31, 2013, Mr. Pruett became entitled to receive subsequent grants of stock and options, at the compensation committee’s option, with an aggregate value of at least $918,750, vesting in four equal tranches on the grant date, May 1, 2014, November 1, 2014 and May 1, 2015. Mr. Pruett was not granted any additional stock options.

If Mr. Pruett’s employment was terminated due to death, his estate would receive (i) six months’ base salary at his then current rate in a lump sum payment and (ii) one year of continued coverage under the Company’s employee benefit plans. If Mr. Pruett’s employment is terminated due to disability, he was to receive (i) six months’ base salary at his then current rate, (ii) one year of continued coverage under the Company’s employee benefit plans and (iii) any earned but unpaid bonuses, provided that the Company may credit against such amounts any proceeds paid to Mr. Pruett with respect to any disability policy maintained for his benefit. If Mr. Pruett’s employment is terminated by the Company without cause or following a change in control or by Mr. Pruett for good reason or following a change in control, Mr. Pruett would have received (i) 12 months’ base salary at his then current rate, (ii) continued provision during such 12-month period of benefits under the Company’s employee benefit plans, (iii) immediate vesting of all granted but unvested stock options and (iv) a prorated payment of any bonus or other payments earned in connection with any bonus plan in which Mr. Pruett participated at the time of termination. The amount of each payment under (i) shall be reduced by one dollar for each three dollars otherwise payable, until the aggregate amount of all such reductions, together with the aggregate amount of bonus reductions described above, equals $275,000. Mr. Pruett would not be entitled to any compensation if his employment is terminated by the Company for cause or by Mr. Pruett in the absence of good reason.

Mr. Pruett voluntarily waived his right to receive Additional Compensation, as defined in Section 3(a) of his employment agreement with the Company, beginning with the payroll period ending February 10, 2014 and continuing until Mr. Pruett otherwise notified the Company. Following the Infusion Merger, he resigned as a director, April 2, 2014 and as President and Chief Executive Officer of the Company (and all positions with our subsidiaries), effective as of April 10, 2014. Mr. Pruett elected to terminate his employment effective May 1, 2014. The termination agreement modified certain terms of his employment agreement and provided that Mr. Pruett was entitled to receive the balance of additional salary due him totaling approximately $72,000, which will be paid over a period of approximately three months beginning May 1, 2014. In addition, in accordance with our stock option plans, options granted, both vested and unvested, will expire 90-days from the date of his resignation.

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

Leases

On February 1, 2012, the Company entered into a new 36-month lease agreement on our existing headquarters facility. Terms of the lease provide for a base rent payments of approximately $7,900 per month for the first twelve months, increasing 3% per year thereafter. The lease contained no provisions for a change in the base rent based on future events or contingent occurrences. In accordance with the provisions ASC 840-Leases, the Company is recognizing lease expenses on a straight-line basis, which total $8,100 per month over the lease term.

On August 23, 2013, the lease on our headquarters facility was amended, decreasing our base rent payments to approximately $5,700 per month and extending the term of the lease through January 31, 2018. The amended lease further provides for annual increases in the base rent commencing February 1, 2015, based on the Consumer Price Index of the immediately preceding calendar year but in no event less than 3% per annum. In accordance with the provisions of ASC 840 – Leases, the Company is recognizing lease expense on a straight line basis, which totals approximately $5,900 per month over the lease term.

During September 2012, eDiets entered into a one year lease for office space in Pompano Beach, Florida. The lease covered approximately 8,800 square feet at a monthly base rent of $9,800 per month. The Company did not renew this lease upon expiration and no longer occupies this facility.

The following is a schedule by year of future minimum rental payments required under our lease agreement on March 31, 2014:

Operating Lease
Year 1	$68,762
Year 2	70,825
Year 3	72,949
Year 4	55,934
Year 5	—
$268,470

Base rent expense recognized by the Company, attributable to its headquarters facility and eDiets facility was approximately $131,000 and $107,000 for the years ended March 31, 2014 and 2013, respectively.

Registration Rights

Under the terms of a 2010 private placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company has a related accrued liability of $156,000 at both March 31, 2014 and 2013.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.

Stockholders’ Equity

Capital Stock

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock were issued or outstanding at March 31, 2014 and 2013, respectively.

Common Stock

At March 31, 2014 and 2013, we were authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share.

At and March 31, 2014 and 2013, the Company had 71,741,250 and 71,282,066 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Share Issuances

Common Stock and Warrants

On July 19, 2013, the Company issued 142,500 shares of common stock to National Securities Corporation in consideration for consulting and advisory services provided by National Securities Corporation under an advisory services agreement dated August 14, 2012 in connection with the eDiets merger. The fair value of $82,650 was recorded as an expense and additional paid-in capital during fiscal year ended March 31, 2013.

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
	6,500,000

The actual number of warrants to be granted under the agreement was subject to adjustment downward up to 50%, based upon certain performance goals being achieved relating to weight-loss. These provisions constitute a performance commitment within the meaning of ASC 505 — Equity. In accordance with ASC 505 — Equity, when equity instruments are issued to non-employees in exchange for the receipt of goods or services the equity instruments are measured at fair value at the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete. The agreement did not contain a sufficiently large disincentive for nonperformance as forfeiture of the equity instrument is the sole remedy in the event of nonperformance. Therefore, a final measurement date could not be established until performance was complete and ASC 505 — Equity requires the recognition of expense from the transaction be measured at the then-current lowest aggregate fair value at each reporting period with changes in those lowest aggregate fair values between the reporting periods recognized in earnings. The first of two performance goals was met during March 2013 reducing the potential adjustment downward to 25%. On May 15, 2013, the second performance goal was not achieved and warrants to purchase 1,625,000 shares of common stock exercisable at prices from $0.01 to $2.00 per share were forfeited.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The related campaign talent costs were being recorded in selling and marketing expenses over the performance period of 24 months. The assumptions used at the initial valuation date, November 19, 2012, and March 31, 2014, were as follows:

	Lowest Aggregate Fair Value
	Initial Valuation	March 31, 2014
Number of shares underlying warrants	3,250,000	4,875,000
Exercise prices	$0.01 - $2.00	$0.01 - $2.00
Volatility	174.0%	144.86%
Risk-free interest rate	0.33%	0.29%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	3.00	1.63

In March 2014, the Company determined that the unamortized prepaid component remaining under the licensing and endorsement had no further value as the Company is no longer using Eight Entertainment LLC for celebrity endorsements, advertising, or promotional programs and the remaining $79,000 was charged to campaign talent expense.  Further, in March 2014, the Company determined that performance under this agreement was complete under the provisions of ASC 505 for purposes of warrant valuation with no further valuations required.

The Company recognized marketing expense (income) under this agreement of approximately $(18,000) and $263,000, including approximately $(143,000) and $217,000 attributable to the warrants issued and $204,000 and $46,000 attributable to the cash component for the years ended March 31, 2014 and 2013, respectively.

A summary of warrants outstanding at March 31, 2014, is as follows:

Summary of Warrants Outstanding

Warrant Description	Number of Warrants (A)		Exercise Prices	Expiration Dates
2011 Convertible Notes	431,251		$3.00-$10.00	April 11, 2014
2011 Private Placement	672,750		$3.00-$10.00	May 27, 2014 - June 15, 2014
2011 Bridge Warrant	8,789,064		$0.64	August 29, 2014
2011 Bridge Warrant Placement Agent	1,165,875		$0.64	August 29, 2014
2011 Unit Offering	33,277,842	(B)	$0.59	October 28, 2016
2011 Unit Offering Placement Agent	4,726,892	(B)	$0.59	October 28, 2016
2010 Other Placements	412,500		$0.64-$3.15	June 1, 2014 - June 22, 2015
2012 Bridge Warrant	1,137,735	(B)	$0.77	September 7, 2015 - September 20, 2015
2012 Bridge Warrant Placement Agent	227,546	(B)	$0.77	September 7, 2015
2012 Unit Offering	6,300,213	(B)	$0.80	November 14, 2015
2012 Unit Offering Placement Agent	1,561,544	(B)	$0.70-$0.80	November 14, 2017
2012 Talent Compensation	4,875,000		$0.01-$2.00	November 19, 2015
2013 Merger related notes converted	494,328	(B)	$0.80	November 14, 2015
2013 eDiets Warrants	427,987		$1.40-$4.74	July 15, 2019 - September 11, 2019
	64,500,527

———————

(A)

All warrants reflect post anti-dilution and repricing provisions applied.

(B)

Subject to potential further anti-dilution and repricing adjustment (See Note 8).

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

On May 2, 2013, effective May 1, 2013, we entered into an employment agreement with Mr. Ronald C. Pruett Jr. to serve as our chief executive officer. As a component of his compensation package the board of directors approved an option grant to purchase 425,000 shares (the “First Option Grant”) of our common stock and a second option grant to purchase 2,625,000 shares (the “Second Option Grant”) of our common stock. The First Option Grant vested on the grant date, May 6, 2013, and has a per share exercise price equal to $0.35, the average of the high bid and low asked prices of our common stock on the OTC Bulletin Board on the trading day immediately preceding the grant date. The Second Option Grant has a per share exercise price equal to $0.70. The Second Option Grant vests in four equal tranches on May 6, 2013, May 1, 2014, November 1, 2014 and May 1, 2015. Provided that the agreement has not been terminated, on December 31, 2013, Mr. Pruett became entitled to receive subsequent grants of stock and options, at the compensation committee’s discretion, with an aggregate value of at least $918,750, vesting in four equal tranches on the grant date, May 1, 2014, November 1, 2014 and May 1, 2015. Mr. Pruett was not granted any additional stock options. The following table includes the assumptions used in valuing these grants:

Number of shares underlying the option	425,000	2,625,000
Exercise price	$0.35	$0.70
Volatility	137%	137%
Risk-free interest rate	1.19%	1.19%
Expected dividend yield	0.00%	0.00%
Expected option life (years)	7	7

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mr. Pruett elected to terminate his employment effective May 1, 2014. The termination agreement modified certain terms of his employment agreement and provided that Mr. Pruett was entitled to receive the balance of additional salary due him totaling approximately $72,000, which will be paid over a period of approximately three months beginning May 1, 2014. In addition, in accordance with our stock option plans, options granted, both vested and unvested, will expire 90-days from the date of his resignation.

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

Mr. Sandell’s options vested under the following schedule:

Percent of Grant	Vesting Date

25%	August 1, 2013
25%	May 1, 2014
25%	November 1, 2014
25%	May 1, 2015

Mr. Sandell’s employment terminated effective June 1, 2014. Accordingly, Mr. Sandell’s vested options will remain exercisable for 90 days following termination and thereafter all options granted to Mr. Sandell, both vested and unvested, will be cancelled and returned to the option plan for potential future grants.

Stock based compensation for the years ended March 31, 2014 and 2013 was approximately $944,000 and $1,375,000, respectively. Stock based compensation for all periods presented are included in general and administration expenses in the accompanying consolidated statements of operations.

Information related to options granted under our option plans at March 31, 2014 and 2013 and activity for each of the years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2013	5,933,708	$2.32	6.55	$44,475
Granted	3,550,000	0.66	—	—
Exercised	—	—	—	—
Forfeited	(2,264,451)	2,37	—	—
Expired	(70,421)	0.35	—	—
Outstanding at March 31, 2014	7,148,836	$1.06	7.46	$—
Exercisable at March 31, 2014	4,245,086	$1.54	6.33	$—

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2012	1,025,000		$1.31	—	$—
Granted	5,018,807	(A)	1.93	—	319,652
Exercised	—		—	—	—
Forfeited	(110,099	)(B)	0.52	—	—
Expired	—		—	—	—
Outstanding at March 31, 2013	5,933,708		$2.32	6.55	$44,475
Exercisable at March 31, 2013	4,130,046		$2.38	5.93	$44,475

———————

(A)

Includes 2,816,208 eDiets acquisition adjusted replacement options.

(B)

Includes 97,599 eDiets acquisition adjustment replacement options.

The weighted average grant date fair value of unvested options at March 31, 2014, was approximately $1,020,000 and will be expensed over a weighted average period of 1.17 years.

As of March 31, 2014, there were 5,392,500 options available for further issuance under the Plans.

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

Note 14.

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

The following tables reflect results of operations from our business segments for the years ended March 31, 2014 and 2013:

	Year Ended March 31, 2014
	ASTV	eDiets	Corporate and other	Total
Revenues	$1,224,245	$761,350	$—	$1,985,595
Costs of revenues	1,250,249	91,280	—	1,341,529
Gross profit (loss)	(26,004)	670,070	—	644,066
Gross profit (loss) %	(2% )	88%	0%	32%

Allocated operating expenses:
Selling and marketing expense	88,986	(20,185)	—	68,801
General and administrative expenses	2,743,121	369,798	2,222,172	5,335,091

Income (loss) from operations	(2,858,111)	320,457	(2,222,172)	(4,759,826)
Revaluation of warrants and interest	(5,772)	2,328	10,759,545	10,756,101
Loss from discontinued operations	—	(15,325,697)	—	(15,325,697)
Net income (loss) before taxes	$(2,863,883)	$(15,002,912)	$8,537,373	$(9,329,422)

	Year Ended March 31, 2013
	ASTV	eDiets	Corporate and other	Total
Revenues	$9,313,213	$90,545	$—	$9,403,758
Costs of revenues	6,979,898	342	—	6,980,240
Gross profit	2,333,315	90,203	—	2,423,518
Gross profit %	25%	100%	—	26%

Allocated operating expenses:
Selling and marketing expense	3,969,177	(16,667)	—	3,952,510
General and administrative expenses	5,224,123	61,642	1,493,452	6,779,217

Income (loss) from operations	(6,859,985)	45,228	(1,493,452)	(8,308,209)
Revaluation of warrants and interest	(770)	(849)	12,446,297	12,444,678
Loss from discontinued operations	—	(439,710)	—	(439,710)
Net income (loss) before taxes	$(6,860,755)	$(395,331)	$10,952,845	$3,696,759

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.

Subsequent Events

Infusion Merger

On April 2, 2014, the Company entered into an Agreement and Plan of Merger (the “Infusion Merger Agreement”) with Infusion Brands International, Inc., a Nevada corporation (“IBI”), Infusion Brands, Inc. (“Infusion”), a Nevada corporation and a wholly owned subsidiary of IBI, and ASTV Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of the Company. Effective April 2, 2014. ASTV Merger Sub, Inc. merged with and into Infusion, with Infusion continuing as the surviving corporation and becoming a direct wholly owned subsidiary of the Company (the “Infusion Merger”). Infusion, formerly a wholly owned subsidiary of IBI, is a Nevada corporation organized in July 2008. Infusion is engaged in identifying affordable and demonstrable products to market principally to domestic customers through direct-to-consumer channels such as television infomercials, live shopping networks, and ecommerce channels. Its products are also sold through web sites operated by the live shopping networks that agree to carry its products and its own proprietary websites. Infusion has been operating at a loss since its inception.

In addition, Infusion owns 100% of the membership interests of Ronco Funding LLC.  The sole assets of Ronco Funding LLC are a participation interest in the secured debt of Ronco Holdings, Inc. (“Ronco Holdings”) and an option to procure the remaining interest in such secured debt for an additional $2,350,000. Ronco Holdings is a Delaware company. Infusion also holds the right to designate the majority of the board of directors of Ronco Holdings.  Ronco Holdings products include, but are not limited to the Showtime Rotisserie & BBQ, 5-Tray Electric Food Dehydrator, Veg-o-Matic, Smart Juicer and Pocket Fisherman. Due to the ownership and rights to the Ronco Holdings secured debt and control over the Ronco Holdings board of directors, for accounting purposes, Ronco Holdings is treated as a variable interest entity, with Infusion being the primary beneficiary.

Pursuant to the terms of the Infusion Merger Agreement the Company issued to IBI 452,960,490 shares of its common stock in exchange for all of the outstanding shares of Infusion common stock. As a result, IBI became the majority shareholder of the Company, owning approximately 85.2% of the Company’s outstanding common stock as of the date of the Infusion Merger and 75% of Company’s outstanding common stock on a fully diluted basis. Pursuant to the terms of the Infusion Merger Agreement, the Company also agreed to increase the size of its board of directors from 5 to 7, to cause three of its existing directors to resign and to appoint 5 new persons, designated by IBI, to the Company board of directors. Kevin Harrington, Randolph Pohlman and Ronald C. Pruett, Jr. resigned from the Company’s board of directors and Robert DeCecco, Shadron Stastney, Dennis W. Healey, Mary Mather and Allen Clary were appointed to the Company’s board of directors. Mr. Clary subsequently resigned in June 2014. Following these actions, the Company’s board of directors is now comprised of Mr. DeCecco, chairperson, Kevin A. Richardson, II, Greg Adams, Mr. Stastney, Mr. Healey and Ms. Mather. Mr. Greg Adams and Mr. Kevin Richardson, II are each considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

Under the Infusion Merger Agreement, the Company agreed to assume from Infusion all obligations for indebtedness for borrowed money of Infusion outstanding at the closing of the Infusion Merger and all agreements relating to that indebtedness. This indebtedness is primarily comprised of a Senior Secured Debenture issued to Vicis Capital Master Fund in the principal amount of $11,000,000, bearing interest at a rate of 6% until June 30, 2014, 9% from July 1, 2014 until June 30, 2015, and 12% from July 1, 2015 until the maturity date of June 30, 2016 (the “Senior Secured Debenture”). The Senior Secured Debenture is collateralized by all assets of the Company and guaranteed by each other Credit Party (as defined below), which guaranty will be collateralized by substantially all of the assets of those other Credit Parties. The Senior Secured Debenture is subject to customary covenants and events of default.

Pursuant to the terms of the Infusion Merger Agreement, IBI may require the Company to file a registration statement registering the resale of the shares of the Company’s common stock issued to IBI pursuant to the Infusion Merger. The Company has also agreed, at its cost and subject to certain limitations, to maintain the same level of director indemnification and insurance coverage as those in place for Infusion and IBI immediately prior to the Infusion Merger.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Infusion Merger transaction will be treated as a reverse merger under the acquisition method of accounting in accordance with the provisions of Financial Accounting Standards Board, Accounting Standards Codification (“FASB ASC”) 805, whereby Infusion will be the accounting acquirer (legal acquiree) and the Company (As Seen On TV, Inc.) will be treated as the accounting acquiree (legal acquirer). Accordingly, effective with the merger closing, the historical financial records of the Company will be those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree.

Note Purchase Agreement

Pursuant to a Senior Note Purchase Agreement dated as of April 3, 2014, by and among the Company, Infusion, eDiets.com, Inc., Tru Hair, Inc., TV Goods Holding Corporation, Ronco Funding LLC (collectively, the “Credit Parties”), and MIG7 Infusion, LLC (“MIG7”), the Credit Parties sold to MIG7 a senior secured note having a principal amount of $10,180,000 bearing interest at 14% and having a maturity date of April 3, 2015 (the “MIG7 Note”). The MIG7 Note is subject to automatic extension for an additional 180-day period in the event that the Credit Parties have requested such extension in writing at least 60 days prior to the original maturity date, no event of default under the Senior Note Purchase Agreement is then in existence, and the Company’s consolidated revenues, as determined in accordance with generally accepted accounting principles, and EBITDA for the 12 months immediately preceding the request equal or exceed $39,000,000 and $6,000,000, respectively. During such extension the MIG7 Note would bear interest at a rate of 15.5%. Funding of the amounts borrowed under the MIG7 Note was made in two tranches, with the first funding of $7,400,000 occurring on April 3, 2014, and the second funding, which resulted in funding of an aggregate gross amount of $10,180,000 under the Senior Note Purchase Agreement, occurring on May 1, 2014.

Under the Senior Note Purchase Agreement, MIG7 is entitled to two board observer seats on each Credit Party’s board of directors, and, upon the written request of MIG7, to the nomination of two individuals selected by MIG7 for election to the board of directors of each Credit Party as full voting members of such boards.

Under the Senior Note Purchase Agreement, the Company also issued a warrant to purchase 4.99% of the common stock of the Company on a fully diluted basis, on the date of exercise, to MIG7 Warrant, LLC, an affiliate of MIG7, at any time on or before the maturity date of the Note at an exercise price of $0.0001 per share. The warrant expires on April 3, 2015, unless extended an additional six months if the MIG7 Note is extended.

The Senior Note Purchase Agreement contains a number of covenants restricting, among other things, dividends, liens, redemptions of securities, debt, mergers and acquisitions, asset sales, transactions with affiliates, capital expenditures, and prepayments and modifications of subordinated debt instruments. The Senior Note Purchase Agreement contains customary events of default as well as events of default for failing to achieve certain targets for consolidated revenues and consolidated EBITDA for the 2014 and 2015 calendar years. Among other remedies, upon an event of default, MIG7 would be entitled to sweep and retain 65% of all cash deposited in the operating account of the Company until all obligations owing to MIG7 are paid in full.

The obligations of the Credit Parties under the Note are collateralized by substantially all of their respective assets under a Security Agreement between the Credit Parties and MIG7 and the Company has agreed to pledge the stock of all other Credit Parties that are corporations under a Pledge Agreement.

In connection with the Senior Note Purchase Agreement and the transactions contemplated thereby, the Credit Parties, MIG7, and Vicis Capital Master Fund entered into an intercreditor agreement pursuant to which MIG7, and Vicis Capital Master Fund agreed among other matters to share priority under and allocation of amounts owing to each of them under the Senior Secured Debenture held by Vicis Capital Master Fund and under the MIG7 Note.

Mr. Stastney is a member in and chief operating officer of Vicis Capital, LLC, the investment advisor to Vicis Capital Master Fund. Vicis Capital Master Fund is the holder of the Senior Secured Debenture.

Each of Ms. Mather and Messrs. DeCecco, and Stastney is party to an employment agreement with IBI, each of which was assigned to Infusion in connection with the Infusion Merger.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Matters

On April 2, 2014, concurrent with the execution of the Infusion Merger Agreement, Mr. Kevin Harrington resigned his position as chairman and member of our board of directors. On June 5, 2014, Mr. Harrington entered into an agreement terminating his Services Agreement dated October 28, 2011, receiving approximately $53,000 in full and complete settlement of all amounts due under his Services Agreement.

Subsequent to the period covered by this report, on or about June 13, 2014, the Company became aware of a former director of the Company filing a complaint in the U.S. District Court in the Eastern District of Pennsylvania, styled Michael Cimino v. As Seen On TV, Inc., Steven A. Rogai and Ronald C. Pruett, Jr., Case No. 2:14-cv-03461-GAM, alleging that the Company breached certain settlement and equity compensation matters relating to the director’s resignation from the Company in 2011. The complaint also names the Company’s former chief executive officers as defendants. The plaintiff is seeking approximately $3.5 million in damages, pre and post judgment interest, attorneys’ fees, together with an unspecified amount of punitive damages. The Company, based on its preliminary review, believes that the claims are without merit. In addition, as the Company has not yet been served in this matter, it has not determined the potential liability associated with the claims, if any. In the event the plaintiff takes any further steps to prosecute the lawsuit, the Company intends to retain counsel and vigorously defend the action.

EXHIBIT INDEX

Exhibit No.	Description
10.46	Lease Agreement, as amended on August 23, 2013
21.1	List of subsidiaries of the Company
23.1	Consent of EisnerAmper LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document