Form 10-Q
period 2014-06-30
As Seen On TV, Inc.
filed 2014-09-19
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2014
Or

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

(727) 230-1031

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of September 19, 2014
Common Stock, $0.0001 Par Value Per Share			531,815,115

As Seen On TV, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$1,968,086	$91,397
Accounts receivable, net	1,429,041	1,127,058
Affiliate receivable - related party	358,954	—
Inventories	3,500,694	879,178
Note receivable on asset sale - current	225,000	—
Prepaid expenses and other current assets	2,337,033	96,826
Total current assets	9,818,808	2,194,459

Restricted cash - non current	61,244	—
Notes receivable, including interest receivable – related party	1,003,164	—
Note receivable on asset sale less current portion	675,000	—
Property and equipment, net	407,803	100,732
Goodwill	16,421,922	—
Intangibles, net	11,427,926	—
Deposits	18,396	—
Total assets	$39,834,263	$2,295,191
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$6,060,146	$2,193,664
Deferred revenue	25,054	37,030
Accrued expenses and other current liabilities	3,784,114	659,695
Accounts receivable financing arrangement	69,305	473,960
Notes payable - related party	3,016,228	—
Notes payable - current portion	17,699,077	—
Warrant liability	2,373,884	—
Due to Infusion Brands International	—	20,138,733
Total current liabilities	33,027,808	23,503,082
Notes payable	2,075,993	—
Notes payable - related party	11,211,562	—
Total liabilities	46,315,363	23,503,082
Commitments and contingencies (Note 13)
Redeemable preferred stock (Note 14)	2,700,000	—
Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	—	—
Common stock, $.0001 par value; 750,000,000 shares authorized and 531,815,115 and 71,741,250 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	53,182	7,174
Additional paid-in capital	22,887,977	6,476,565
Accumulated deficit	(30,980,593)	(27,691,630)
Total ASTV stockholders' equity (deficiency)	(8,039,434)	(21,207,891)
Deficit relating to noncontrolling interest in Ronco Holdings, Inc.	(1,141,666)	—
Total stockholders' equity (deficiency)	(9,181,100)	(21,207,891)

Total liabilities, redeemable preferred stock and stockholders' equity (deficiency)	$39,834,263	$2,295,191

(Continued)

The following table includes assets to be used to settle liabilities of the consolidated variable interest entity (“VIE’).  These assets and liabilities are included in the June 30, 2014 consolidated balance sheet above.  See Note 3 for additional information on the consolidated VIE.

June 30, 2014
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITY THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITY:
Cash	$15,889
Accounts receivable	1,840,384
Inventories	1,657,820
Prepaid expenses and other assets	229,468
Property and equipment	261,355
Goodwill	15,907,825
Intangible assets	3,635,426
Total assets	$23,548,167
LIABILITIES OF CONSOLIDATED VARIABLE INTEREST ENTITY FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Accounts payable	$2,159,648
Accrued expenses	2,882,220
Notes payable	15,205,734
Total liabilities	$20,247,602

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$3,385,371	$3,813,904	$6,580,947	$9,190,171
Cost of revenues	2,037,233	2,747,362	4,077,838	6,671,863
Gross profit	1,348,138	1,066,542	2,503,109	2,518,308

Operating expenses:
Selling and marketing expenses	1,912,497	362,950	2,511,442	886,775
General and administrative expenses	2,993,567	1,285,166	4,536,731	2,692,626
Loss from operations	(3,557,926)	(581,574)	(4,545,064)	(1,061,093)

Other (income) expense:
Gain on warrant revaluation	(1,702,841)	—	(1,702,841)	—
Interest income	(32,365)	—	(37,045)	—
Interest expense	1,375,108	73,242	1,617,834	169,269
Other (income) expense	(1,912)	(2,031)	7,617	1,429
Net other (income) expense	(362,010)	71,211	(114,435)	170,698

Loss before provision for income taxes	(3,195,916)	(652,785)	(4,430,629)	(1,231,791)
Provision for income taxes	—	—	—	—

Net loss	(3,195,916)	(652,785)	(4,430,629)	(1,231,791)
Less: Net loss attributed to noncontrolling interest in Ronco Holdings, Inc.	1,016,403	—	1,141,666	—
Net loss attributable to As Seen On TV, Inc.	(2,179,513)	(652,785)	(3,288,963)	(1,231,791)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted-average number of common shares outstanding	526,759,358	71,282,482,	300,507,260	64,807,761

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

	Common Shares,
	$.0001 Par Value						Total
	Per Share		Additional		Total ASTV	Deficit Related to	Stockholders'
	Shares		Paid-In	Accumulated	Stockholders'	Noncontrolling	Equity
	Issued	Amount	Capital	Deficit	Deficit	Interest in Ronco	(Deficiency)
Balance at December 31, 2013	71,741,250	$7,174	$6,476,565	$(27,691,630)	$(21,207,891)	$—	$(21,207,891)

Share based compensation	—	—	253,792	—	253,792	—	253,792
Affiliate capital contribution	—	—	10,181,201		10,181,201		10,181,201
Shares issued in connection with reverse acquisition	452,960,490	45,296	5,952,180	—	5,997,476	—	5,997,476
Shares issued under re-pricing agreement	7,113,375	712	(712)	—	—	—	—
Warrants issued for services	—	—	24,951	—	24,951	—	24,951
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,141,666)	(1,141,666)
Net loss attributable to As Seen On TV, Inc.	—	—	—	(3,288,963)	(3,288,963)	—	(3,288,963)

Balance at June 30, 2014	531,815,115	$53,182	$22,887,977	$(30,980,593)	$(8,039,434)	$(1,141,666)	$(9,181,100)

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(4,430,629)	$(1,231,791)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Accretion of discount on notes payable	847,259	—
Amortization of debt issuance costs	102,556	—
Change in allowance for inventory obsolescence	76,001	—
Change in allowance for sales returns	(59,518)	(251,565)
Change in allowance for uncollectible accounts	18,324	(15,755)
Depreciation and amortization	285,456	19,940
Gain on warrant revaluation	(1,702,841)	—
Warrants issued for services	24,951	—
Share-based compensation expense	253,792	468,830
Changes in operating assets and liabilities
Accounts receivable	125,537	1,241,399
Inventories	(1,180,148)	331,507
Prepaid expenses and other current assets	(1,340,306)	(94,309)
Accounts payable	83,580	525,729
Accrued expenses and other current liabilities	847,719	113,456
Deferred revenue	(50,745)	(198,574)
Other	(44,510)	(9,047)
Net cash (used in) provided by operating activities	(6,143,522)	899,820

Cash flows from investing activities
Decrease in restricted cash	22,118	—
Patent renewal costs	(9,500)	—
Cash acquired in connection with acquisitions	150,398	—
Purchase of property and equipment	(130,823)	—
Net cash provided by investing activities	32,193	—

Cash flows from financing activities
Capital contribution from Infusion Brands International	31,161	—
Funds borrowed from affiliated entities	—	370,134
Net payments made on accounts receivable factoring arrangement	(404,655)	(1,427,536)
Principal payments on notes payable	(45,321)	—
Proceeds from senior secured note payable	8,406,833	—
Net cash provided by (used in) financing activities	7,988,018	(1,057,402)

Net decrease in cash	1,876,689	(157,582)
Cash at beginning of year	91,397	288,779
Cash at end of year	$1,968,086	$131,197

(Continued)

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013

Supplemental Cash Flow Information
Interest paid in cash	$1,526,183	$169,269
Income taxes paid in cash	$—	$—
Non Cash Investing and Financing Activities
Anti-dilutive shares issued	$712	$—
Capital contribution from Infusion Brands International	$10,181,201	$—
Common shares issued in connection with merger	$5,997,476	$—
Insurance premiums financed through note payable	$138,139	$—
Warrants issued with notes payable	$2,407,930	$—
Reclassification of accrued interest to principal balance of debt	$211,562	$—
Debt issuance costs withheld from debt proceeds	$441,000	$—

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation ,Description of Our Business, Liquidity and Going Concern

Basis of Presentation

On April 2, 2014, As Seen On TV, Inc. (“ASTV”) and Infusion Brands, Inc. (“Infusion”), entered into an Agreement and Plan of Merger (“Merger Agreement”). Under the terms of the Merger Agreement, ASTV issued 452,960,490 shares of common stock to Infusion Brands International, Inc. (“IBI”), parent of Infusion, in exchange for all the shares of Infusion.  Following the transaction, IBI became an 85.2% owner of ASTV’s outstanding common stock and 75% owner of ASTV’s common shares on a fully diluted basis.

The merger has been accounted for as a reverse acquisition with Infusion treated for accounting purposes as the acquirer. As such, the financial statements of Infusion Brands, Inc. are treated as the historical financial statements of the Company, with the results of ASTV being included from April 2, 2014 and thereafter. For the periods prior to the closing of the reverse acquisition our discussion below relates to the historical business and operations of Infusion.  See Note 4.

Concurrent with the April 2, 2014 Merger Agreement, Infusion assumed all assets and obligations of Infusion Brands International, Inc. (“IBI”), including all rights held by IBI under a participation agreement between IBI and secured creditors of Ronco Holdings, Inc. (“Ronco”). Accordingly, while Infusion does not hold an equity position in Ronco, Ronco was deemed a Variable Interest Entity (“VIE”) with Infusion being the primary beneficiary therefore, the results of Ronco are included in the consolidated financial statements from March 6, 2014 and thereafter. See Note 3 for specifics of the participation agreement and VIE determination.

Concurrent with the aforementioned reverse merger, ASTV changed its fiscal year end from March 31st to December 31st to align with the fiscal year end of Infusion and Ronco. This was done to improve financial comparability as all entities are consolidated.

The consolidated condensed results of operations include the revenues and expenses of Ronco subsequent to March 6, 2014, the date Ronco became a VIE, and ASTV’s business subsequent to April 2, 2014, the closing date of the reverse acquisition.

The condensed consolidated financial statements as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014, and the results of operations for the three and six month periods ended June 30, 2014 and 2013, the statement of shareholders' equity (deficiency) for the six months ended June 30, 2014 and the statements of cash flows for the six month periods ended June 30, 2014 and 2013. The condensed consolidated results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2013 has been derived from Infusion’s audited financial statements for the year ended December 31, 2013. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission as exhibit 99.1 to Form 8-K/A on September 2, 2014.

Collectively ASTV, Infusion and Ronco are referred to as the “Company” herein.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Description of Our Business

ASTV

As Seen On TV, Inc. is a direct response marketing company and owner of AsSeenOnTV.com and eDiets.com. We identify, develop and market consumer products for global distribution via TV, Internet and retail channels. We also generate subscription based revenue from our nationwide weight-loss oriented digital subscription service through eDiets.com.

ASTV, a Florida corporation, was organized in November 2006. Our executive offices are located in Clearwater, Florida.

Infusion

Infusion is a Nevada Corporation and a wholly-owned subsidiary of ASTV. Infusion is a consumer products company that leverages direct response channels to satisfy unmet market demands and solve everyday problems. Infusion competes in three key product verticals – hardware, home goods, and cleaning – with a portfolio of revenue-generating brands including DualSaw, DualTools™, and DOC Cleaning. With physical offices in North America, Europe and Asia, Infusion has worldwide reach and capability. Its products are sold globally through a variety of national retailers, online retailers, catalogs, infomercials, and live shopping channels. Most of the Company's sales are generated in North America and Asia Pacific, to a large number of customers.

Ronco

Ronco was organized as a Corporation under the laws of the State of Delaware on January 11, 2011. Ronco is located in Austin, Texas and is engaged in the development and retail sale of consumer products throughout the United States. Ronco is a provider of proprietary consumer products for the kitchen and home. Ronco’s product line sells throughout the year through infomercials, internet sales, wholesale distributors and direct retailers.

Segments

Commencing with the reverse merger, the Company organized its business into four operating segments to align its organization based upon the Company’s management structure, products and services offered and funding requirements. The four operating segments that management defined were Power Tools & Cleaning, Housewares, eCommerce and Corporate. See Note 16 for further segment discussion.

Liquidity and Going Concern

At June 30, 2014, we had a cash balance of approximately $2.0 million, a working capital deficit of approximately $23.2 million and an accumulated deficit of approximately $31.7 million. We have experienced losses from operations since our inception and defaulted on our debt, and we have relied on a series of private placements of secured and unsecured promissory notes. The Company cannot predict how long it will continue to incur losses or whether it will ever become profitable.

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

Note 2. Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported periods.  The significant estimates included in the Company’s financial statements are the allowance for doubtful accounts, allowance for sales returns, inventory reserves, the estimated lives of property and equipment and intangible assets, the inputs used in determining the fair value of stock-based compensation and warrant liabilities, and the allocation of the consideration in the business combinations. Our management believes the estimates utilized in preparing our consolidated financial statements are reasonable. Actual results could differ significantly from these estimates.

Restricted Cash

Restricted cash represents funds held by credit card processors.

Revenue Recognition

We recognize revenue from product sales in accordance with Financial Accounting Standards Board (“FASB”) ASC 605 — Revenue Recognition.  Revenue from product sales is recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customer’s order is received and we receive acknowledgment of receipt by a third party shipper and collection is reasonably assured.

The Company provides an allowance for returns based upon specific product warranty agreements and past experience and industry knowledge. All significant returns for the periods presented have been offset against gross sales. The Company also provides a reserve for warranties, which is not significant and is included in accrued expense.

Accounts Receivable and allowance for doubtful accounts

Accounts receivable consists of amounts due from the sale of our power tools, cleaning, and housewares products and dietary programs less an allowance for uncollectible accounts.  The allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry and historical bad debt experience. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability. The allowance for doubtful accounts was approximately $22,000 and $15,000 as of June 30, 2014 and December 31, 2013, respectively.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advances on inventory purchases represent payments made to our product suppliers in advance of delivery to the Company and are included in prepaid expenses and other current assets. It is common industry practice to require a substantial deposit against products ordered before commencement of manufacturing, particularly with off-shore suppliers. Additional advance payments may also be required upon achievement of certain agreed upon manufacturing or shipment benchmarks.

In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. The Company's inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. The Company uses its best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. The Company reviews its inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values.

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

We review our long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

Intangible Asset

Intangible assets include acquired customer relationships, URLs and patents trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets of five to nine years in accordance with ASC Topic 350 "Intangibles - Goodwill and Other”. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  See Note 7.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other”. The test for impairment will be conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined that no events occurred or circumstances occurred through June 30, 2014 that would indicate that the fair value of goodwill and indefinite lived intangible assets may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute on its strategies, it may be necessary to record impairment charges in the future.

Share-based payments

The Company recognizes share-based compensation expense on share based awards under the provisions of ASC 718 Compensation - Stock Compensation. Compensation expense is recognized over the vesting period from the date of grant.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding.

The following securities were not included in the computation of diluted net earnings per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Stock options	3,288,836	—	3,288,836	—
Warrants	93,458,239	—	93,458,239	—
Total dilutive securities	96,747,075	—	96,747,075	—

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and trade accounts receivable. Cash is held with financial institutions in the United States and from time to time we may have balances that exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. Credit is extended to our customers, based on an evaluation of a customer’s financial condition and collateral is not required.

Advertising and Infomercial Production Costs

Advertising costs are expensed when incurred. Direct response production costs consist of infomercial production costs.  Such costs are deferred until the infomercial airs for the first time.

Product Development Costs

Costs of research, new product development and product redesign are charged to expense as incurred.

Patent Renewal Costs

The Company's intellectual property portfolio consists mainly of patents with respect to the technology and use of its products. Patent renewal and maintenance fees are due at various times over the life of the patent to keep patent in force. The Company capitalizes these costs and amortizes them over the shorter of the economic life or remaining life of the patent.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on June 30, 2014 and December 31, 2013, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, notes receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The fair value of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair value of notes payable approximates the carrying value. Determination of fair value of related party payables and receivables is not practicable due to their related party nature.

Accounting Standards Updates

In May 2014, the FASB has issued No. 2014-09, Revenues from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other, are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact that this ASU will have on its financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial statements and disclosures.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. Also consolidated are the assets, liabilities and results of operations of Ronco as a variable interest entry effective March 6, 2014. See Note 3. All inter-company account balances and transactions have been eliminated in consolidation.

Note 3. Variable Interest Entity

Ronco Holdings, Inc. is a distributor of consumer products which the Company believes could add significantly to its product lines and distribution channels.

On March 6, 2014, under the terms of the Amended and Restated RFL Enterprises and Infusion Agreement (“Participation Agreement”), IBI agreed to the acquisition of all rights with respect to secured debts held by creditors of Ronco, subject to an initial payment of $2,000,000 and a final payment of $2,350,000 within one year. The initial payment was made in March 2014 and on April 2, 2014, concurrent with execution of the merger agreement between the Company and Infusion (Note 4), Infusion assumed all assets and obligations of IBI, including all rights held by IBI under the Participation Agreement. These rights included the ability to designate a majority of the members of Ronco’s board of directors, which became effective in March 2014 upon the initial $2,000,000 payment. The composition of management was the same for both IBI and Infusion on March 6, 2014. The power to direct the activities that most significantly impacted Ronco’s economic performance was determined to have occurred when the Participation Agreement was signed on March 6, 2014 with Infusion being deemed the primary beneficiary on that date.

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Management has concluded, as a result of the Participation Agreement, that Infusion is the primary beneficiary of Ronco as Infusion has the power to direct the activities of Ronco that most significantly impact its economic performance. Therefore, Ronco was consolidated effective March 6, 2014. Infusion’s initial consolidation of Ronco is accounted for as a business combination which requires that the assets and liabilities be recorded at fair value. This conclusion will be re-evaluated during subsequent reporting periods if the relationship between Infusion and Ronco changes.

The liabilities of Ronco consolidated by the Company do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of Ronco. Similarly, the assets of Ronco consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets. The creditors of Ronco do not have recourse to the Company, thereby limiting our liability risks associated with our variable interests in Ronco.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of Ronco assets and liabilities included in the Company’s condensed consolidated financial statements at June 30, 2014, is as follows:

Assets
Current assets:
Cash	$15,889
Accounts receivable, net	1,497,513
Accounts receivable - related party	342,871
Inventories	1,657,820
Prepaid expenses and other assets	229,468
Total current assets	3,743,561

Property and equipment, net	261,355
Goodwill	15,907,825
Intangible assets, net	3,635,426
Total assets	$23,548,167

Liabilities and Redeemable Preferred Stock
Current liabilities:
Accounts payable	$2,159,648
Accrued expenses	2,882,220
Notes payable	11,620,143
Total current liabilities	16,662,011

Long-term notes payable - related party	3,585,591
Total liabilities	$20,247,602

Redeemable preferred stock	$2,700,000

The condensed consolidated results of operations for the three and six month periods ended June 30, 2014, include revenues attributable to Ronco of approximately $1,671,000 and $2,285,000, respectively, and a net loss attributable to Ronco of approximately $1,016,000 and $1,142,000, respectively.

Note 4. Business Combinations

Reverse Acquisition

On April 2, 2014, As Seen On TV, Inc. (“ASTV”) and Infusion Brands, Inc. (“Infusion”), entered into an Agreement and Plan of Merger (“Merger Agreement”). Under the terms of the Merger Agreement, ASTV issued 452,960,490 shares of its common stock to Infusion Brands International, Inc. (“IBI”), parent of Infusion, in exchange for all of the shares of Infusion. Following the transaction, IBI became an 85.2% owner of ASTV’s outstanding common shares and 75% owner of the ASTV’s common shares on a fully diluted basis. The Merger Agreement further provided IBI with the right to appoint a majority of the Company’s Board of Directors. Accordingly, the transaction was accounted for as a reverse acquisition under the provisions of ASC 805-40 Business Combinations – Reverse Acquisitions with Infusion becoming the acquirer for accounting purposes and ASTV becoming the accounting acquiree.

The effective consideration transferred to ASTV is determined based on the amount of shares that Infusion would have to issue to ASTV shareholders in order to provide the same ownership ratios as previously discussed. The fair value of the consideration effectively transferred by Infusion should be based on the most reliable measure. In this case, the market price of ASTV shares provide a more reliable basis for measuring the consideration effectively transferred than the estimated fair value of the shares of Infusion. The fair value of ASTV common stock is based on the closing stock price on April 2, 2014 of $0.09 per share, the closing stock price on the effective date of the merger.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Merger Agreement provided for merger consideration of the 452,960,490 shares of ASTV common stock as well as ASTV assuming all obligations of Infusion and all agreements relating to their indebtedness.

The estimate of the consideration paid by the Company in the transaction is as follows:

Fair Value of the ASTV common shares	(A)	$6,456,713
Less:
Reduction in note payable to IBI	(B)	(450,000)
Interest accrued on IBI note payable	(C)	(9,237)
Consideration effectively transferred		$5,997,476

———————

(A)

Based on 71,741,250 common shares with a fair value of $0.09 per share, the closing price of As Seen On TV, Inc. common shares on April 2, 2014, the transaction closing date.

(B)

Represents a series of notes issued by ASTV to IBI between December 23, 2013 and March 14, 2014 used for general working capital purposes. In the event the merger transaction was not completed by June 30, 2014, all principal and related accrued interest became payable, which was forgiven when the transaction closed.

(C)

Accrued interest related to the IBI notes, accrued at 12% per annum.

The fair value of assets acquired and liabilities assumed were based on estimates by our management. The Company expects the allocation to be finalized within twelve months of the effective date of the merger. The following table summarizes the estimated provisional fair value amounts of assets acquired and liabilities assumed on the effective date of acquisition:

Cash and cash equivalents	$53,966
Accounts receivable	4,560
Note receivable – current	225,000
Prepaid expenses and other current assets	271,804
Restricted cash – non current	83,462
Note receivable – non current	675,000
Property and equipment	43,798
Goodwill	514,097
Intangible assets	7,950,000
Deposits	2,185
Total assets acquired	9,823,872

Accounts payable	(625,413)
Accrued expenses and other current liabilities	(361,471)
Notes payable – current portion	(230,486)
Warrant liability	(1,668,795)
Current liabilities of discontinued operations	(904,788)
Notes payable – non current	(35,443)
Total liabilities assumed	(3,826,396)
Net assets acquired	$5,997,476

Of the $7,950,000 of acquired intangible assets $3,150,000 was allocated to our eDiets subsidiary and included $1,200,000 of customer relationships, $1,100,000 of domain names and $850,000 allocated to trade names. These intangibles are being amortized on a straight-line basis over a 5-year weighted average useful life. In addition, $4,800,000 of the purchase price was allocated to the Company’s asseenontv.com URLs and related websites which are not subject to amortization.

The purchase price exceeded the fair value of the net assets acquired by $514,097 which was recorded as goodwill and assigned to our eCommerce segment.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The condensed consolidated results of operations for the three and six month periods ended June 30, 2014, include post-combination revenues and net loss attributable to ASTV of approximately $189,000 and $600,000, respectively

.

VIE Acquisition

Under the provisions of the Amended and Restated RFL Enterprises and Infusion Agreement (“Participation Agreement”) dated March 6, 2014, RFL Enterprises LLC, Ronco Funding, LLC and IBI agreed the acquisition of all rights with respect to secured debts held by creditors of Ronco Holdings, Inc. (“Ronco”) would be transferred to IBI, subject to an initial payment of $2,000,000 and a final payment of $2,350,000 within one year. The initial payment was made in March 2014 and on April 2, 2014, concurrent with the execution of the merger agreement between the Company and Infusion, as discussed above, Infusion assumed all assets and obligations of IBI, including all rights held by IBI under the Participation Agreement. These rights included the ability to designate a majority of the members of Ronco Holdings board of directors, effective with the initial payment of $2,000,000. Accordingly, while Infusion had not yet acquired an equity position, Ronco was deemed a Variable Interest Entity under the provisions of ASC 810 – Consolidation with Infusion being the primary beneficiary. Accordingly, Ronco was consolidated into the Company’s condensed consolidated statement of operations and balance sheet at June 30, 2014. See Note 3.

The fair value of assets and liabilities consolidated, as of March 6, 2014, the date of the Participation Agreement, was based on estimates by our management. The Company expects the allocation to be finalized within twelve months of the effective date of the Participation Agreement. The following table summarizes the estimated provisional fair value amounts of assets and liabilities recorded as of the effective date:

Cash and cash equivalents	$96,432
Accounts receivable	752,172
Inventories	1,517,374
Prepaid expenses and other current assets	332,613
Property and equipment	179,672
Goodwill	15,907,825
Intangible assets	3,700,000
Total assets	22,486,088

Accounts payable	(2,443,917)
Accrued expenses and other current liabilities	(2,238,531)
Notes payable – current portion	(10,165,040)
Notes payable – related party - current portion	(3,016,228)
Notes payable – non current portion	(1,922,372)
Redeemable preferred stock	(2,700,000)
Total liabilities and temporary equity	(22,486,088)
Consideration paid	$—

Of the $3,700,000 of acquired intangible assets $2,000,000 was allocated to our patents and $1,700,000 allocated to our trademarks. The patents are being amortized on a straight-line basis over a 9-year weighted average useful life. The trademarks are an indefinite lived intangible asset not subject to amortization.

The purchase price exceeded the fair value of the net assets acquired by $15,907,825 which was recorded as goodwill and assigned to our Housewares segment.

Pro Forma Results of Operations

The condensed consolidated results of operations for the six months ended June 30, 2014, do not include the revenues or expenses of Ronco prior to March 6, 2014 nor ASTV’s business on or prior to April 2, 2014, the closing date of the reverse acquisition.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma results for the six months periods ended June 30, 2014 and 2013 summarize the condensed consolidated results of operations of the Company, assuming the recognition of Ronco as a Variable Interest Entity and reverse acquisition had occurred on January 1, 2013 and after giving effect to the reverse acquisition adjustments, including amortization of intangibles fair valued during the transactions and transaction related costs:

	Six Months Ended June 30,
	2014	2013
Net revenues	$7,223,669	$18,441,410
Net income (loss) attributable to As Seen On TV, Inc. stockholders	(4,510,615)	15,463,691
Net loss per share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03
Weighted-average number of common shares outstanding:
Basic	531,815,115	524,242,972
Diluted	531,815,115	526,305,472

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the recognition of Ronco and the reverse acquisition occurred on January 1, 2013, nor are they indicative of future results of operations.

Note 5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2014	2013
Advances on inventory	$988,871	$—
Debt issuance costs	338,665	—
Prepaid campaign production costs	499,700	—
Prepaid expenses - other	140,456	72,106
Prepaid insurance	369,341	24,720
	$2,337,033	$96,826

Note 6. Property and Equipment, net

The following table summarizes our property and equipment at June 30, 2014 and December 31, 2013:

		Additions
	December 31,	Participation	Reverse	Contribution and Assumption		June 30,
Description	2013	Agreement	Merger	Agreement	Purchases	2014
Equipment	$—	$123,089	$11,660	$—	$101,647	$236,396
Furniture and Fixtures	202,980	55,871	25,617	28,414	29,172	342,054
Leasehold Improvements	15,390	714	6,522	—	—	22,626
Total property and equipment	218,370	179,672	43,798	28,414	130,822	601,076
Accumulated depreciation	(117,638)	(19,964)	(4,924)	(21,754)	(28,993)	(193,273)
Property and equipment, net	$100,732	$159,708	$38,874	$6,660	$101,829	$407,803

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense for the three and six month periods ended June 30, 2014 was approximately $36,000 and $54,000, respectively. Depreciation expense for the three and six month periods ended June 30, 2013 was approximately $10,000 and $20,000, respectively.

Note 7. Intangible Assets and Goodwill

In connection with the March 6, 2014 Participation Agreement (see Note 3) recognizing Ronco as a Variable Interest Entity, we recognized certain identifiable intangibles, other than goodwill, totaling $3,700,000 as well as goodwill totaling $15,907,825. Identifiable intangibles other than goodwill consists of patents of $2,000,000 with a weighted average amortization period of nine years, and trademarks of $1,700,000 and goodwill, which are not subject to amortization.

In addition, in connection with the Merger Agreement completed April 2, 2014 (see Note 4), we recognized certain identifiable intangibles other than goodwill totaling $3,150,000. Identifiable intangibles other than goodwill consists of eDiets’ customer relationships of $1,200,000, eDiets’ domain names of $1,100,000 and eDiets’ trade names of $850,000, which are being amortized over a weighted-average period of five years. In addition, we recognized a fair value of $4,800,000 related to the Company’s asseenontv.com website and goodwill of $514,097, which are not subject to amortization.

The fair values assigned to the intangible assets recognized in these transactions were based on estimates of our management and are subject to independent appraisal. The Company expects the allocations will be finalized within twelve months of the effective dates of the transaction.

The following table summarizes our intangible assets at June 30, 2014:

		Additions
Intangible Asset	December 31, 2013	Participation Agreement	Reverse Merger	Post Combination	Total	Accumulated Amortization	June 30, 2014

Finite lived intangibles:
Patents	$—	$2,000,000	$—	$9,500	$2,009,500	$(74,074)	$1,935,426
Customer relationships	—	—	1,200,000	—	1,200,000	(60,000)	1,140,000
Domain names	—	—	1,100,000	—	1,100,000	(55,000)	1,045,000
Trade names	—	—	850,000	—	850,000	(42,500)	807,500
	—	2,000,000	3,150,000	9,500	5,159,500	(231,574)	4,927,926

Indefinite lived intangibles:
Trademarks	—	1,700,000	—	—	1,700,000	—	1,700,000
asseenontv.com URL	—	—	4,800,000	—	4,800,000	—	4,800,000
	—	1,700,000	4,800,000	—	6,500,000	—	6,500,000

Intangible, net	$—	$3,700,000	$7,950,000	$9,500	$11,659,500	$(231,574)	$11,427,926

Of the $16,421,922 of consolidated goodwill, $15,907,825 was recognized in connection with the Participation Agreement and $514,097 was recognized in connection with the reverse merger.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of future amortization expense is as follows:

Year 1	$853,278
Year 2	853,278
Year 3	853,278
Year 4	853,278
Year 5	695,778
Thereafter	819,036
$4,927,926

Note 8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2014	2013
Accrued compensation	$432,311	$281,287
Accrued interest	2,093,741	—
Accrued registration penalty	156,000	—
Accrued royalties	215,101	150,222
Accrued sales returns	239,033	—
Accrued sales taxes	516,426	1,417
Other accrued expenses	131,502	226,769
	$3,784,114	$659,695

Note 9. Accounts Receivable Financing Arrangement

On January 28, 2011, Infusion entered into an accounts receivable sales and financing arrangement that provides for the assignment and sale of certain qualified accounts receivable to a financial institution. The facility had an initial term of one year and provides for cash advances in amounts of 75% of qualified accounts receivable balances assigned up to an amount of $1,000,000. The initial term may be extended in one year periods upon the mutual agreement of the Company and the lender. The lender receives an initial discount of 1.75% of the net realizable value of the qualified receivables for purchased receivables outstanding from 1-30 days.

Subsequently, the lender receives an additional 1.0% discount for each 15 day period that the qualified receivable has not been collected. Further, the lender has a secured priority interest in the accounts receivable that they finance.

This arrangement does not qualify for sales accounting under current accounting standards and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts are classified as interest expense.

On October 10, 2012, Infusion amended our accounts receivable and purchase order financing agreement to raise the cash advance rate from 75% to 80% of qualified accounts receivable balances assigned up to an amount of $4,000,000 (up from $1,000,000 previously). The initial discount rate has been lowered from 1.75% to 1.65% for the first 1 – 30 days and from 1% to 0.80% for each subsequent 15 day period.

There was approximately $69,000 and $474,000 outstanding under this arrangement as of June 30, 2014 and December 31, 2013, respectively. Accounts receivable assigned as of June 30, 2014 and December 31, 2013 was approximately $136,000 and $920,000, respectively.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Warrant Liabilities

Warrants acquired in connection with the reverse merger, contain provisions that protect holders from a decline in the issue price of our common stock (or “down-round” provisions) or that contain net settlement provisions. The Company accounts for these warrants as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

On April 3, 2014, the Company issued 30,136,713 warrants with an exercise price of $0.0001 in connection with the $10,180,000 14% Senior Secured Promissory Note. As the note contained a variable share settlement provision, these warrants are recognized as a liability recorded at fair value.

The Company recognizes these warrants as liabilities at their fair value and remeasures them at fair value on each reporting date.

The assumptions used in connection with the valuation of warrants issued were as follows:

	June 30,	April 3,	April 2,
	2014	2014	2014
Number of shares underlying the warrants	77,862,807	30,136,713	47,726,094
Exercise price	$0.0001 - $0.80	$0.0001	$0.595 - $0.80
Volatility	111.17% - 199.57%	183.30%	134% - 158%
Risk-free interest rate	0.09% - 1.07%	0.11%	0.28% - 1.73%
Expected dividend yield	0.00%	0.00%	0.00%
Expected warrant life (years)	0.75 - 3.38	1	1.42 – 3.63
Stock price	$0.06	$0.08	$0.09

		Acquisition
		Measurement		Increase
		Date		(Decrease)
	December 31,	April 2,	Initial	in	June 30,
	2013	2014	Measurement	Fair Value	2014
2011 Unit Offering	$—	$1,242,333	$—	$(899,807)	$342,526
2011 Unit Offering Placement Agent	—	156,367	—	(113,254)	43,113
2012 Bridge Warrant	—	20,690	—	(2,988)	17,702
2012 Bridge Warrant Placement Agent	—	4,138	—	(598)	3,540
2012 Unit Offering	—	137,178	—	(45,283)	91,895
2012 Unit Offering Placement Agent	—	96,481	—	(34,436)	62,045
2013 Merger related notes converted	—	11,608	—	(3,738)	7,870
2014 Senior Note Purchase	—	—	2,407,930	(602,737)	1,805,193
	$—	$1,668,795	$2,407,930	$(1,702,841)	$2,373,884

The approximate $1,703,000 decrease in fair value of warrants is recognized as a gain in the Other (Income) Expense section of the Condensed Consolidated Statement of Operations. The gain is also recognized within the Corporate segment’s results of operations.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Number of Warrants Subject to Remeasurement

	Number of Warrants
		April 2,
	December 31,	2014	Warrant		June 30,
	2013	Acquisition	Additions	Reductions	2014
2011 Unit Offering	—	33,277,837	—	—	33,277,837
2011 Unit Offering Placement Agent	—	4,726,891	—	—	4,726,891
2012 Bridge Warrant	—	1,137,735	—	—	1,137,735
2012 Bridge Warrant Placement Agent	—	227,546	—	—	227,546
2012 Unit Offering	—	6,300,213	—	—	6,300,213
2012 Unit Offering Placement Agent	—	1,561,544	—	—	1,561,544
2013 Merger related notes converted	—	494,328	—	—	494,328
2014 Senior Note Purchase	—	—	30,136,713	—	30,136,713
	—	47,726,094	30,136,713	—	77,862,807

Note 11. Related Party Transactions

Pursuant to a Contribution and Assumption Agreement entered into on March 31, 2014 between Infusion and IBI, Infusion received assets of approximately $1,014,000, assumed $11,000,000 of obligations, and recognized a capital contribution of approximately $10,181,000 after all amounts owed by Infusion to IBI were extinguished. IBI was Infusion’s Parent prior to the reverse merger and is currently ASTV’s largest shareholder with 85.2% ownership of outstanding common stock. A summary of the assets contributed and liabilities assumed follows:

Cash	$31,161
Note receivable	711,220
Interest receivable	259,584
Property and equipment, net	6,660
Deposits	5,392
Total IBI assets contributed to Infusion	1,014,017

Note payable	(11,000,000)
Total liabilities assumed	(11,000,000)
Net liabilities assumed by Infusion	(9,985,983)
Forgiveness of debt	20,167,184
Contribution to capital	$10,181,201

Shadron Stastney, an officer and member of our board of directors, is a member in and chief operating officer of Vicis Capital, LLC, the investment advisor to Vicis Capital Master Fund. Vicis Capital Master Fund is the holder of our 6% Senior Secured Debenture. At June 30, 2014, the outstanding balance of the debenture is $11,211,562. See note 12.

Ronco is indebted to CD3, its sole shareholder, for approximately $3 million (Note 12). The indebtedness is in the form of a promissory note. In addition, Ronco has an outstanding receivable from CD3 in the amount of $358,954 and contains no payment or interest terms.

Included within the assets IBI contributed to Infusion, there is an 18% bearing note receivable due from CD3 with a past due outstanding principal amount of approximately $711,000 with accrued interest receivable of approximately $259,000. As of June 30, 2014, the outstanding principal amount of approximately $711,000 and accrued interest receivable of approximately $292,000 is included in the note receivable related party caption of the Condensed Consolidated Balance Sheet.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Notes Payable

				Contribution
				and
	December 31,	Participation	Reverse	Assumption				June 30,
	2013	Agreement	Merger	Agreement	Issuances	Accretion	Payments	2014
Current notes payable related party
16% Promissory Note- related party	$—	$3,016,228	$—	$—	$—	$—	$—	$3,016,228
Current notes payable - third party
14% Senior Secured Promissory Note	—	—	—	—	10,180,000	—	—	10,180,000
Less: discount on Senior Secured Promissory Note	—	—	—	—	(3,800,847)	729,080	—	(3,071,767)
1.5% Secured Promissory Note	—	8,620,000	—	—	—	—	—	8,620,000
18% Promissory Note	—	1,100,000	—	—	—	—	—	1,100,000
18% Promissory Note	—	445,040	—	—	—	—	—	445,040
3.68% to 8.39% Premium financing agreements	—	—	18,426	—	138,139	—	(45,321)	111,244
0% Promissory note	—	—	—	—	102,500	—	—	102,500
0% Promissory note	—	—	102,060	—	—	—	—	102,060
10% Promissory note	—	—	100,000	—	—	—	—	100,000
0% Promissory note	—	—	10,000	—	—	—	—	10,000
Total third party current notes payable	—	10,165,040	230,486	—	6,619,792	729,080	(45,321)	17,699,077
Total current notes payable	—	13,181,268	230,486	—	6,619,792	729,080	(45,321)	20,715,305
Non current notes payable - related party
6% Senior Secured Debenture - related party	—	—	—	11,000,000	211,562	—	—	11,211,562
Non current notes payable - third party
0% contingent promissory note	—	3,770,000	—	—	—	—	—	3,770,000
Less: discount on Contingent Promissory Note	—	(1,847,628)	—	—	—	118,178	—	(1,729,450)
0% Promissory note	—	—	25,443	—	—	—	—	25,443
0% Promissory note	—	—	10,000	—	—	—	—	10,000
Total non current third party notes payable	—	1,922,372	35,443	—	—	118,178	—	2,075,993
Total non current notes payable	—	1,922,372	35,443	11,000,000	211,562	118,178	—	13,287,555
Total notes payable	$—	$15,103,640	$265,929	$11,000,000	$6,831,354	$847,258	$(45,321)	$34,002,860

The following is a consolidated schedule of the future payments required under notes payable.

2015	$23,787,072
2016	11,247,005
2017	—
2018	3,770,000
Thereafter	—
$38,804,077

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16% Promissory Note – Related Party

On January 14, 2011, Ronco issued a promissory note to CD3 Holdings, Inc. (“CD3 Note”), Ronco’s 100% shareholder and major creditor, in the amount of $3,000,000. The CD3 Note’s interest rate is 16% per annum and is payable quarterly in arrears. The note initially matured on January 14, 2014. On December 31, 2012, the CD3 Note was modified so that beginning January 1, 2012 no interest shall accrue and any accrued and unpaid interest shall be added to principal. The original maturity date of January 14, 2014 was extended to January 14, 2015. At the date of modification, $16,228 of accrued and unpaid interest was added to the principal balance. This modification was considered a troubled debt restructuring. In accordance with ASC 470, Debt, no gain was recognized and no future interest expense will be recognized as the total of the future payments required under the modified terms is equal to the carrying value of the CD3 Note.

14% Senior Secured Promissory Note

On April 3, 2014, Infusion and ASTV entered into a Senior Note Purchase Agreement to obtain debt financing in the amount of $10,180,000. In connection with the senior note, ASTV and Infusion granted a security interest in their respective assets by means of executing a Security Agreement. The senior note's interest rate is 14% per annum and was paid in advance at the transaction closing. The senior note matures on April 3, 2015, and all outstanding principal becomes payable unless extended for six months subject to approval of both parties. In connection with the senior note sale, a warrant constituting 4.99% of the Company’s common stock on a fully diluted basis was issued, which at April 2, 2014 represented approximately 30 million warrants with an exercise price of $0.0001 and with a fair value of approximately $2,408,000. The fair value of these warrants was recorded as a discount on the debt and a warrant liability. Due to the provision requiring the warrant to be maintained at a 4.99% of fully diluted shares this constitutes a variable share settlement provision which requires liability accounting. In addition, the senior note was issued with an original issue discount of approximately $1,393,000. The issuance of the warrants and recognition of the original issuance discount resulted in an overall discount on the senior note in the amount of approximately $3,800,000 which is being accreted to interest expense using the effective interest method over the term of the loan. Debt issuance costs of approximately $441,000 were incurred and paid and are being amortized to interest expense over the term of the loan using the effective interest method. Approximately, $339,000 of these costs are unamortized and are included in prepaid expenses and other current assets.

6% Senior Secured Debenture

Pursuant to a Contribution and Assumption Agreement entered into between IBI and Infusion on March 31, 2014, Infusion assumed a Senior Secured Debenture dated March 6, 2014 totaling $11,000,000. The debenture is secured with the assets of Infusion and matures on June 30, 2016. From the March 31, 2014 until June 30, 2014 the interest rate is 6% per annum, from July 1, 2014 until June 30, 2015 the interest rate is 9% per annum, and from July 1, 2015 until June 30, 2016 the interest rate is 12% per annum. Interest accrued on the outstanding principal balance is to be paid on the maturity date, provided that on June 30, 2014 and June 30, 2015 accrued interest is capitalized and added to the outstanding principal of the debenture. At June 30, 2014, accrued interest of approximately $212,000 was added to the debenture’s outstanding principal.

1.5% Secured Promissory Note

On January 14, 2011, Ronco issued a secured promissory note in the amount of $11,000,000 and issued a $10,000,000 promissory note (“Contingent Promissory Note”) to finance the acquisition of certain of Ronco Acquisition, LLC’s assets pursuant to an asset purchase agreement. The note required interest at 1.5% per annum paid quarterly in arrears and matured on June 14, 2012. Ronco defaulted on the secured note on June 14, 2012 due to non payment. As a result of the default, the interest rate increased to 8%. The collateral for the secured note is substantially all of Ronco’s assets. The outstanding principal balance as of June 30, 2014 is $8,620,000. The contingent promissory note is further discussed below.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Promissory Note

The contingent promissory note is non-interest bearing and was issued in a conditional amount not to exceed $10,000,000 with contingent payments. On December 5, 2013, Ronco amended and restated the contingent promissory note’s contingent principal amount from $10,000,000 to $3,770,000 and modified the payment timing to the earlier of December 5, 2017 or the 3 year anniversary of the purchase of the secured note by any third party approved by Ronco from the holder of the secured note. As of December 5, 2013, this obligation became probable and estimable and, therefore, Ronco recorded the contingent promissory note as additional purchase price consideration as it was originally issued in connection with the acquisition of certain of Ronco Acquisition, LLC’s assets. Since the contingent promissory note is a zero interest loan, Ronco imputed interest at the Company’s borrowing rate of 18% and calculated a discount in the amount of approximately $1,925,000. Ronco will accrete this discount to interest expense using the effective interest method.

18% Promissory Notes

On March 15, 2013, Ronco entered into a promissory note for $200,000. The promissory note's interest rate is 18% per annum and is payable monthly in arrears. On September 26, 2013, this promissory note was amended to provide for additional loan proceeds of $250,000. The note's principal amount was amended to $450,000 and all other terms and conditions remained unchanged. The note matured on March 14, 2014 with an outstanding principal balance of approximately $445,000 and is currently in default due to non payment.

On June 30, 2013, Ronco entered into a promissory note for $1,100,000. The promissory note's interest rate is 18% per annum and is payable monthly in arrears. The note matured on June 30, 2014 and is currently in default due to non payment.

Forbearance Agreement

On March 7, 2014, Ronco and certain creditors (“Creditor Parties”) entered into a Forbearance Agreement (“Agreement”) whereby each creditor will forbear from exercising its rights and remedies under the 1.5% Secured Promissory Note for up to 1 year provided Ronco does not default on the forbearance agreement.  The occurrence of any one or more of the following events during the forbearance shall constitute a forbearance default: (1) Any representation or warranty of any company under the Agreement shall be false, misleading or incorrect in any material respect; (2) Any person, other than the Creditor Parties, shall at any time exercise for any reason any of its rights or remedies against Ronco or any of Ronco’s assets to the extent that the exercise of such rights or remedies by such person could be reasonably be expected to result in a material adverse effect on Ronco or on the property or assets of Ronco, or on any of the Creditor Parties interests; (3) Failure to comply with convenants of the agreement.

Material covenants of the Agreement are as follows:

•

Ronco shall use its reasonable best efforts to preserve intact its business organization and business relationships, and to operate its business in the ordinary course and to maintain its books, and records and accounts in accordance with generally accepted accounting principles, consistently applied.

•

Ronco shall not take any of the following actions without the prior written consent of Creditor Parties’ agent:

a)

Sell, exchange, lease, transfer, assign or otherwise dispose of any assets, properties or rights of Ronco, except (i) sales of inventory in arm’s length transactions, (ii) the grant of licenses of any intellectual property, (iii) the sale of obsolete and worn-our equipment, in each cash in the ordinary course of Ronco’s business and consistent with past practice;

b)

Assume, incur or guarantee any indebtedness or modify the terms of any existing indebtedness;

c)

Mortgage, pledge or subject to liens any assets, properties or rights of Ronco or related to the Ronco business;

d)

Be party to any merger, acquisition, consolidation, recapitalization, liquidation, dissolution, reorganization or similar transaction involving Ronco.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies

Lease Agreements

The Company, as lessee, has entered into various operating lease agreements for office and warehouse space. Future minimum gross rental payments relating to these lease agreements are as follows:

Year 1	$174,000
Year 2	140,000
Year 3	88,000
Year 4	71,000
Year 5	6,000
Thereafter	—
$479,000

Rent expense for the three and six month periods ended June 30, 2014 was approximately $166,000 and $265,000, respectively. Rent expense for the three and six month periods ended June 30, 2013 was approximately $27,000 and $50,000, respectively.

Registration Rights

Under the terms of a 2010 private placement, ASTV provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. ASTV failed to comply with this registration rights provision and is obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which ASTV may be subject is $156,000. The Company has a related accrued liability of $156,000 at June 30, 2014.

Litigation

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

At June 30, 2014, there was a lawsuit pending against Ronco relating to a claim for breach of contract arising from the failure of Ronco to pay for goods tendered. The amount sought in the lawsuit was approximately $258,000. However, Ronco has asserted a counterclaim for fraud and a claim under the Texas Deceptive Trade Practices Act, alleging, in part, that the goods provided were not in good or sellable condition and, as such, no money is owed to plaintiff for the alleged damages sought for breach of contract. Ronco settled the lawsuit for $70,000 on July 17, 2014.

Sales Tax

Included in Ronco’s accrued sales taxes are sales taxes collected from customers that have not yet been remitted to taxing authorities. This accrual as of June 30, 2014 includes estimates for interest and penalties for non-payments.  Accrued sales taxes at June 30, 2014 and December 31, 2013 are approximately $383,000 and are included in “Accrued Expenses and Other Current Liabilities” in our Condensed Consolidated Balance Sheets.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Redeemable Preferred Stock

Ronco has 200 authorized shares of Preferred Stock, $0.0001 par value. Ronco has designated 100 of such shares as Series A Preferred Stock with a stated value of $27,000 per share. On January 14, 2011, Ronco issued 100 shares of the Series A Preferred Stock as part of the consideration for its purchase of certain assets of Ronco Acquisition, LLC.

Redemption

Ronco had the option to redeem all or part of the outstanding shares of Series A Preferred Stock at any time by paying the holders consideration per share equal to the Stated Value as follows: (1) A cash payment in the amount of $13,500 per share; and (2) the balance by issuing and delivering a non-interest bearing promissory note acceptable to the holders in an amount of $13,500 per share maturing on the first anniversary of the date in which the Series A Preferred Stock was redeemed. In the event Ronco did not redeem the Series A Preferred Stock by January 14, 2013, the holders of the Series A Preferred Stock shall have the right to cause Ronco to redeem all or part of the Series A Preferred Stock then outstanding. The redemption price is payable by Ronco by the issuance and delivery of a non-interest bearing promissory note in the amount of $27,000 per share redeemed, maturing as to 1/3 of the principal amount on the 13th day after the redemption date, as to the next 1/3 of the principal amount 210 days after the redemption date, and as to the balance thereafter 395 days after the redemption date. The holders of the Series A Preferred Stock must provide at least 15 days written notice to Ronco in order to redeem all or a part of the Series A Preferred Stock shares and the holder may exercise their rights on one occasion in any twelve month period. Therefore since none of these conditions occurred during the year ended December 31, 2013 and during the six months ended June 30, 2014 these shares do not reach the level of being considered mandatorily redeemable and are classified as mezzanine.

Other material features of the Series A Preferred Stock are as follows:

Dividends

The holders of Series A Preferred Stock shall be entitled to payment of dividends on their shares at such time that Ronco may declare, order, pay or make a dividend or other distribution on shares of the Common Stock, or other capital stock of Ronco, in such amount as equals 10% of the aggregate amount of such dividends or other distributions inclusive of the dividends and/or other distributions paid or made to the holders of Common Stock, other capital stock and/or Series A Preferred Stock with respect to such dividends or other distributions.

Liquidation Preference

In the event of a liquidation or dissolution and winding up of Ronco, whether voluntary or involuntary, the assets of Ronco shall be distributed first to the holders of record of the Series A Preferred Stock, who shall be entitled to receive ratably in full, out of the remaining and lawfully available assets of any nature of Ronco, whether such assets are stated capital or surplus, an amount in cash per outstanding share of Series A Preferred Stock equal to its Stated Value.

Voting Rights

The holders of Series A Preferred Stock shall have no right to vote on any matter affecting the Ronco, except the affirmative vote of the holders of a majority of the Series A Preferred Stock shall be necessary for Ronco to authorize or effect any of the following:

•

Any amendment or repeal of any provision of Ronco’s Certificate of Incorporation or Bylaws, if such action would adversely affect the rights, preferences or privileges of the Series A Preferred Stock;

•

Creation of any new class or series of stock, or other security convertible into or exercisable or exchangeable for any class or series of stock, having rights, preferences or privileges senior to or pari passu with the Series A Preferred Stock;

•

Redemption of any stock or series of Preferred Stock Stock (other than the Series A Preferred Stock Stock), except for the repurchase of stock from employees at fair market value;

•

Payment of a cash dividend or other distribution to holders of any class or series of capital stock unless immediately after giving effect to each such payment the Company shall have a reserve of not less than the full amount of the Redemption Price (as defined below);

•

Any merger or sale of all or substantially all of the assets or other corporate reorganization or acquisition unless the Series A Preferred Stock is redeemed in full in cash for the Stated Value in connection with such transaction;

•

A liquidation or dissolution unless holders of the Series A Preferred Stock shall receive the Stated Value for all of their outstanding shares.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transfer Restriction

No transfer or other disposition of any shares of the Series A Preferred Stock, whether voluntary or involuntary, shall be valid unless such transfer or disposition is approved by Ronco at the Company’s sole discretion.

As of June 30, 2014 the Series A Preferred Stock remains outstanding.

Note 15. Stockholders’ Equity

Capital Stock

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock were issued or outstanding at June 30, 2014 and December 31, 2013, respectively.

Common Stock

At June 30, 2014 and December 31, 2013, we were authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share.

At June 30, 2014 and December 31, 2013, the Company had 531,815,115 and 71,741,250 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Share Issuances

On April 16, 2014, the Company issued an aggregate of 7,113,375 shares of common stock to the seller of Seen On TV, LLC, in accordance with the anti-dilution protection provisions contained in the June 28, 2012 Seen On TV, LLC asset purchase agreement.

Warrants

A summary of warrants outstanding at June 30, 2014, is as follows:

Warrant Description	Number of Warrants (A)		Exercise Prices	Expiration Dates

2011 Bridge Warrant	8,789,064		$0.64	August 29, 2014
2011 Bridge Warrant Placement Agent	1,165,875		$0.64	August 29, 2014
2011 Unit Offering	33,277,837	(B)	$0.59	October 28, 2016
2011 Unit Offering Placement Agent	4,726,891	(B)	$0.59	October 28, 2016
2010 Other Placements	337,500		$0.64-$1.80	July 26, 2014 - June 22, 2015
2012 Bridge Warrant	1,137,735	(B)	$0.77	September 7, 2015 - September 20, 2015
2012 Bridge Warrant Placement Agent	227,546	(B)	$0.77	September 7, 2015
2012 Unit Offering	6,300,213	(B)	$0.80	November 14, 2015
2012 Unit Offering Placement Agent	1,561,544	(B)	$0.70-$0.80	November 14, 2017
2012 Talent Compensation	4,875,000		$0.01-$2.00	November 19, 2015
2013 Merger related notes converted	494,328	(B)	$0.80	November 14, 2015
2013 eDiets Warrants	427,987		$1.40-$4.74	July 15, 2019 - September 11, 2019
2014 MIG7 Offering	30,136,713	(C)	$0.0001	April 3, 2015(c)
	93,458,233

———————

(A) All warrants reflect post anti-dilution and repricing provisions applied.

(B) Subject to potential further ant-dilution and repricing adjustment (See Note 10).

(C) Subject to variable share settlement and potential extension in connection with Secured Promissory Note (See Note 12)

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Compensation Plans

In May 2010, ASTV adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “2010 Plans”).

On September 24, 2012, ASTV’s board of directors adopted the 2013 Equity Compensation Plan (the “2013 Plan” and, together with the 2010 Plans, the “Plans”) with terms similar to the previously adopted 2010 Plans. The 2013 Plan authorized the issuance of up to 3,000,000 options to purchase common stock. The 2013 Plan was modified in March 2013 authorizing the issuance of up to 6,000,000 options. On May 6, 2013, the 2013 Plan was further modified, increasing the shares of common stock reserved for issuance under such plan to 9,000,000 shares available for future grant under all Plans totaled 8,442,500 at June 30, 2014.

The fair value of an option is estimated on the date of grant using the Black Scholes options pricing model using the assumptions established at that time.

Stock based compensation for the three and six month periods ending June 30, 2014 was approximately $71,000 and $254,000, respectively. Stock based compensation for the three and six month periods ending June 30, 2013 was approximately $234,000 and $469,000, respectively. Stock based compensation for all periods presented are included in general and administration expenses, in the accompanying condensed consolidated statements of operations.

Of the stock based compensation recognized for the three and six month periods ending June 30, 2014, approximately $0 and $182,000 is attributable to IBI stock based awards granted to Infusion’s employees and recognized as a capital contribution. The remaining stock based compensation recognized is attributable to the options acquired in connection with the April 2, 2014 reverse merger. All of the stock based compensation recognized for the three and six month periods ending June 30, 2013 is attributable to IBI stock based awards granted to Infusion’s employees.

Mr. Ronald C. Pruett Jr. (former Chief Executive Officer) elected to terminate his employment effective May 1, 2014. The termination agreement modified certain terms of his employment agreement and provided that Mr. Pruett was entitled to receive the balance of additional salary due him totaling approximately $72,000, which will be paid over a period of approximately three months beginning May 1, 2014. As part of the termination agreement, Mr. Pruett forfeited his 3,050,000 options.

Mr. Henrik Sandell’s (former Chief Operating Officer) employment terminated effective June 1, 2014. Accordingly, Mr. Sandell’s vested options of 250,000 will remain exercisable for 90 days following termination and thereafter all options granted to Mr. Sandell, both vested and unvested, will be cancelled and returned to the option plan for potential future grants.

Options

Information related to options granted under our option plans at June 30, 2014 and activity for the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	—	$—	—	$—
April 2, 2014 Acquisition (A)	7,148,836	1.06	7.46	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(3,050,000)	0.65	—	—
Expired	—	—	—	—
Outstanding at June 30, 2014	4,098,836	$1.36	4.89	$—
Exercisable at June 30, 2014	3,288,836	$1.66	4.61	$—

———————

(A) Options acquired in connection with reverse merger.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unamortized grant date fair value of unvested options at June 30, 2014, was approximately $440,000 and will be expensed over a weighted average period of 1.80 years.

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

Note 16. Segment Reporting

Commencing with the reverse merger on April 2, 2014, the Company organized its business into four operating segments to align its organization based upon the Company’s management structure, products and services offered and funding requirements. The four operating segments that management defined were Power Tools & Cleaning, Housewares, eCommerce and Corporate. Below is a description of each operating segment.

Power Tools & Cleaning

The Power Tools & Cleaning segment focuses primarily on consumer products that leverage direct response and live shopping television channels. It competes in three key product verticals – hardware, home goods, and cleaning – with a portfolio of revenue-generating brands including DualSaw, DualTools™, and DOC Cleaning. Its products are sold globally through a variety of national retailers, online retailers, catalogs, infomercials, and live shopping channels.

Housewares

The Housewares segment essentially represents the operations of Ronco, the Company’s VIE. This segment is engaged in the development and retail sale of kitchen and home products throughout the United States. The Company’s product line sells throughout the year through infomercials, internet sales, wholesale distributors and direct retailers. The Ready Grill, Pocket Fisherman, and Chip-Tastic are among the products that this segment markets.

eCommerce

The eCommerce segment operates in the direct response market. This segment markets consumer products for global distribution via Internet using its AsSeenOnTV.com URL. This segment also generates subscription based revenue from its nationwide weight-loss oriented digital subscription service through its eDiets.com URL.

Corporate

The Corporate segment is responsible for corporate governance, compliance, strategic planning, and debt and equity capital transactions. The Corporate segment also provides funding to other operating segments when needed.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business segments.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated condensed results of operations include the revenues and expenses of Ronco subsequent to March 6, 2014, the date Ronco became a VIE, and ASTV’s business subsequent to April 2, 2014, the closing date of the reverse acquisition.

Summarized financial information concerning the Company's reportable segments for the three months ended June 30, 2014 and 2013 are shown in the following tables.

	Three Months Ended June 30, 2014

	Power Tools
	& Cleaning	Housewares	eCommerce	Corporate	Total

Total revenue	$1,525,104	$1,671,145	$189,122	$—	$3,385,371

Net (loss) gain	$(2,178,871)	$(1,016,403)	$(734,121)	$733,749	$(3,150,916)

Depreciation and amortization	$16,208	$70,529	$162,423	$—	$249,160

Interest expense	$—	$345,445	$—	$1,029,663	$1,375,108

	Three Months Ended June 30, 2013

	Power Tools
	& Cleaning	Housewares	eCommerce	Corporate	Total

Total revenue	$3,813,904	$—	$—	$—	$3,813,904

Net loss	$(581,574)	$—	$—	$(71,211)	$(652,785)

Depreciation and amortization	$8,689	$—	$—	$—	$8,689

Interest expense	$—	$—	$—	$73,242	$73,242

Summarized financial information concerning the Company's reportable segments for the six months ended June 30, 2014 and 2013 are shown in the following tables, followed by a reconciliation of assets to consolidated assets is as follows:

	Six Months Ended June 30, 2014

	Power Tools
	& Cleaning	Housewares	eCommerce	Corporate	Total

Total revenue	$4,106,533	$2,285,290	$189,124	$—	$6,580,947

Net (loss) gain	$(3,153,258)	$(1,141,668)	$(734,121)	$598,416	$(4,430,629)

Depreciation and amortization	$28,995	$94,038	$162,423	$—	$285,456

Interest expense	$—	$457,956	$—	$1,159,878	$1,617,834

Total assets held at June 30, 2014	$5,650,111	$23,245,131	$9,606,683	$10,214,375	$48,716,300

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2013

	Power Tools
	& Cleaning	Housewares	eCommerce	Corporate	Total

Total revenue	$9,190,171	$—	$—	$—	$9,190,171

Net loss	$(1,061,093)	$—	$—	$(170,698)	$(1,231,791)

Depreciation and amortization	$19,940	$—	$—	$—	$19,940

Interest expense	$—	$—	$—	$169,269	$169,269

Total assets held	$2,295,191	$—	$—	$—	$2,295,191

	For the Six Months Ended June 30,
	2014	2013
Reconciliation of Total Assets Held
Total assets for reportable segments	$48,716,300	$2,295,191
Elimination of intersegment funding receivables	(7,957,276)	—
Elimination of intersegment notes receivable	(851,237)	—
Elimination of intersegment interest receivable	(4,373)	—
Elimination of intersegment deferred financing fee	(23,750)	—
Elimination of intersegment accrued fees	(45,401)
Total consolidated assets	$39,834,263	$2,295,191

Intersegment Transactions

As of June 30, 2014, the Corporate segment has provided funding to the Power Tools & Cleaning, Housewares, and eCommerce segments in the amount of $7,410,176, $522,100 and $25,000, respectively.

On April 11, 2014, the Housewares segment and the Corporate segment entered into a Loan and Security Agreement ("Loan Agreement"). The Housewares segment may borrow up to $3,000,000 for working capital subject to an Accounts Receivable and Inventory Borrowing Base calculation. Borrowings made are subject to an interest rate of Prime plus 4% per annum that shall accrue daily and be payable monthly. The Loan Agreement's maturity date is April 11, 2015. As part of the Agreement, the Housewares segment has secured the payment of all borrowings by granting the Corporate segment a security interest in the assets of the Company. At June 30, 2014, the outstanding balance of the Loan Agreement was $651,237.

On May 5, 2014, the Housewares segment issued a promissory note for $200,000 to the Corporate segment. The note requires monthly interest payments at an interest rate of 14% per annum. All outstanding principal and unpaid interest is due on December 31, 2014.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes

As a result of the reverse acquisition and VIE acquisition, it is expected that ASTV’s net operating loss carry forwards of approximately $31,222,000 will be limited under IRC Section 382, and none of the VIE’s historical net operating loss carry forwards of approximately $10,476,000 will be available to offset any future taxable income of the Company’s consolidated tax group. Infusion has approximately $25,217,000 of historical net operating loss carry forwards that are not expected to be limited under IRC Section 382.  A full valuation allowance has been established for consolidated net deferred tax assets as it is more likely than not deferred tax assets will not be realized. The Company does not expect to generate taxable income during the year ended December 31, 2014.

We have no unrecognized income tax benefits as of June 30, 2014 and December 31, 2013. There have been no material changes in unrecognized tax benefits through June 30, 2014.  The calendar years 2013, 2012 and 2011 are considered open tax years in U.S. federal and state tax jurisdictions.  ASTV received a Form 4564 Information Document Request with respect to the tax year ended March 31, 2013.

Note 18. Subsequent Events

Ronco's promissory note issued June 30, 2013 in the amount of $1,100,000 that matured on June 30, 2014 is currently outstanding and in default due to nonpayment.

Effective July 1, 2014 (the “Effective Date”), the board of directors of the Company appointed Mark Ethier as Chief Operating Officer and President of the Company. In addition, he has been appointed to serve on the board of directors to fill the recent vacancy on the board. On the Effective Date the Company entered into a three year employment agreement, as amended and restated, with Mr. Ethier. The employment agreement provides for a base salary in the amount of $180,000 per annum, although from the Effective Date through October 31, 2014 the rate shall be reduced to $72,000. Mr. Ethier shall also be entitled to an annual bonus as determined by the board of directors. Furthermore, under the employment agreement, Mr. Ethier was granted a number of restricted shares of common stock of the Company equivalent to 4% of outstanding shares of the Company (on a fully diluted basis) on the date of grant, which equals 25,174,888 shares. Subject to Mr. Ethier’s continued employment in good standing, the grant shall vest in 1/4th increments on each of the first two year anniversaries of the Effective Date, and the final 1/2 vesting on the third anniversary of the Effective Date. The employment agreement provides for ordinary executive benefits and perquisites, and imposes standard non-competition and non-solicitation covenants. The employment agreement also contain a provision which provides that for 360 days following any change in control, the termination or resignation of the officer will be treated as a termination without cause. As such, the officer would be entitled to severance compensation for the remaining compensation left for the term of his employment agreement, and all unvested stock, stock equivalents or stock options would immediately vest in full, free of Company-imposed restrictions.

On July 9, 2014, Mr. Dennis W. Healey, As Seen On TV, Inc.’s Chief Financial Officer and a member of our Board of Directors, tendered his resignation from all positions with our company, to become effective on August 8, 2014. In accordance with provisions of his employment agreement, Mr. Dennis W. Healey will receive $160,000, inclusive of accrued benefits, as severance over the next year in accordance with the Company’s normal payroll schedule.

On August 28, 2014, the Company extended by 1 month the expiration dates of warrants to purchase up to an aggregate of 9,954,939 shares of Common Stock with an exercise price of $0.64 per share (the “Warrants”). As a result of the extension, the expiration date of the Warrants has been changed to September 30, 2014 from August 29, 2014. The Warrants were originally issued by the Company on August 29, 2011 to six purchasers of the Company’s securities under a Securities Purchase Agreement dated August 29, 2011 (the “Offering”) and a registered broker dealer that acted as placement agent for the Offering. The modification charge expected from this transaction is expected to be immaterial.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2013, which are included in our Form 8-K/A Exhibit 99.1, filed August 29, 2014.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 (the “Exchange Act”), as amended, regarding business strategies, market potential, future financial performance, our raw material costs, the activities of our competitors and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission, or with respect to any document incorporated by reference, available as of the time such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) by our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired property, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii)  compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (viii) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2014. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

Overview

References to “the Company,” “we,” “our” and “us” refer to As Seen on TV, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company is a leading consumer products company that leverages direct response to satisfy unmet market demands and solve everyday problems. We compete in three key product verticals — power tools & cleaning, housewares and ecommerce — with a wide portfolio of revenue-generating brands including Ronco, DualTool®, DOC Cleaning, and well-known digital brands AsSeenOnTV.com and eDiets.com. With physical offices in North America, Europe and Asia, the Company has worldwide reach and capability. Our products are sold globally through a variety of national retailers, online retailers, catalogs, infomercials, and live shopping channels.

As Seen On TV, Inc. (“ASTV”), previously a direct response and retail marketing company and owner of AsSeenOnTV.com and eDiets.com, effective April 2, 2014, merged with Infusion Brands, Inc (“Infusion’).  Under the terms of the merger agreement, ASTV issued 452,960,490 shares of its common stock to Infusion Brands International, Inc. (“IBI”), parent of Infusion, in exchange for all of the shares of Infusion. Following the transaction, IBI became an 85.2% owner of ASTV’s outstanding common shares and 75% owner of the ASTV’s common shares on a fully diluted basis. The merger agreement further provided IBI with the right to appoint a majority of the Company’s Board of Directors. Accordingly, the transaction was accounted for as a reverse acquisition with Infusion becoming the acquirer for accounting purposes and ASTV becoming the accounting acquiree. Concurrent with the April 2, 2014 merger agreement, Infusion assumed all assets and obligations of IBI, including all rights held by IBI under a participation agreement between IBI and secured creditors of Ronco Holdings, Inc. (“Ronco”). Accordingly, while Infusion does not hold an equity position in Ronco, Ronco was deemed a Variable Interest Entity (“VIE”) with Infusion being the primary beneficiary. See Note 3 of Part 1 for specifics of the participation agreement and VIE determination.

With the completion of the merger the Company is now a multi-brand consumer products company with international distribution that leverages direct response programming to build brand awareness, creating demand not just for our individual products, but also for our brands. We currently focus on in three key product verticals: housewares, through our Ronco™ and Ronco Wonder brands; Power Tools and Cleaning, through our DualTools™ and Doc lines of products; and eCommerce through our eDiet product and subscription based platform and AsSeenOnTV.com.

Housewares

With the acquisition by Infusion Brands, Inc. of its interest in Ronco Holdings, Inc. in the first quarter of 2014, the Company entered the housewares space through a well known and respected brands in direct response. Ronco™ has over its life brought to the market such iconic products as the Ronco Pocket Fisherman™ and Ronco Veg-o-Matic™, and currently offers products including the Showtime Rotisserie™, E-Z Store Rotisserie™, Ronco Chip-tastic™ Microwave Potato Chip Maker, Ronco Pasta Maker, Ronco E-Z Store Dehydrator™ and its newest innovation, the Ronco Ready Grill™. The Company plans to make Ronco™ a cornerstone of its business going forward, with 7 full-length infomercials planned in the next 12 months to support its products and continue to build its brand awareness. Management believes Ronco’s focus on “healthy, delicious cooking made easy” is precisely what a growing segment of the consumer market seeks.

Power Tools and Cleaning

Building upon Infusion Brands’ success with the iconic DualSaw™ and its brand, DualTools™, the Company has developed, and continues to develop, innovative hardware and tool product offerings for both direct response and retail distribution. Current products include the RS1000 and RS1200 DualSaw Reciprocating Saws™, the OS3000 DualSaw Oscillating Saw™, and the PS7000 DualTools Polisher/Sander™, all of which will be supported by direct response advertising. Those products join the DualSaw PrecisionCS3000, DualSaw Everyday CS450, and DualSaw Destroyer CS650 in the consumer line, as well as the Professional Series DualSaw CS450s and CS650s. The Company also has a pipeline of innovative new hardware and tool products, and plans to deliver those products regularly to the market, with a goal of a new product every quarter. The existing innovations have already established DualTools™ as an award-winning innovation driver in the hardware and tools space, and management believes that reputation and brand value will only be expanded and enhanced as the product pipeline is rolled out.

In addition to DualTools™, the Company has developed the DOC cleaning brand (Your Prescription for Clean™), as well as the HomeHero™ brand. These brands currently exist primarily for home shopping distribution, where they have been and continue to be very successful, but also represent an opportunity for both direct response and retail distribution on a product-by-product basis. The Company plans to opportunistically develop or acquire additional product offerings for these brands going forward.

eCommerce

Both as a complement to Ronco™, with its focus on Healthy, Delicious Cooking Made Easy™, and through the eDiets and AsSeenOnTV.com, assets previously owned by ASTV, management believes there may be existing and new cross-marketing and synergistic opportunities for development and distribution of health and wellness products and subscription transaction based technology revenues, either alone or with strategic partners. This will be a growing area of focus for the Company in the future.

Strategic Differentiation

Management feels the key differentiating factors of the Company’s strategy vis-à-vis other brands or competitors in its space are (i) its opportunistic use of direct response television and home shopping distribution to develop, test and build brands (rather than just one-off product offerings), and (ii) its use of direct response television in lieu of traditional advertising.

First, management believes that by focusing its product offerings within certain verticals, and under pre-existing brands, the values of those brands will be expanded at no incremental cost versus the advertising already required for one-off product sales. Effectively, by focusing its efforts within certain brands, the Company can both sell products, and build brands, with the same advertising dollars. Additionally, by including home shopping as a key part of its distribution, it is able to cheaply measure and adjust its advertising early in the product process, all the while increasing product awareness while generating sales.

Second, management believes that its planned use of direct response television is the most cost-effective method of advertising and brand-building in its particular verticals. By using direct response advertising, the Company offsets, either partially or fully, the costs of its advertising through the product sales generated directly by that advertising, while still creating the product and brand awareness required by or attractive to other distribution outlets, including particularly “brick-and-mortar” retail. Thus, even if the direct response television does not generate a net profit on its own (which in many cases it may), it functions as “subsidized” product support advertising for retail as well, making it the most cost-effective product support advertising available. The Company is also able to assess, manage and scale direct response advertising much more efficiently than with other methods. The advertising can be run initially on a very limited basis, with immediate sales feedback, and can be adjusted and scaled to improve response until that response is sufficient to justify a higher spend. And of course, with a very successful direct response television campaign, the campaign itself can be a profit center, in effect earning revenue while advertising.

Areas of Strategic Emphasis

Key priorities for the Company include profitable revenue growth, product innovation, brand line expansion, personnel development and cash management.

Revenue Growth

Consistent, predictable and profitable top line revenue growth is the highest priority for the Company.

The Company anticipates our revenue to be driven by the following key initiatives:

•

By leveraging our direct response programming as a driver to create brand awareness and demand for our brands, we will continue to focus on driving sales through traditional retail and distribution partners. By increasing our retail and distributor revenue, domestically and internationally, and less focused on revenue driven by direct response programming, we create more predictable long-term revenue rather than short-term success of any one direct response product campaign which is typically non-recurring revenue from year to year.

•

By identifying qualified international distribution partners that can drive our brands forward in regions where we do not have a corporate sales team deployed. Such partners will need to be devoted to distributing our brand and have deep expertise in the market they serve, as well as the category of our brand.

To accomplish the stated goals of establishing and leveraging new retail partners and international distributors, the Company has attended key International Trade Shows and Industry Conferences to date in the previous 12 months:

•

Koelnmesse International Hardware Show - Cologne, Germany

•

Las Vegas International Hardware Show - Las Vegas, Nevada

•

Electronic Retailers Association - Hong Kong

•

China Import and Export Fair - Canton

•

Electronic Retailers Association - Berlin

•

Shanghai Hardware Conference – China

One or more of the Company’s products are already offered through the following marquis domestic distribution channels, among others:

•

Target

•

WalMart and Walmart.com

•

Bed, Bath and Beyond

•

Sears

•

Kohl’s

•

HSN (The Home Shopping Network)

•

Lowe’s

•

Menard’s

Through meetings with buyers and key industry executives around the globe, the Company is also positioning itself to enhance its brands around the world.  Such meetings have already translated to sales in new markets and distribution channels such as with our newest channel partners in the following territories, among others:

•

Australia / New Zealand

•

France

•

Germany

•

Mexico

•

Japan

All of the Company's international distribution partners are provided the right to market and co-brand the Company’s products in exchange for acquiring those products directly from the Company as supplier.

While the newer relationships listed above may not materially benefit the Company until 2015, the impact of these new distribution partner relationships is critical to the Company’s ability to grow stable and predictable revenue streams in future periods.  Moreover, since many of these channel partners are already selling certain items from our product lines, we believe we will be able to reduce our execution risk since any new products will be launched as a product line extensions to an existing trusted brand, with a built in customer base. In addition, unlike product lines, which can over time experience price pressure both domestically and internationally, leading to a reduction in gross margins from prior periods, we believe our pipeline of patent pending product innovations will increase margins due to the fact that we will have a first to market lead with our newest patent pending innovations, leading to more profitable revenue as we roll out new products under our existing brands.

While the growth prospects of Company-owned or exclusively licensed products appear promising, the cost of developing, marketing and distributing new brands and product lines is anticipated to be significant.  While less expensive at the outset, growing brands organically will almost always be inherently higher risk and take more working capital to launch than an already well-established brand. Therefore, the Company will continue to look for strategic brand acquisitions or licensing opportunities which could add accretive revenue and earnings to the Company with much less execution risk.

Product Innovation and Brand Line Expansion

Innovation and sourcing of new products, as well as product line extensions of current brands, has been and will continue to be critical to the Company’s overall revenue growth.

In the past several months, the Company has put in place an experienced product development team to oversee the development of existing products, as well as the development or acquisition of new products which fit within our existing brands, and which we believe will be attractive to our distribution channels. By coupling our innovative, internally-developed products with opportunistic acquisitions of other products to be brought to market under our brands, we feel we can more fully exploit our growing relationships with our distributors, and therefore more fully monetize the brand value we are creating. As a result, that will be a growing area of focus for us as well.

In addition to all of the product innovations already scheduled to be introduced over the next 6 months, with the help of our innovation partner and shareholder, Nottingham-Spirk, and our factory partners in China, the Company has been hard at work designing, engineering and producing the next generation of Ronco™ and DualTools™ products, to be introduced under those brands. Moreover, the Company has invented or sourced a number of newly patented and pending products in other categories.

Personnel Development

In addition to the experienced product management team put in place as noted above, the Company plans to make the addition and development of key personnel a focus area for the foreseeable future. The Company has recently added key members to its executive and management teams, and has also reassigned and promoted other key employees and executives. Particular areas of focus for personnel addition and development are sales, product development and distribution. The Company feels, with its newly-augmented team and certain key additions, it is very well-positioned to execute its business plan as laid out here.

Cash Management

The Company is intent on wisely using the cash resources available to us. We are keenly aware of the risks inherent with developing and bringing new products to market, and we focus on minimizing those costs for products which may ultimately prove unsuccessful, while still allowing us to maximize the profitability for those products which ultimately prove successful. We utilize accounts receivable, purchase order financing to finance our retail and live shopping sales and media funding to fuel our direct response programming campaigns. In addition, we run as cost effectively as possible without hindering our ability to execute and scale the underlying business.

The consolidated financial results of the Company for the six months ended June 30, 2014include ASTV’s results from April 2, 2014 through June 30, 2014, Infusion’s results from January 1, 2014 to June 30, 2014, and Ronco’s results from March 6, 2014 to June 30, 2014. The prior year results presented are those of Infusion, since they are the accounting acquirer

Consolidated Results of Operations

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Revenues	$3,385,371	$3,813,904	$(428,533)	$6,580,947	$9,190,171	$(2,609,224)
Cost of revenues	2,037,233	2,747,362	(710,129)	4,077,838	6,671,863	(2,594,025)
Gross profit	1,348,138	1,066,542	281,596	2,503,109	2,518,308	(15,199)
Gross profit %	39.82%	27.96%	11.86%	38.04%	27.40%	10.64%

Operating expenses:
Selling and marketing expenses	1,912,497	362,950	1,549,547	2,511,442	886,775	1,624,667
General and administrative expenses	2,993,567	1,285,166	1,708,401	4,536,731	2,692,626	1,844,105
Loss from operations	(3,557,926)	(581,574)	2,931,352	(4,545,064)	(1,061,093)	3,483,971

Other (income) expense:
Gain on warrant revaluation	(1,702,841)	—	1,702,841	(1,702,841)	—	1,702,841
Interest income	(32,365)	—	32,365	(37,045)	—	37,045
Interest expense	1,375,108	73,242	(1,301,866)	1,617,834	169,269	(1,448,565)
Other (income) expense	(1,912)	(2,031)	(119)	7,617	1,429	(6,188)
Net other (income) expense	(362,010)	71,211	433,221	(114,435)	170,698	285,133

Provision of income taxes	—	—	—	—	—	—

Net loss	(3,195,916)	(652,785)	2,543,131	(4,430,629)	(1,231,791)	3,198,838
Less: Net loss attributed to noncontrolling interest	1,016,403	—	1,016,403	1,141,666	—	1,141,666
Net loss attributable to As Seen On TV, Inc.	$(2,179,513)	$(652,785)	$(1,526,728)	$(3,288,963)	$(1,231,791)	$(2,,057,172)

Basic and diluted loss per share	$(0.00)	$(0.01)		$(0.01)	$(0.02)

The following discussion of consolidated results of operations and segment results refers to the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Consolidated results of operations should be read in conjunction with segment results of operations.

Revenues

The decrease in revenue for the three and six months ended June 30, 2014 relates to the high volume of international sales that occurred in this same period in 2013 that was not replicated in 2014 as well as less domestic sales as a result of reduced marketing capital. During the three and six months ended June 30, 2013, Infusion had only one infomercial produced and available to its main international distributor. This international distributor purchased approximately $4,200,000 in product for the six months ended June 30, 2013, but has not re-ordered comparable levels of product subsequent to June 30, 2013 nor has been able to market other products due to lack of infomercials. We are in process of building nine new infomercials that we will be able to market to international DRTV companies to increase our international revenue.

We have made a material change in our domestic sales strategy.  We have hired an Executive Vice President of Sales, a Vice President of National Sales, a Vice President of Retail National Sales, a new National Sales Manager/Coordinator, and a Vice President of Product Development. We expect this new sales team, after an implementation period, to have a positive effect on revenue generation through new sales channels, strategic partnerships, products, and marketing efforts, but until then we expect revenue to be volatile.

Cost of revenues

The decrease in cost of revenue for the three and six months ended June 30, 2014 directly relates to the decrease in revenues. The disproportional decrease in cost of revenue is due to different margins by sales channel and the decrease in lower margin international revenue and the increase in direct response revenue.

Gross profit

The increase in gross profit percentage for the three months ended June 30, 2014 relates to the increase in direct response revenue which has a higher gross margin than all other sales channels and the decrease in lower margin international sales. The increase in gross profit percentage for the six months ended June 30, 2014 is due to the decrease in lower margin international sales.

Operating expenses

Operating expenses for the three and six months ended June 30, 2014 increased due to additional costs from the combination of As Seen on TV, Inc., Infusion Brands, Inc. and Ronco Holdings, Inc. as compared to Infusion Brands, Inc. only in 2013. For the three and six months ended June 30, 2014, there was an approximate $1,200,000 increase in selling costs relating to media spends for direct response television infomercials, along with the related telemarketing & fulfillment costs. Combining general and administrative costs for the group resulted in increases of approximately $757,000 and $929,000 increase in employment related costs, $381,000 and $535,000 in professional fees, $140,000 and $147,000 in insurance costs, $75,000 and $76,000 in travel costs and $191,000 and $155,000 in facility costs during the three and six months ended June 30, 3014, respectively.

Loss from operations

The increased loss from operations is largely related to the increases in operating expense as described above.

Net Other (income) expense

The increase in net other income is due to an increase in interest expense of approximately $1,300,000 and $1,500,000 for the three and six month periods ended June 30, 2014, respectively, offset by an approximate gain of $1,703,000 on the revaluation of the warrants assumed in connection with the reverse acquisition.

Net loss

The increase for the three and six month periods ending June 30, 2014 resulted from the increase in operating expenses and interest expense, offset by the warrant revaluation gain.

Net loss attributable to noncontrolling interest

The net loss attributable to noncontrolling interest of approximately $1,016,000 and $1,142,000 for the three and six month period ended June 30, 2014 represents 100% of Ronco’s net loss for the same periods.

Net loss attributable to As Seen On TV, Inc.

Net loss for the three and six months ended June 30, 2014 was primarily due to increased operating expenses, warrant revaluation and interest expense.

Loss per common share

Although net loss increased approximately $2,543,000 and $3,199,000 for the three and six month periods ended June 30, 2014, loss per share on a basic and diluted basis remained at $0.01 due to the increase in number of shares outstanding of 455,476,876 and 235,699,499 for the three and six month periods ended June 30, 2014, respectively.

Segment Analysis

Commencing with the reverse merger, the Company organized its business into four operating segments to align its organization based upon the Company’s management structure, products and services offered and funding requirements. The four operating segments that management defined were Power Tools & Cleaning, Housewares, eCommerce and Corporate. Below is a description of each operating segment.

Power Tools & Cleaning

The Power Tools & Cleaning segment focuses primarily on consumer products that leverage direct response and live shopping television channels. It competes in two key product verticals – hardware and cleaning – with a portfolio of revenue-generating brands including DualSaw, DualTools™, and DOC Cleaning. Its products are sold globally through a variety of national retailers, online retailers, catalogs, infomercials, and live shopping channels.

Housewares

The Housewares segment essentially represents the operations of the Company’s VIE. This segment is engaged in the development and retail sale of kitchen and home products throughout the United States. The Company’s product line sells throughout the year through infomercials, internet sales, wholesale distributors and direct retailers. The Ready Grill, Showtime Rotisserie, Pocket Fisherman, EZ Store Turbo Dehydrator, Veg-O-Matic, Chip-Tastic and Smart Juicer, among others several of the products that this segment markets.

eCommerce

The eCommerce segment operates in the direct response market. This segment markets consumer products for global distribution via Internet using its AsSeenOnTV.com URL. This segment also generates subscription based revenue from its nationwide weight-loss oriented digital subscription service through its eDiets.com URL.

Corporate

The Corporate segment is responsible for corporate governance, compliance, strategic planning, and debt and equity capital transactions. The Corporate segment also provides funding to other operating segments when needed.

The following tables provide a summary of our segment information for the three and six month period ended June 30, 2014 and 2013:

Power Tools & Cleaning

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Revenues	$1,525,104	$3,813,904	$(2,288,800)	$4,106,533	$9,190,171	$(5,083,638)
Cost of revenues	1,201,816	2,747,362	(1,545,546)	2,904,783	6,671,863	(3,767,080)
Gross profit	323,288	1,066,542	(743,254)	1,201,750	2,518,308	(1,316,558)
Gross profit %	21.20%	27.96%	-6.76%	29.26%	27.40%	1.86%

Operating expenses:
Selling and marketing expenses	1,095,115	362,950	732,165	1,562,891	886,775	676,116
General and administrative expenses	1,407,044	1,285,166	121,878	2,792,117	2,692,626	99,491
Loss from operations	(2,178,871)	(581,574)	1,597,297	(3,153,258)	(1,061,093)	2,092,165

Provision for income taxes	—	—	—	—	—	—

Net loss	$(2,178,871)	$(581,574)	$1,597,297	$(3,153,258)	$(1,061,093)	$2,092,165

Revenues

The decrease in revenue for the three and months ended June 30, 2014 relates to approximately $1,800,000 of international sales that occurred in this same period in 2013 that was not replicated in 2014, coupled with reduced domestic retail sales of approximately $576,000 and increased live shopping revenue of approximately $120,000. The decrease in revenue for the six months ended June 30, 2014 relates to approximately $4,200,000 of international sales that occurred in this same period in 2013 that was not replicated in 2014, coupled with reduced domestic retail sales of approximately $805,000 and reduced live shopping revenue of approximately $71,000.

The decrease in international revenue is due to the Company’s main international distributor not re-ordering comparable levels of product subsequent to June 30, 2013, nor marketing additional products to existing and new markets due to lack of infomercials. We are in process of building nine new infomercials that we will be able to market to international DRTV companies to increase our international revenue. The decrease in domestic revenue is attributable to decreased marketing capital available during the comparable periods.

We have made a material change in our domestic sales strategy. We have hired an Executive Vice President of Sales, a Vice President of National Sales, a Vice President of Retail National Sales, a new National Sales Manager/Coordinator, and a Vice President of Product Development. We expect this new sales team, after an implementation period, to have a positive effect on revenue generation for this segment through new sales channels, strategic partnerships, products, and marketing efforts, but until then we expect revenue to be volatile.

Cost of revenues

The decrease in cost of revenue for the three and six months ended June 30, 2014 relates to the proportional decrease in revenues.

Gross profit

For the three and six month period ended June 30, 2014, gross profit percentage decreased approximately 6.76% and increased approximately 1.86% due to product and distribution channel mix. For the three and six month period ended June 30, 2013, gross profit was consistent at approximately 27%.

Operating expenses

The increase in selling costs is related primarily to media costs, which were up approximately $593,000 and $548,000 for the three and six month period ended June 30, 2014, respectively. For the three month period ended June 30, 2014, trade show costs were approximately $71,000 with no corresponding cost in 2013. Major contributors for the six month period ended June 30, 2014, packaging costs rose by approximately $85,000 as new products were brought to market, retail rep commissions decreased approximately $140,000, brand royalties decreased approximately $81,000 due to decreased sales of product with royalty agreements and trade show costs were approximately $153,000 with no corresponding cost in 2013. General and administrative costs for the three and six month period ended June 30, 2014 primarily increased due to professional fee costs in connection with the merger that was effective April 2, 2014.

Net loss

The increased loss from operations for the three and six month period ended June 30, 2014 is largely related to the decreases in gross profit and increases in operating expense as outlined above.

Housewares

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013(1)	(Decrease)	2014	2013(1)	(Decrease)

Revenues	$1,671,145	$—	$1,671,145	$2,285,290	$—	$2,285,290
Cost of revenues	824,975	—	824,975	1,162,613	—	1,162,613
Gross profit	846,170	—	846,170	1,122,677	—	1,122,677
Gross profit %	50.63%		50.63%	49.13%		49.13%

Operating expenses:
Selling and marketing expenses	782,464	—	782,464	913,633	—	913,633
General and administrative expenses	708,640	—	708,640	866,731	—	866,731
Loss from operations	(644,934)	—	644,934	(657,687)	—	657,687

Other (income) expense:
Interest expense	371,469	—	371,469	479,300	—	479,300
Other (income) expense	—	—	—	4,681	—	4,681
Net other (income) expense	371,469	—	371,469	483,981	—	483,981

Income tax provision	—	—	—	—	—	—

Net loss	$(1,016,403)	$—	$1,016,403	$(1,141,668)	$—	$1,141,668

———————

(1) Segment operations began March 6, 2014.

Revenues

Revenues consist of product sales.  Product sales are made through a combination of distribution channels.

Cost of Revenues

Cost of revenues represents direct product cost, shipping and freight and credit card fees.

Operating Expenses

Operating expenses consist of selling and marketing and general and administrative expenses. Selling and marketing expenses mainly consist of TV media purchases, telemarketing, and sales commissions. General and administrative expenses mainly consist of payroll related costs, occupancy and professional services.

Net other expense

Net other expense is mainly interest expense attributable to debt service on pre-Participation Agreement debt balances which relates to Ronco’s operations.

eCommerce

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013(1)	(Decrease)	2014	2013(1)	(Decrease)

Revenues	$189,122	$—	$189,122	$189,122	$—	$189,122
Cost of revenues	10,442	—	10,442	10,442	—	10,442
Gross profit	178,680	—	178,680	178,680	—	178,680
Gross profit %	94.48%		94.48%	94.48%		94.48%

Operating expenses:
Selling and marketing expenses	34,918	—	34,918	34,918	—	34,918
General and administrative expenses	877,883	—	877,883	877,883	—	877,883
Loss from operations	(734,121)	—	734,121	(734,121)	—	734,121

Income tax provision	—	—	—	—	—	—

Net loss	$(734,121)	$—	$734,121	$(734,121)	$—	$734,121

———————

(1) Segment operations began April 2, 2014.

Revenues

eCommerce operations commenced in our second quarter with the completion of the reverse acquisition effective April 2, 2014. Revenues in this segment reflect royalty fees of $87,500 earned under a contractual relationship related to our As Seen On TV.com URL website and represent the minimum due quarterly under the arrangement. While there can be no assurance, it is hoped that these royalty fees will increase in the future as website related revenues for those utilizing our website increases. In addition, revenues of this segment reflect the Company’s subscription web-based diet and wellness component. Revenues are generated from monthly billings to our customer credit cards providing them with access to diet and/or wellness related resources and content. Future growth in this area is heavily dependent upon additional marketing expenditures which is planned for in the future, the timing of which is dependent upon future liquidity.

Cost of revenues

Cost of revenues in the eCommerce segment consists primarily of web-site related fees, hosting fees and dietary consulting services. Selling and marketing related costs contain commissions and web promotional materials.

Operating expenses

Operating expenses mainly consist of general and administrative expenses are mainly comprised of administrative salaries, professional fees, insurance costs and rents. While there can be no assurance, these costs are expected to decline as a percentage of eCommerce related revenues given increased marketing expenditures in this segment as discussed above.

Corporate

	For the Three Months Ended			For the Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Revenues	$—	$—	$—	$—	$—	$—
Operating expenses	—	—	—	—	—	—
Loss from operations	—	—	—	—	—	—

Other (income) expense:
Gain on warrant revaluation	(1,702,841)	—	(1,702,841)	(1,702,841)	—	(1,702,841)
Interest income	(58,389)	—	(58,389)	(58,389)	—	(58,389)
Interest expense	1,029,663	73,242	956,421	1,159,878	169,269	990,609
Other (income) expense	(1,912)	(2,031)	(119)	2,936	1,429	1,507
Net other (income) expense	(733,479)	71,211	(804,690)	(598,416)	170,698	(769,114)

Income tax provision	—	—	—	—	—	—

Net gain (loss)	$733,479	$(71,211)	$(804,690)	$598,416	$(170,698)	$(769,114)

Revenues

The Corporate segment is a cost center and consequently does not generate revenues.

Net Other (income) expense

As a result of consolidated notes payable increasing by approximately $34,000,000, interest expense increased approximately $956,000 and $990,000 for the three and six month period ended June 30, 2014, respectively. The Corporate segment also recognized a gain of approximately $1,703,000 on the revaluation of the warrants assumed in connection with the reverse merger for the three and six month period ended June 30, 2014. No such gain was recognized in the same prior periods.  Overall, net other expense decreased approximately $805,000 and $769,000 for the three and six month periods ended June 30, 2014.

Net gain (loss)

The decrease in the net loss for the Corporate segment of approximately $805,000 and $769,000 for the three and six month period ended June 30, 2014, respectively, is attributable to the gain on the revaluation of warrants that offset interest expense for the periods.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2014.

Liquidity and Capital Resources

We reported a net loss of approximately $4,028,000 for the six month period ended June 30, 2014. At June 30, 2014, we had a working capital deficit of approximately $23.2 million, an accumulated deficit of approximately $31.7 million and cash used in operations for the six months ended June 30, 2014 of approximately $6,095,000. Based on our recurring losses from operations and negative cash flows from operations, the report of our independent registered public accounting firm on Infusion’s financial statements for the fiscal year ended December 31, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern.  The reports of ASTV’s and Ronco’s independent registered public accounting firm on each of their respective financial statements for the fiscal years ended March 31, 2014 and December 31, 2013, respectively, contained explanatory paragraphs of ASTV’s and Ronco’s ability to continue as going concerns. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

We have experienced losses from operations since our inception and cannot predict how long we will continue to incur losses or whether we ever become profitable. We have relied on a series of private placements of secured and unsecured promissory notes; the most recent promissory note sale was a senior secured promissory note on April 3, 2014 in the amount of $10,180,000 whereby the Company received net proceeds of approximately $8,400,000 after debt issuance costs and original issuance discount.

The Ronco is currently in default on $1,545,000 of its outstanding 18% promissory notes.  Ronco is also in default on its 1.5% Secured Promissory Note with a current outstanding balance of $8,620,000; however, on March 7, 2014, Ronco and certain creditors entered into a forbearance agreement whereby each creditor will forbear from exercising its rights and remedies under the 1.5% Secured Promissory Note for up to 1 year provided Ronco does not default on the forbearance agreement.

Currently, the Company does not have a line of credit to draw upon.  The Company’s commitments and contingencies will either utilize future operating cash flow or require the sale of debt or equity securities to fulfill the commitments.

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

The following table summarizes our cash flows for the six month periods ended June 30, 2014 and 2013.

	June 30, 2014	June 30, 2013
Net cash (used in) provided by operating activities	$(6,143,522)	$899,820
Net cash provided by investing activities	32,,193	—
Net cash provided by (used in) financing activities	7,988,018	(1,057,402)
	$1,876,689	$(157,582)

The approximate $7,043,000 increase in net cash used in operations is primarily attributable to operational losses, growth in inventory, deposits on inventory and prepaid expenses.

The approximate $32,000 increase in net cash provided by investing activities predominately represents purchases of fixed assets.

The approximate $9,045,000 increase in cash provided by financing activities is related to the aforementioned April 2014 senior secured promissory note and a decrease in net payments made on our accounts receivable factoring arrangement.

A summary of future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year from June 30, 2014 are as follows:

Year 1	$174,000
Year 2	140,000
Year 3	88,000
Year 4	71,000
Year 5	6,000
Thereafter	—
$479,000

The following is a consolidated schedule of the future payments required under notes payable.

2015	$23,787,072
2016	11,247,005
2017	—
2018	3,770,000
Thereafter	—
$38,804,077

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our chief executive officer who serve as our principal executive officer and principal financial and accounting officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2014 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, process, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

The material weaknesses are as follows:

•

A lack of sufficient resources including a designated chief financial officer and an insufficient level of monitoring and oversight, which restricted the Company’s ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection of generally accepted accounting principles.

•

The limited size of the accounting departments makes it impractical to achieve an appropriate level of segregation of duties. Specifically, due to lack of personnel, (1) effective controls were not designed and implemented to ensure accounting functions were properly segregated for and (2) we experienced problems with the post-acquisition integration of Infusion and Ronco Holdings, as their accounting processes, systems and procedures differ from our historical operations.

•

Due to a lack of adequate staffing within the finance department and adequate staffing within operational departments that provide information to the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

The weaknesses above resulted in the delinquent filing of (1) our Form 8-K/A providing financial information for our acquisition of Infusion Brands, Inc. and variable interest entity recognition of Ronco Holdings, and (2) this report.  The Company is in the process of adding additional personnel and procedures, which we believe will remedy these weaknesses in disclosure controls and procedures in future periods. However, there are no assurances we will be able to devote the necessary capital to hire the additional personnel and institute the additional systems, policies and procedures to the level necessary. In that event, there are no assurances that the material weaknesses described above will be timely remediated or not result in errors in our financial statements in future periods.

Changes in Internal Controls over Financial Reporting

During the period covered by this report there have been material changes in our internal control over financial reporting as defined in Rule 13a-15(f).  These changes have resulted from the significant increase in controls necessary to properly oversee our control and reporting obligations resulting from the recognition of a material Variable Interest Entity in March 2014 and the reverse acquisition transaction completed in April 2014. Both of these entities were non reporting companies prior to the transactions. As part of our remediation efforts, the Company has begun standardizing our internal reporting systems, hiring additional qualified personnel and will continue to implement a Company-wide improvement and remediation program.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, in addition to shares previously disclosed, we issued shares of our common stock without registration under the Securities Act of 1933, as amended, as disclosed below.  The shares were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act.  Certificates representing the shares contain legends restricting their transferability absent registration or applicable exemption.

On April 16, 2014, the Company issued an aggregate of 7,113,375 shares of common stock to the seller of Seen On TV, LLC, in accordance with the anti-dilution protection provisions contained in the June 28, 2012 Seen On TV, LLC asset purchase agreement.

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

Date: September 19, 2014

As Seen On TV, Inc.

/s/ Robert DeCecco
Robert DeCecco
Chief Executive Officer (Principal Executive Officer)

/s/ Robert DeCecco
Robert DeCecco
Chief Financial Officer
(Principal Financial Officer)