Form 10-Q
period 2014-09-30
As Seen On TV, Inc.
filed 2016-05-09
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014
Or

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

15505 Long Vista Drive, Austin, TX 78728

(Address of Principal Executive Office) (Zip Code)

(512) 238-1336

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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class			Shares Outstanding as of May 6, 2016
Common Stock, $0.0001 Par Value Per Share			531,815,115

As Seen On TV, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As Seen on TV, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$98,182	$91,397
Accounts receivable, net	1,693,249	1,127,058
Inventories	5,345,341	879,178
Prepaid expenses and other current assets	1,369,210	96,826
Total current assets	8,505,982	2,194,459

Restricted cash - non current	67,843	–
Property, plant and equipment, net	538,119	100,732
Intangible assets, net	6,611,956	–
Deposits	17,563	–
Total Assets	$15,741,463	$2,295,191

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$9,265,991	$2,193,664
Deferred revenue	152,223	37,030
Accrued expenses and other current liabilities	5,952,981	659,695
Accounts receivable financing arrangement	99	473,960
Notes Payable - current portion	18,545,767	–
Notes Payable - related party	3,000,143	–
Warrant liability	3,039,617	–
Due to affiliates	–	20,138,733
Total current liabilities	39,956,821	23,503,082

Notes payable	2,151,075	–
Notes payable - related party	11,211,562	–
Total liabilities	53,319,458	23,503,082

Commitments and contingencies (Note 13)

Redeemable preferred stock (Note 14)	2,700,000	–

Stockholders' deficit:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	–	–
Common stock, $.0001 par value; 750,000,000 shares authorized and 531,815,115 and 71,741,250 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	53,182	7,174
Additional paid-in capital	22,972,201	6,476,565
Accumulated deficit	(44,164,324)	(27,691,630)
Total ASTV stockholders' deficit	(21,138,941)	(21,207,891)

Deficit relating to noncontrolling interest in Ronco Holdings, Inc.	(19,139,054)	–

Total stockholders' deficit	(40,277,995)	(21,207,891)

Total liabilities, redeemable preferred stock and stockholders' deficit	$15,741,463	$2,295,191

See accompanying notes to condensed consolidated financial statements

The following table presents the assets and liabilities of the Company's consolidated variable interest entity, which is included on the consolidated balance sheets above.  The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entity.  The liabilities in the table below include third-party liabilities of the consolidated variable interest entity only, and for which creditors or beneficial interest holders do not have recourse to the Company, and exclude intercompany balances that eliminate in consolidation.

ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITY THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITY:

Cash	$64,922
Accounts receivable	1,111,499
Inventories	3,865,050
Prepaid expenses and other assets	31,979
Property and equipment	300,373
Intangible assets	3,570,371
Total assets	$8,944,194

LIABILITIES OF CONSOLIDATED VARIABLE INTEREST ENTITY FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:

Accounts payable	$4,944,040
Accrued expenses	3,399,398
Notes payable	16,157,495
Total liabilities	$24,500,933

See accompanying notes to condensed consolidated financial statements

As Seen On TV, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$4,024,354	$765,690	$10,605,601	$9,955,861
Cost of revenues	5,141,020	595,979	11,100,277	7,998,801
Gross profit	(1,116,666)	169,711	(494,676)	1,957,060

Operating expenses:
Selling and marketing expenses	730,576	174,863	1,344,463	351,875
General and administrative expenses	3,765,144	1,027,498	8,341,287	3,698,924
Impairment loss on goodwill	19,177,171	–	19,177,171	–
Impairment loss on other intangible assets	2,793,415	–	2,793,415	–
Loss from operations	(27,582,972)	(1,032,650)	(32,151,012)	(2,093,739)

Other income (expense):
Change in fair value of warrants	(665,733)	–	1,037,108	–
Interest expense	(1,663,199)	(238,185)	(3,294,488)	(238,185)
Interest income	33,565	–	70,303	–
Loss on inventory deposit	(200,000)	–	(200,000)	–
Loss on note receivable	(1,035,256)	–	(1,035,256)	–
Other income (expense)	9,292	7,658	(38,403)	6,229
Net other income (expense)	(3,521,331)	(230,527)	(3,460,736)	(231,956)

Loss before provision for income taxes	(31,104,303)	(1,263,177)	(35,611,748)	(2,325,695)

Provision for income taxes	–	–	–	–

Net loss	(31,104,303)	(1,263,177)	(35,611,748)	(2,325,695)
Less: Net loss attributed to noncontrolling interest in Ronco Holdings, Inc.	17,942,343	–	19,139,054	–
Net loss attributable to As Seen On TV, Inc.	(13,161,960)	(1,263,177)	(16,472,694)	(2,325,695)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Basic and diluted weighted-average number of common shares outstanding	531,815,115	71,741,250	378,457,160	67,114,073

See accompanying notes to condensed consolidated financial statements

As Seen on TV, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity (Deficiency)

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Shares,					Deficit Related
	$.0001 Par Value					to
	Per Share		Additional		Total ASTV	Noncontrolling	Total
	Shares		Paid-In	Accumulated	Stockholders'	Interest in	Stockholders'
	Issued	Amount	Capital	Deficit	Deficit	Ronco	Deficit
Balance at December 31, 2013	71,741,250	$7,174	$6,476,565	$(27,691,630)	$(21,207,891)	$–	$(21,207,891)

Share based compensation	–	–	362,966	–	362,966	–	362,966
Affiliate capital contribution	–	–	10,181,202	–	10,181,202	–	10,181,202
Shares issued in connection with ASTV merger	452,960,490	45,296	5,952,180	–	5,997,476	–	5,997,476
Shares issued under re-pricing agreement	7,113,375	712	(712)	–	–	–	–
Net loss attributable to noncontrolling interest	–	–	–	–	–	(19,139,054)	(19,139,054)
Net loss attributable to As Seen On TV, Inc.	–	–	–	(16,472,694)	(16,472,694)	–	(16,472,694)

Balance at September 30, 2014	531,815,115	$53,182	$22,972,201	$(44,164,324)	$(21,138,941)	$(19,139,054)	$(40,277,995)

See accompanying notes to condensed consolidated financial statements

As Seen on TV, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(35,611,748)	$(2,325,695)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of discount on notes payable	1,858,675	–
Amortization of debt issuance costs	214,958	–
Change in allowance for sales refunds	1,493,106	(178,299)
Change in allowance for uncollectible accounts	151,026	(15,274)
Change in inventory allowance	794,485	–
Depreciation and amortization	601,900	25,137
Gain on warrant revaluation	(1,037,108)	–
Impairment loss on goodwill	19,177,171	–
Impairment loss on other intangible assets	2,793,415	–
Loss on inventory deposit	200,000	–
Loss on note receivable	1,035,256	–
Share-based compensation expense	362,966	599,058
Changes in operating assets and liabilities
Accounts receivable	22,788	1,318,021
Inventories	(3,743,274)	(54,529)
Prepaid expenses and other current assets	(939,839)	(815,126)
Accounts payable	3,177,853	(779,626)
Accrued expenses and other current liabilities	1,682,586	36,991
Deferred revenue	71,198	(159,840)
Other	(2,000)	(10,095)
Net cash used in operating activities	(7,696,586)	(2,359,277)

Cash flows from investing activities
Decrease in restricted cash	15,619	–
Cash acquired in connection with acquisitions	150,398	–
Purchase of property and equipment	(275,730)	–
Net cash used in investing activities	(109,713)	–

Cash flows from financing activities
Capital contribution from Infusion Brands International	31,162	–
Funds borrowed from affiliated entities	–	2,857,207
Net payments made on accounts receivable factoring arrangement	(473,861)	(786,626)
Principal payments on notes payable	(151,050)	–
Proceeds from senior secured note payable	8,406,833	–
Net cash provided by financing activities	7,813,084	2,070,581

Net increase (decrease) in cash	6,785	(288,696)
Cash at beginning of year	91,397	288,779
Cash at end of year	$98,182	$83

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Supplemental Cash Flow Information
Cash paid for interest	$1,559,597	$238,185
Cash paid for income taxes	$–	$–

Non Cash Investing and Financing Activities
Capital contribution from Infusion Brands International	$10,150,040	$–
Common shares issued in connection with merger	$5,997,476	$–
Warrants issued with notes payable	$2,407,930	$–
Reclassification of accrued interest to principal balance of debt	$211,562	$–
Insurance premiums financed through note payable	$138,140	$–
Assumed note payable	$102,500	$–
Anti-dilutive shares issued	$712	$–

See additional disclosure of non cash activity in Note 4

See accompanying notes to condensed consolidated financial statements

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Description of Our Business, Liquidity and Going Concern

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

Concurrent with the April 2, 2014 Merger Agreement, Infusion assumed all assets and obligations of IBI, including all rights held by IBI under a participation agreement between IBI and secured creditors of Ronco Holdings, Inc. (“Ronco”). Accordingly, while Infusion did not at that time hold an equity position in Ronco, Ronco was deemed a Variable Interest Entity (“VIE”) with Infusion being the primary beneficiary, therefore, the results of Ronco are included in the consolidated financial statements from March 6, 2014 until September 30, 2014. On May 31, 2015, the Company acquired all of the remaining secured debt and 100% of the equity ownership of Ronco. From and after May 31, 2015 Ronco is reported as a wholly-owned subsidiary of the Company. See Note 3 for specifics of the participation agreement and VIE determination.

Concurrent with the aforementioned reverse merger, ASTV changed its fiscal year end from March 31st to December 31st to align with the fiscal year end of Infusion and Ronco. This was done to improve financial comparability of the consolidated group.

The condensed consolidated results of operations include the revenues and expenses of Ronco subsequent to March 6, 2014, the date Ronco became a VIE, and ASTV’s business subsequent to April 2, 2014, the closing date of the reverse acquisition.

The condensed consolidated financial have been prepared based on SEC rules that permit reduced disclosure for interim periods. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods shown. The condensed consolidated results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2013 has been derived from Infusion’s audited financial statements for the year ended December 31, 2013. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission as exhibit 99.1 to Form 8-K/A on September 2, 2014.

Collectively ASTV, Infusion and Ronco are referred to as the “Company” herein.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Description of Our Business

ASTV

As Seen On TV, Inc. is the parent company of Ronco Holdings, Inc, which owns the Ronco brand and associated assets. Ronco is engaged in the development and wholesale and retail sale of consumer products. As Seen On TV, Inc. is also the owner of several other subsidiaries (TV Goods Inc., Tru Hair, Inc., and eDiets, Inc.) that were discontinued as of June 26, 2015. Ronco ceased to be a VIE and became a wholly-owned subsidiary as of May 31, 2015.

ASTV, a Florida corporation, was organized in November 2006. Our executive offices are located in Austin, TX.

Infusion

Infusion is a Nevada Corporation and a wholly-owned subsidiary of ASTV. During the period covered by this report, Infusion was a consumer products company that competes in three key product verticals – hardware, home goods, and cleaning – with a portfolio of revenue-generating brands including DualSaw, DualTools™, and DOC Cleaning. Its products are sold globally through a variety of national retailers, online retailers, catalogs, infomercials, and live shopping channels. Infusion’s operations were discontinued effective June 26, 2015. See footnote 18.

Ronco

Ronco was organized as a Corporation under the laws of the State of Delaware on January 11, 2011. Ronco is located in Austin, Texas and is engaged in the development and wholesale and retail sale of consumer products throughout the United States. Ronco is a provider of proprietary consumer products for the kitchen and home. Ronco’s product line sells throughout the year through infomercials, online sales, wholesale distributors and direct retailers.

Segments

Commencing with the reverse merger and until December 31, 2014, the Company organized its business into four operating segments to align its organization based upon the Company’s management structure, products and services offered and funding requirements. The four operating segments that management defined were (1) Hardware, (2) Home Goods, (3) eCommerce, and (4) Corporate and Other. From and after January 1, 2015, the Company reorganized its business into five segments of which four segments are based on sales channel and 1 is based upon corporate finance and management activities. The five segments identified by management are (1) Retail, (1) Live Shopping, (3) Direct Response and (4) International/Royalty and (5) Corporate and Other. See Note 16 for further segment discussion.

Liquidity and Going Concern

At September 30, 2014, we had a cash balance of approximately $98,000, a working capital deficit of approximately $31,451,000 and an accumulated deficit of approximately $44,164,000. We have experienced losses from operations since our inception and defaulted on our debt, and we have relied on a series of private placements of secured and unsecured promissory notes to fund operations. The Company cannot predict how long it will continue to incur losses or whether it will ever become profitable.

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

Restricted Cash

Restricted cash represents funds held by credit card processors for purposes of mitigating chargeback risk.

Revenue Recognition

We recognize revenue from product sales in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 605 — Revenue Recognition. Revenue from product sales is recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customer’s order is received and we receive acknowledgment of receipt by a third party shipper and collection is reasonably assured.

The Company provides an allowance for returns based upon specific product warranty agreements and past experience and industry knowledge. All significant returns for the periods presented have been offset against gross sales. The Company also provides a reserve for warranties, which is not significant and is included in accrued expense.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due from the sale of our power tools, cleaning, and housewares products and dietary programs, less an allowance for uncollectible accounts. The allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable, including the age of amounts due, the financial condition of our specific customers, knowledge of our industry and historical bad debt experience. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability. The allowance for doubtful accounts was approximately $414,000 and $224,000 as of September 30, 2014 and December 31, 2013, respectively.

Inventories and Advances on Inventory Purchases

Inventories are stated at the lower of cost or market. Cost is determined using an average cost method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. During the three and nine months ended September 30, 2014, the Company wrote down approximately $794,000 of inventory deemed defective, obsolete or slow-moving.

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

In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. The Company's inventories are acquired and carried for wholesale and retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. The Company uses its best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. The Company reviews its inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values.

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

Intangible Assets

Intangible assets include acquired customer relationships, URLs, patents, and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets in accordance with ASC Topic 350 "Intangibles - Goodwill and Other”. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company determined certain of its other intangible assets were partially impaired as of September 30, 2014. See Note 7.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are not amortized but are subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other”. The test for impairment is conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company determined the Company’s goodwill was fully impaired at September 30, 2014. See Note 7.

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

The following securities were not included in the computation of diluted net earnings per share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	2,965,334	–	2,965,334	–
Warrants	93,420,733	–	93,420,733	–
Total dilutive securities	96,386,067	–	96,386,067	–

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

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on September 30, 2014 and December 31, 2013, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the condensed consolidated balance sheet for cash, accounts receivable, notes receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The fair value of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair value of notes payable approximates the carrying value. Determination of fair value of related party payables and receivables is not practicable due to their related party nature.

Reclassifications

Certain amounts within the cost of revenue, selling and marketing, general and administrative and other income (expense) categories on the statement of operations for the period ended June 30, 2014 have been reclassified to conform to the three and nine month period ended September 30, 2014 presentation.  These reclassifications had no impact on the previously reported net loss or stockholders' deficit.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Standards Updates

In May 2014, the FASB has issued No. 2014-09, Revenues from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other, are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2015, the FASB has issued No. 2015-14, Revenues from Contracts with Customers (Topic 606), which deferred the effective date for annual and interim periods. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 applies to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustment must include the cumulative effect of the adjustment as if the accounting had been completed on the acquisition date. The update should be applied prospectively and becomes effective January 1, 2016. Early application is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s financial statements.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors will remain relatively largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s financial statements.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of Ronco assets and liabilities included in the Company’s condensed consolidated financial statements at September 30, 2014, is as follows:

Assets
Current assets:
Cash	$64,922
Accounts receivable, net	1,111,499
Inventories	3,865,050
Prepaid expenses and other assets	31,979
Total current assets	5,073,450

Property and equipment, net	300,373
Intangible assets, net	3,570,371
Total assets	$8,944,194

Liabilities and Redeemable Preferred Stock
Current liabilities:
Accounts payable	$4,944,040
Accrued expenses	3,399,398
Notes payable	14,016,420
Total current liabilities	22,359,858

Long-term notes payable	2,141,075
Total liabilities	$24,500,933

Redeemable preferred stock	$2,700,000

The condensed consolidated results of operations for the three and nine month periods ended September 30, 2014, include revenues attributable to Ronco of approximately $1,113,000, and $3,398,000, respectively, and a net loss attributable to Ronco of approximately $17,942,000 and $19,139,000, respectively.

Ronco ceased to be a VIE and became a wholly-owned subsidiary of ASTV as of May 31, 2015.

Note 4. Business Combinations

Reverse Acquisition

On April 2, 2014, ASTV and Infusion entered into an Agreement and Plan of Merger (“Merger Agreement”). Under the terms of the Merger Agreement, ASTV issued 452,960,490 shares of its common stock to IBI, the parent of Infusion, in exchange for all of the shares of Infusion. Following the transaction, IBI became an 85.2% owner of ASTV’s outstanding common shares and 75% owner of the ASTV’s common shares on a fully diluted basis. The Merger Agreement further provided IBI with the right to appoint a majority of the Company’s Board of Directors. Accordingly, the transaction was accounted for as a reverse acquisition under the provisions of ASC 805-40 Business Combinations – Reverse Acquisitions with Infusion becoming the acquirer for accounting purposes and ASTV becoming the accounting acquiree.

ASTV’s acquisition of Infusion Brands, Inc. was effectuated to bring together two experienced companies in the direct response space under the ownership of a public company to maximize the cooperative opportunities among the companies’ combined brands, to realize cost savings due to staffing and space synergies, and to better position both companies for private and public capital markets access.

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

The estimate of the consideration paid by the Company in the transaction is as follows:

Fair Value of the ASTV common shares	(A)	$6,456,713
Less:
Reduction in note payable to IBI	(B)	(450,000)
Interest accrued on IBI note payable	(C)	(9,237)
Consideration effectively transferred		$5,997,476

———————

(A)	Based on 71,741,250 common shares with a fair value of $0.09 per share, the closing price of ASTV common shares on April 2, 2014, the transaction closing date.

(B)	Represents a series of notes issued by ASTV to IBI between December 23, 2013 and March 14, 2014 used for general working capital purposes. In the event the merger transaction was not completed by June 30, 2014, all principal and related accrued interest became payable, which was forgiven when the transaction closed.

(C)	Accrued interest related to the IBI notes, accrued at 12% per annum.

The fair value of assets acquired and liabilities assumed were determined by our management. The following table summarizes the fair value amounts of assets acquired and liabilities assumed on the effective date of acquisition:

Cash and cash equivalents	$53,966
Accounts receivable	4,560
Prepaid expenses and other current assets	271,804
Restricted cash – non current	83,462
Property and equipment	43,798
Goodwill	3,214,097
Intangible assets	6,150,000
Deposits	2,185
Total assets acquired	9,823,872

Accounts payable	(625,413)
Accrued expenses and other current liabilities	(361,471)
Notes payable – current portion	(230,486)
Warrant liability	(1,668,795)
Current liabilities of discontinued operations	(904,788)
Notes payable – non current	(35,443)
Total liabilities assumed	(3,826,396)
Net assets acquired	$5,997,476

Of the $6,150,000 of acquired intangible assets $3,150,000 was allocated to our eDiets subsidiary and included $1,200,000 of customer relationships, $1,100,000 of domain names and $850,000 allocated to trade names. These intangibles are being amortized on a straight-line basis over a 5-year weighted average useful life. In addition, $3,000,000 of the purchase price was allocated to the Company’s asseenontv.com URLs and related websites which are not subject to amortization. See note 18.

The purchase price exceeded the fair value of the net assets acquired by $3,214,097 which was recorded as goodwill and assigned to our eCommerce segment. The Company does not expect any of the goodwill to be tax deductible.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The condensed consolidated results of operations for the three and nine month periods ended September 30, 2014, include post-combination revenues of approximately $155,000 and $344,000, respectively, and net loss attributable to ASTV of approximately $8,316,000 and $8,132,000, respectively.

VIE Acquisition

Under the provisions of the Participation Agreement dated March 6, 2014, RFL Enterprises LLC, Ronco Funding, LLC and IBI agreed the acquisition of all rights with respect to secured debts held by creditors of Ronco would be transferred to IBI, subject to an initial payment of $2,000,000 and a final payment of $2,350,000 within one year. The initial payment was made in March 2014 and on April 2, 2014, concurrent with the execution of the merger agreement between the Company and Infusion, as discussed above, Infusion assumed all assets and obligations of IBI, including all rights held by IBI under the Participation Agreement. These rights included the ability to designate a majority of the members of Ronco Holdings board of directors, effective with the initial payment of $2,000,000. Accordingly, while Infusion had not yet acquired an equity position, Ronco was deemed a Variable Interest Entity under the provisions of ASC 810 – Consolidation with Infusion being the primary beneficiary. Accordingly, Ronco was consolidated into the Company’s condensed consolidated statement of operations and balance sheet at September 30, 2014. See Note 3.

The fair value of assets and liabilities consolidated, as of March 6, 2014, the date of the Participation Agreement, was determined by our management. The following table summarizes the fair value amounts of assets and liabilities recorded as of the effective date:

Cash and cash equivalents	$96,432
Accounts receivable	735,442
Inventories	1,517,374
Prepaid expenses and other current assets	130,671
Property and equipment	246,815
Goodwill	15,963,074
Intangible assets	3,700,000
Total assets	22,389,808

Accounts payable	(2,190,090)
Accrued expenses and other current liabilities	(2,396,078)
Notes payable - current portion	(10,165,040)
Notes payable - related party - current portion	(3,016,227)
Notes payable - Non current portion	(1,922,373)
Redeemable preferred stock	(2,700,000)
Total liabilities and temporary equity	(22,389,808)
Consideration paid	–

Of the $3,700,000 of acquired intangible assets $2,000,000 was allocated to our patents and $1,700,000 allocated to our trademarks. The patents are being amortized on a straight-line basis over a 9-year weighted average useful life. The trademarks are an indefinite lived intangible asset not subject to amortization.

The purchase price exceeded the fair value of the net assets acquired by $15,963,074 which was recorded as goodwill and assigned to our Home Goods segment.

Pro Forma Results of Operations

The condensed consolidated results of operations for the nine months ended September 30, 2014 do not include the revenues or expenses of Ronco prior to March 6, 2014 nor ASTV’s business on or prior to April 2, 2014, the closing date of the reverse acquisition.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma results for the nine month periods ended September 30, 2014 and 2013 summarize the condensed consolidated results of operations of the Company, assuming the recognition of Ronco as a Variable Interest Entity and reverse acquisition had occurred on January 1, 2013 and after giving effect to the reverse acquisition adjustments, including amortization of intangibles, and transaction related costs:

	Nine Months Ended September 30,
	2014	2013
Net revenues	$11,431,126	$22,440,793
Net income (loss) attributable to As Seen On TV, Inc. stockholders	(9,029,410)	18,035,853
Net loss per share
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
Weighted-average number of common shares outstanding:
Basic	531,815,115	527,187,938
Diluted	531,815,115	528,312,938

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the recognition of Ronco and the reverse acquisition occurred on January 1, 2013, nor are they indicative of future results of operations.

Note 5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2014	2013
Advances on inventory	$328,773	$–
Prepaid campaign production costs	463,024	–
Prepaid insurance	266,342	72,106
Debt issuance costs	226,262	–
Prepaid expenses - other	61,755	24,720
Other current assets	23,054	–
	$1,369,210	$96,826

Note 6. Property and Equipment, net

The following table summarizes our property and equipment at September 30, 2014 and December 31, 2013:

		Additions
Description	December 31, 2013	Participation Agreement	Merger	Contribution Agreement	Purchases	September 30, 2014
Equipment	$–	$190,231	$11,660	$–	$162,402	$364,293
Furniture and Fixtures	202,980	55,871	25,617	28,414	–	312,882
Leashold Improvements	15,390	714	6,521	–	113,328	135,953
Total property and equipment	218,370	246,816	43,798	28,414	275,730	813,128
Accumulated depreciation	(117,638)	(82,862)	(9,847)	(24,372)	(40,290)	(275,009)
Property and equipment, net	$100,732	$163,954	$33,951	$4,042	$235,440	$538,119

Depreciation expense for the three and nine month periods ended September 30, 2014 was approximately $79,700 and $157,400, respectively. For the three and nine month periods ended September 30, 2013 depreciation expense was approximately $4,300 and $13,000, respectively. Depreciation expense associated with tooling equipment of approximately $82,700 and $54,000 was included within cost of revenues for the three and nine month periods ended September 30, 2014, respectively.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Intangible Assets and Goodwill

In connection with the March 6, 2014 Participation Agreement (see Note 3) recognizing Ronco as a Variable Interest Entity, we recognized certain identifiable intangibles, other than goodwill, totaling $3,700,000 as well as goodwill totaling $15,963,074. Identifiable intangibles other than goodwill consists of patents of $2,000,000 with a weighted average amortization period of nine years, and trademarks of $1,700,000, which are not subject to amortization.

In addition, in connection with the Merger Agreement completed April 2, 2014 (see Note 4), we recognized certain identifiable intangibles other than goodwill. Identifiable intangibles other than goodwill consists of eDiets’ customer relationships of $1,200,000, eDiets’ domain names of $1,100,000, and eDiets’ trade names of $850,000, which are being amortized over a weighted-average period of five years. In addition, we recognized the Company’s asseenontv.com website of $3,000,000 and goodwill of $3,214,097, both are not subject to amortization. The website was subsequently sold following the period covered by this report. See note 18.

The fair values assigned to the intangible assets recognized in these transactions were based on estimates of our management.

On September 30, 2014, the Company recognized an impairment loss on goodwill and other intangible assets of approximately $19,177,000 and $2,793,000, respectively. The Company determined that significant qualitative conditions existed on September 30, 2014 to warrant an impairment test as of that date, rather than waiting 12 months from the date goodwill was recognized to do an annual test. The following are the conditions that led to that determination:

•	Poor overall financial performance of each reporting unit
•	The Company was in technical default on Senior Secured Debt
•	Insufficient working capital
•	Decreased share price

The Company recognized an impairment loss on goodwill and other intangible assets of approximately $19,177,000 and $2,793,000, respectively for the three and nine months ended September 30, 2014. Goodwill was fully impaired and other intangible assets were partially impaired. See below table for the impairment loss recognized on other intangible assets.

The following table summarizes our intangible assets at September 30, 2014.

Intangible Asset	December 31, 2013	Participation Agreement	Reverse Merger	Post Combination	Total	Accumulated Amortization	Impairment Loss	Carrying Value
Finite lived intangibles:
Patents	$–	$2,000,000	$–	$–	$2,000,000	$(129,629)	$–	$1,870,371
Customer relationships	–	–	1,200,000	–	1,200,000	(120,000)	(1,038,415)	41,585
Domain names	–	–	1,100,000	–	1,100,000	(110,000)	(990,000)	–
Trade names	–	–	850,000	–	850,000	(85,000)	(765,000)	–
	–	2,000,000	3,150,000	–	5,150,000	(444,629)	(2,793,415)	1,911,956
Indefinite lived intangibles:
Trademarks	–	1,700,000	–	–	1,700,000	–	–	1,700,000
asseenontv.com URL	–	–	3,000,000	–	3,000,000	–	–	3,000,000
	–	1,700,000	3,000,000	–	4,700,000	–	–	4,700,000

Intangible, net	$–	$3,700,000	$6,150,000	$–	$9,850,000	$(444,629)	$(2,793,415)	$6,611,956

A summary of future amortization expense is as follows:

Year 1	$222,222
Year 2	222,222
Year 3	222,222
Year 4	222,222
Year 5	222,222
Thereafter	759,261
$1,870,371

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2014	2013
Accrued interest	$2,579,959	$–
Accrued sales returns	1,525,160	–
Accrued compensation	570,175	281,287
Accrued sales taxes	417,360	1,417
Accrued royalties	169,640	150,222
Accrued registration penalty	156,000	–
Accrued property taxes	125,103	26,834
Accrued excise taxes	108,140	–
Other accrued expenses	152,915	2,253
Accrued professional fees	54,798	197,682
Accrued customs fees	48,002	–
Deferred lease obligation	45,729	–
	$5,952,981	$659,695

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

This arrangement does not qualify for sales accounting under current accounting standards because of the recourse nature of the financed receivables and is, therefore, subject to accounting as a financing arrangement wherein we will carry the assigned receivables in our accounts until they are settled and advances that we receive from the lender will be reflected as liabilities. The discounts are classified as interest expense.

On October 10, 2012, Infusion amended our accounts receivable and purchase order financing agreement to raise the cash advance rate from 75% to 80% of qualified accounts receivable balances assigned up to an amount of $4,000,000 (up from $1,000,000 previously). The initial discount rate was lowered from 1.75% to 1.65% for the first 1 – 30 days and from 1% to 0.80% for each subsequent 15 day period.

There was approximately $100 and $474,000 outstanding under this arrangement as of September 30, 2014 and December 31, 2013, respectively. Accounts receivable assigned as of September 30, 2014 and December 31, 2013 was approximately $64,000 and $920,000, respectively.

Note 10. Warrant Liabilities

Warrants acquired in connection with the reverse merger, contain provisions that protect holders from a decline in the issue price of our common stock (or “down-round” provisions) or that contain net settlement provisions. The Company accounts for these warrants as liabilities, not equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 3, 2014, the Company issued 30,136,713 warrants with an exercise price of $0.0001 in connection with the $10,180,000 14% Senior Secured Promissory Note. As the note contained a variable share settlement provision, these warrants are recognized as a liability recorded at fair value.

The Company recognizes these warrants as liabilities at their fair value and remeasures them at fair value on each reporting date.

The assumptions used in connection with the valuation of warrants issued were as follows:

	September 30,	April 3,	April 2,
	2014	2014	2014
Number of shares underlying the warrants	77,862,807	30,136,713	47,726,094
Exercise price	$0.0001 - $0.80	$0.0001	$0.595 - $0.80
Volatility	151.64% - 216.02%	183.30%	134% - 158%
Risk-free interest rate	0.03% - 1.78%	0.11%	0.28% - 1.73%
Expected dividend yield	0.00%	0.00%	0.00%
Expected warrant life (years)	0.5 - 3.13	1	1.42 - 3.63
Stock price	$0.06	$0.08	$0.09

		Acquisition		Increase
		Measurement		(Decrease)
	December 31,	Date	Initial	in	September 30,
	2013	April 2, 2014	Measurement	Fair Value	2014
2011 Unit Offering	$–	$1,242,333	$–	$(329,803)	$912,530
2011 Unit Offering Placement Agent	–	156,367	–	(26,748)	129,619
2012 Bridge Warrant	–	20,690	–	(2,070)	18,620
2012 Bridge Warrant Placement Agent	–	4,138	–	(414)	3,724
2012 Unit Offering	–	137,178	–	(25,090)	112,088
2012 Unit Offering Placement Agent	–	96,481	–	(47,435)	49,046
2013 Merger related notes converted	–	11,608	–	(2,808)	8,800
2014 Senior Note Purchase	–	–	2,407,930	(602,740)	1,805,190
	$–	$1,668,795	$2,407,930	$(1,037,108)	$3,039,617

The approximate $1,037,000 decrease in fair value of warrants is recognized as a gain in the Other (Income) Expense section of the condensed consolidated statement of operations. The gain is also recognized within the Corporate segment’s results of operations.

Number of Warrants Subject to Remeasurement

	Number of Warrants
	December 31,	April 2, 2014	Warrant		September 30,
	2013	Acquisition	Additions	Reductions	2014
2011 Unit Offering	–	33,277,837	–	–	33,277,837
2011 Unit Offering Placement Agent	–	4,726,891	–	–	4,726,891
2012 Bridge Warrant	–	1,137,735	–	–	1,137,735
2012 Bridge Warrant Placement Agent	–	227,546	–	–	227,546
2012 Unit Offering	–	6,300,213	–	–	6,300,213
2012 Unit Offering Placement Agent	–	1,561,544	–	–	1,561,544
2013 Merger related notes converted	–	494,328	–	–	494,328
2014 Senior Note Purchase	–	–	30,136,713	–	30,136,713
	–	47,726,094	30,136,713	–	77,862,807

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

Cash	$31,161
Note receivable	711,220
Interest receivable	259,584
Property and equipment, net	6,660
Deposits	5,392
Total IBI assets contributed to Infusion	1,014,017

Note payable	(11,000,000)
Total liabilities assumed	(11,000,000)
Net liabilities assumed by Infusion	(9,985,983)
Forgiveness of debt	20,167,185
Contribution to capital	$10,181,202

Prior to June 30, 2014, Shadron Stastney, an officer and member of our board of directors, was a member in and chief operating officer of Vicis Capital, LLC, the investment advisor to Vicis Capital Master Fund. Vicis Capital Master Fund is the holder of our 6% Senior Secured Debenture. At September 30, 2014, the outstanding balance of the debenture is $11,211,562. See note 12.

Ronco is indebted to CD3 Holdings, Inc. (CD3), its sole shareholder, for approximately $3 million (See Note 12). The indebtedness is in the form of a promissory note. In addition, Ronco has an outstanding receivable from CD3 of approximately $343,000 and contains no payment or interest terms. The Company determined that receivable was uncollectible as of September 30, 2014, and, therefore, wrote the promissory note off to bad debt expense.

Included within the assets IBI contributed to Infusion, there is an 18% bearing note receivable due from CD3 with a past due outstanding principal amount of approximately $711,000 with accrued interest receivable of approximately $324,000. The Company determined that this note along with its accrued interest was uncollectible as of September 30, 2014. Consequently, the Company recorded a loss within the other income (expense) caption of the condensed consolidated statement of operations.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Notes Payable

	December 31,	Participation		Assumption					September 30,
	2013	Agreement	Merger	Agreement	Issuances	Accretion	Payments	Re-Class	2014
Current notes payable related party
16% Promissory Note, maturing on January 14, 2014 - related party	$–	$3,016,227	$–	$–	$–	$–	$(16,083)	$–	$3,000,144
Current notes payable - third party	–
14% Senior Secured Promissory Note, maturing April 3, 2015	–	–	–	–	10,180,000	–	–	–	10,180,000
Less: discount on Senior Secured Promissory Note	–	–	–	–	(3,800,847)	1,639,973	–	–	(2,160,874)
1.5% Secured Promissory Note, maturing on June 14, 2012	–	8,620,000	–	–	–	–	–	–	8,620,000
18% Promissory Note, matured on June 30, 2014	–	1,100,000	–	–	–	–	–	–	1,100,000
18% Promissory Note, matured on March 14, 2014	–	445,040	–	–	–	–	–	–	445,040
3.68% to 8.39% Premium financing agreements	–	–	18,426	–	138,140	–	(104,035)	–	52,531
0% Promissory note, maturing October 15, 2014	–	–	–	–	102,500	–	(22,500)	–	80,000
10% Promissory note, matured June 30, 2013	–	–	100,000	–	–	–	–	–	100,000
0% Promissory note, maturing September 15, 2015	–	–	102,060	–	–	–	–	17,011	119,070
0% Promissory note, maturing April 1, 2015	–	–	10,000	–	–	–	–	–	10,000
Total third party current notes payable	–	10,165,040	230,486	–	6,619,793	1,639,973	(126,535)	–	18,545,767
Total current notes payable	–	13,181,267	230,486	–	6,619,793	1,639,973	(142,618)	–	21,545,911
Non current notes payable - related party
6% Senior Secured Debenture, maturing June 30, 2016 - related party	–	–	–	11,000,000	211,562	–	–	–	11,211,562
Non current notes payable - third party
0% contingent promissory note, maturing on December 5, 2017	–	3,770,000	–	–	–	–	–	–	3,770,000
Less: discount on Contingent Promissory Note	–	(1,847,628)	–	–	–	218,702	–	–	(1,628,925)
0% Promissory note, maturing September 15, 2015	–	–	25,443	–	–	–	(8,432)	(17,011)	–
0% Promissory note, maturing April 1, 2016	–	–	10,000	–	–	–	–	–	10,000
Total non current third party notes payable	–	1,922,372	35,443	–	–	218,702	(8,432)	–	2,151,075
Total non current notes payable	–	1,922,372	35,443	11,000,000	211,562	218,702	(8,432)	–	13,362,637
Total notes payable	$–	$15,103,639	$265,929	$11,000,000	$6,831,355	$1,858,675	$(151,050)	–	$34,908,547

The following is a consolidated schedule of the future payments, based on a period end of September 30, required under notes payable.

2015	$23,706,784
2016	11,221,562
2017	–
2018	3,770,000
Thereafter	–
$38,698,346

16% Promissory Note – Related Party

On January 14, 2011, Ronco issued a promissory note to CD3 (“CD3 Note”), Ronco’s 100% shareholder and major creditor, in the amount of $3,000,000. The CD3 Note’s interest rate is 16% per annum and is payable quarterly in arrears. The note initially matured on January 14, 2014. On December 31, 2012, the CD3 Note was modified so that beginning January 1, 2012 no interest shall accrue and any accrued and unpaid interest shall be added to principal. The original maturity date of January 14, 2014 was extended to January 14, 2015. At the date of modification, $16,228 of accrued and unpaid interest was added to the principal balance. This modification was considered a troubled debt restructuring. In accordance with ASC 470, Debt, no gain was recognized and no future interest expense will be recognized as the total of the future payments required under the modified terms is equal to the carrying value of the CD3 Note. Subsequent to January 14, 2015, the Company is in default and the note is still outstanding.

14% Senior Secured Promissory Note

On April 3, 2014, Infusion and ASTV entered into a Senior Note Purchase Agreement to obtain debt financing in the amount of $10,180,000. In connection with the senior note, ASTV and Infusion granted a security interest in their respective assets by means of executing a Security Agreement. The senior note's interest rate is 14% per annum and was paid in advance at the transaction closing. The senior note matures on April 3, 2015, and all outstanding principal becomes payable unless extended for six months subject to approval of both parties. In connection with the senior note sale, warrants constituting 4.99% of the Company’s common stock on a fully diluted basis was issued, which at April 2, 2014 represented approximately 30 million warrants with an exercise price of $0.0001 and with a fair value of approximately $2,408,000. The fair value of these warrants was recorded as a discount on the debt and a warrant liability. Due to the provision requiring the warrants to be maintained at a 4.99% of fully diluted shares this constitutes a variable share settlement provision which requires liability accounting. In addition, the senior note was issued with an original issue discount of approximately $1,393,000. The issuance of the warrants and recognition of the original issuance discount resulted in an overall residual discount on the senior note in the amount of approximately $3,800,000 which is being accreted to interest expense using the effective interest method over the term of the loan. Debt issuance costs of approximately $441,000 were incurred and paid and are being amortized to interest expense over the term of the loan using the effective interest method. Approximately, $226,262 of these costs are unamortized and are included in prepaid expenses and other current assets. See discussion on the amendment of this note within the Financial Instrument Transaction section of Note 18.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6% Senior Secured Debenture - Related Party

Pursuant to a Contribution and Assumption Agreement entered into between IBI and Infusion on March 31, 2014, Infusion assumed a Senior Secured Debenture dated March 6, 2014 totaling $11,000,000. The debenture is secured with the assets of Infusion and matures on June 30, 2016. From March 31, 2014 until June 30, 2014 the interest rate is 6% per annum, from July 1, 2014 until June 30, 2015 the interest rate is 9% per annum, and from July 1, 2015 until June 30, 2016 the interest rate is 12% per annum. Interest accrued on the outstanding principal balance is to be paid on the maturity date, provided that on June 30, 2014 and June 30, 2015 accrued interest is capitalized and added to the outstanding principal of the debenture. At September 30, 2014, accrued interest of approximately $212,000 has been added to the debenture’s outstanding principal.

1.5% Secured Promissory Note

On January 14, 2011, Ronco issued a secured promissory note in the amount of $11,000,000 and issued a $10,000,000 promissory note (“Contingent Promissory Note”) to finance the acquisition of certain of Ronco Acquisition, LLC’s assets pursuant to an asset purchase agreement. The note required interest at 1.5% per annum paid quarterly in arrears and matured on June 14, 2012. Ronco defaulted on the secured note on June 14, 2012 due to non payment. As a result of the default, the interest rate increased to 8%. The collateral for the secured note is substantially all of Ronco’s assets. The outstanding principal balance as of September 30, 2014 is $8,620,000. The contingent promissory note is further discussed below.

Contingent Promissory Note

The contingent promissory note is non-interest bearing and was issued in a conditional amount not to exceed $10,000,000 with contingent payments. On December 5, 2013, Ronco amended and restated the contingent promissory note’s contingent principal amount from $10,000,000 to $3,770,000 and modified the payment timing to the earlier of December 5, 2017 or the 3 year anniversary of the purchase of the secured note by any third party approved by Ronco from the holder of the secured note. As of December 5, 2013, this obligation became probable and estimable and, therefore, Ronco recorded the contingent promissory note as additional purchase price consideration as it was originally issued in connection with the acquisition of certain of Ronco Acquisition, LLC’s assets. Since the contingent promissory note is a zero interest loan, Ronco imputed interest at the Company’s borrowing rate of 18% and calculated a discount in the amount of approximately $1,925,000. Ronco accretes this discount to interest expense using the effective interest method.

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

Forbearance Agreement

On March 7, 2014, Ronco and certain creditors (“Creditor Parties”) entered into a Forbearance Agreement whereby each creditor will forbear from exercising its rights and remedies under the 1.5% Secured Promissory Note for up to 1 year provided Ronco does not default on the forbearance agreement. The occurrence of any one or more of the following events during the forbearance shall constitute a forbearance default: (1) Any representation or warranty of any company under the forbearance agreement shall be false, misleading or incorrect in any material respect; (2) Any person, other than the Creditor Parties, shall at any time exercise for any reason any of its rights or remedies against Ronco or any of Ronco’s assets to the extent that the exercise of such rights or remedies by such person could be reasonably be expected to result in a material adverse effect on Ronco or on the property or assets of Ronco, or on any of the Creditor Parties interests; (3) Failure to comply with convenants of the agreement.

Material covenants of the agreement are as follows:

•	Ronco shall use its reasonable best efforts to preserve intact its business organization and business relationships, and to operate its business in the ordinary course and to maintain its books, and records and accounts in accordance with generally accepted accounting principles, consistently applied.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Ronco shall not take any of the following actions without the prior written consent of Creditor Parties’ agent:

a)	Sell, exchange, lease, transfer, assign or otherwise dispose of any assets, properties or rights of Ronco, except (i) sales of inventory in arm’s length transactions, (ii) the grant of licenses of any intellectual property, (iii) the sale of obsolete and worn-out equipment, in each case in the ordinary course of Ronco’s business and consistent with past practice;

b)	Assume, incur or guarantee any indebtedness or modify the terms of any existing indebtedness;

c)	Mortgage, pledge or subject to liens any assets, properties or rights of Ronco or related to the Ronco business;

d)	Be party to any merger, acquisition, consolidation, recapitalization, liquidation, dissolution, reorganization or similar transaction involving Ronco.

See Financial Instrument Transactions and Extinguishment of Debt sections of Note 18 for discussion on the Company’s subsequent period acquisition of this note and the resulting gain on extinguishment.

Note 13. Commitments and Contingencies

Lease Agreements

The Company, as lessee, has entered into various operating lease agreements for office and warehouse space. Future minimum gross rental payments relating to these lease agreements subsequent to September 30, 2014 are as follows:

Year 1	$367,460
Year 2	404,199
Year 3	154,600
Year 4	22,750
Thereafter	–
$949,009

Rent expense for the three and nine month periods ended September 30, 2014 was approximately $100,000 and $350,000, respectively. Rent expense for the three and nine month periods ended September 30, 2013 was approximately $186,000 and $57,000, respectively.

Registration Rights

Under the terms of a 2010 private placement, ASTV provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. ASTV failed to comply with this registration rights provision and is obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which ASTV may be subject is $156,000. The Company has a related accrued liability of $156,000 at September 30, 2014.

Litigation

From time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, except as otherwise disclosed below, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

On July 17, 2014, Ronco settled a pending lawsuit relating to a claim for breach of contract arising from the failure of Ronco to pay for goods tendered. The amount sought in the lawsuit was approximately $258,000, and Ronco had asserted various counterclaims. However, Ronco agreed to make an immediate $70,000 settlement payment to avoid potential lengthy and costly litigation.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 26, 2016, ASTV was sued for an alleged breach of an employment agreement by its former CFO, who resigned in 2014.  The Company has filed a motion to dismiss. A loss contingency in the amount of $158,000 has been recognized as of September 30, 2014.

On January 5, 2016, ASTV settled an action filed in June 2014 by a former employee and director of the Company without admitting fault, liability or wrongdoing, and agreed to tender $30,000 and 5,000,000 shares of its restricted common stock, in consideration for a full release of the Company and its affiliates from all liability relating to the action and from all other potential future claims. As of January 5, 2016, the Company’s stock was trading for $0.01. A loss contingency in the amount of $80,000 was recognized as of September 30, 2014.

On June 26, 2015, the Company ceased operations at all entities and subsidiaries other than As Seen on TV, Inc. and Ronco Holdings, Inc.  From time-to-time, the Company receives payment demands and threatened litigation from certain of its unsecured creditors at those discontinued subsidiaries.  We do not believe any liabilities at those discontinued subsidiaries are collectible due to lack of assets, and we do not believe any of those liabilities are legally collectible against either As Seen On TV, Inc. or Ronco Holdings, Inc.

Sales Tax

Included in accrued sales taxes are sales taxes collected from customers that have not yet been remitted to taxing authorities. This accrual as of September 30, 2014 includes estimates for interest and penalties for non-payments. Accrued sales taxes at September, 30, 2014 are approximately $383,000 and are included in “accrued expenses and other current liabilities” in our condensed consolidated balance sheets.

Note 14. Redeemable Preferred Stock

Ronco has 200 authorized shares of Preferred Stock, $0.0001 par value. Ronco has designated 100 of such shares as Series A Preferred Stock with a stated value of $27,000 per share. On January 14, 2011, Ronco issued 100 shares of the Series A Preferred Stock as part of the consideration for its purchase of certain assets of Ronco Acquisition, LLC.

Redemption

Ronco had the option to redeem all or part of the outstanding shares of Series A Preferred Stock at any time by paying the holders consideration per share equal to the Stated Value as follows: (1) A cash payment in the amount of $13,500 per share; and (2) the balance by issuing and delivering a non-interest bearing promissory note acceptable to the holders in an amount of $13,500 per share maturing on the first anniversary of the date in which the Series A Preferred Stock was redeemed. In the event Ronco did not redeem the Series A Preferred Stock by January 14, 2013, the holders of the Series A Preferred Stock shall have the right to cause Ronco to redeem all or part of the Series A Preferred Stock then outstanding. The redemption price is payable by Ronco by the issuance and delivery of a non-interest bearing promissory note in the amount of $27,000 per share redeemed, maturing as to 1/3 of the principal amount on the 13th day after the redemption date, as to the next 1/3 of the principal amount 210 days after the redemption date, and as to the balance thereafter 395 days after the redemption date. The holders of the Series A Preferred Stock must provide at least 15 days written notice to Ronco in order to redeem all or a part of the Series A Preferred Stock shares and the holder may exercise their rights on one occasion in any twelve month period. Therefore since none of these conditions occurred during the year ended December 31, 2013 and during the nine months ended September 30, 2014 these shares do not reach the level of being considered mandatorily redeemable and are classified as mezzanine equity.

Other material features of the Series A Preferred Stock are as follows:

Dividends

The holders of Series A Preferred Stock shall be entitled to payment of dividends on their shares at such time that Ronco may declare, order, pay or make a dividend or other distribution on shares of the Common Stock, or other capital stock of Ronco, in such amount as equals 10% of the aggregate amount of such dividends or other distributions inclusive of the dividends and/or other distributions paid or made to the holders of Common Stock, other capital stock and/or Series A Preferred Stock with respect to such dividends or other distributions. No dividends have been declared.

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

Voting Rights

The holders of Series A Preferred Stock shall have no right to vote on any matter affecting Ronco, except the affirmative vote of the holders of a majority of the Series A Preferred Stock shall be necessary for Ronco to authorize or effect any of the following:

•	Any amendment or repeal of any provision of Ronco’s Certificate of Incorporation or Bylaws, if such action would adversely affect the rights, preferences or privileges of the Series A Preferred Stock;
•	Creation of any new class or series of stock, or other security convertible into or exercisable or exchangeable for any class or series of stock, having rights, preferences or privileges senior to or pari passu with the Series A Preferred Stock;
•	Redemption of any stock or series of Preferred Stock (other than the Series A Preferred Stock), except for the repurchase of stock from employees at fair market value;
•	Payment of a cash dividend or other distribution to holders of any class or series of capital stock unless immediately after giving effect to each such payment the Company shall have a reserve of not less than the full amount of the Redemption Price (as defined below);
•	Any merger or sale of all or substantially all of the assets or other corporate reorganization or acquisition unless the Series A Preferred Stock is redeemed in full in cash for the Stated Value in connection with such transaction;
•	A liquidation or dissolution unless holders of the Series A Preferred Stock shall receive the Stated Value for all of their outstanding shares.

Transfer Restriction

No transfer or other disposition of any shares of the Series A Preferred Stock, whether voluntary or involuntary, shall be valid unless such transfer or disposition is approved by Ronco at the Company’s sole discretion.

As of September 30, 2014 the Series A Preferred Stock remains outstanding.

Note 15. Stockholders’ Equity

Capital Stock

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. The board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock were issued or outstanding at September 30, 2014 and December 31, 2013, respectively.

Common Stock

At September 30, 2014 and December 31, 2013, the Company was authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share.

At September 30, 2014 and December 31, 2013, the Company had 531,815,115 and 71,741,250 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Share Issuances

On April 16, 2014, the Company issued an aggregate of 7,113,375 shares of common stock to the seller of Seen On TV, LLC, in accordance with the anti-dilution protection provisions contained in the June 28, 2012 Seen On TV, LLC asset purchase agreement.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants

A summary of warrants outstanding at September 30, 2014, is as follows:

Warrant Description	Number of Warrants (A)		Exercise Prices	Expiration Dates

2011 Bridge Warrant	8,789,064	(D)	$0.64	November 30, 2014
2011 Bridge Warrant Placement Agent	1,165,875	(D)	$0.64	November 30, 2014
2011 Unit Offering	33,277,837	(B)	$0.59	October 28, 2016
2011 Unit Offering Placement Agent	4,726,891	(B)	$0.59	October 28, 2016
2011 Other Placements	300,000		$0.64-$1.80	June 22, 2015 - June 22, 2017
2012 Bridge Warrant	1,137,735	(B)(E)	$0.77	September 7, 2015 - September 20, 2015
2012 Bridge Warrant Placement Agent	227,546	(B)(E)	$0.77	September 7, 2015
2012 Unit Offering	6,300,213	(B)(E)	$0.80	November 14, 2015
2012 Unit Offering Placement Agent	1,561,544	(B)(E)	$0.70-$0.80	November 14, 2017
2012 Talent Compensation	4,875,000		$0.01-$2.00	November 19, 2015
2013 Merger related notes converted	494,328	(B)	$0.80	November 14, 2015
2013 eDiets Warrants	427,987		$1.40-$4.74	July 15, 2019 - September 11, 2019
2014 MIG7 Offering	30,136,713	(C)	$0.0001	April 3, 2015(c)
	93,420,733

———————

(A)	All warrants reflect post anti-dilution and repricing provisions applied.
(B)	Subject to potential further anti-dilution and repricing adjustment (See Note 10).
(C)	Subject to variable share settlement and potential extension in connection with Secured Promissory Note (See Note 12)
(D)	Expiration date was extended from September 30, 2014 to November 30, 2014
(E)	Subsequent to September 30, 2014, the expiration date was extended to June 30, 2016.

Equity Compensation Plans

In May 2010, ASTV adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “2010 Plans”).

On September 24, 2012, ASTV’s board of directors adopted the 2013 Equity Compensation Plan (the “2013 Plan” and, together with the 2010 Plans, the “Plans”) with terms similar to the previously adopted 2010 Plans. The 2013 Plan authorized the issuance of up to 3,000,000 options to purchase common stock. The 2013 Plan was modified in March 2013 authorizing the issuance of up to 6,000,000 options. On May 6, 2013, the 2013 Plan was further modified, increasing the shares of common stock reserved for issuance under such plan to 9,000,000 shares available for future grant under all Plans totaled 8,482,500 at September 30, 2014.

The fair value of an option is estimated on the date of grant using the Black Scholes options pricing model using the assumptions established at that time.

Stock based compensation for the three and nine month periods ended September 30, 2014 was approximately $109,000 and $363,000, respectively. Stock based compensation for the three and nine month periods ending September 30, 2013 was approximately $130,000 and $599,000, respectively. Stock based compensation for all periods presented is included in general and administration expenses, in the accompanying condensed consolidated statements of operations.

Of the stock based compensation recognized for the three and nine month periods ended September 30, 2014, approximately $0 and $182,000 is attributable to IBI stock based awards granted to Infusion’s employees and recognized as a capital contribution. The remaining stock based compensation recognized is attributable to the options acquired in connection with the April 2, 2014 reverse merger. All of the stock based compensation recognized for the three and nine month periods ended September 30, 2013 is attributable to IBI stock based awards granted to Infusion’s employees.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mr. Ronald C. Pruett Jr. (former Chief Executive Officer) elected to terminate his employment effective May 1, 2014. The termination agreement modified certain terms of his employment agreement and provided that Mr. Pruett was entitled to receive the balance of additional salary due him totaling approximately $72,000, which was paid over a period of approximately three months beginning May 1, 2014. As part of the termination agreement, Mr. Pruett forfeited his 3,050,000 options.

Mr. Henrik Sandell’s (former Chief Operating Officer) employment terminated effective June 1, 2014. Accordingly, Mr. Sandell’s vested options of 250,000 remained exercisable for 90 days following termination. Mr. Sandell never exercised the vested options; and, therefore, the options were returned to the option plan for potential future grants.

On August 20, 2014, Mr. Mark Ethier, Chief Operating Officer, was granted 25,174,888 shares of common stock. The shares shall vest in 25% increments each of the initial two years following the initial effective date of the agreement and the final 50% vesting three years following the initial effective date of the agreement. The grant date fair value was $0.06 per share. Stock compensation expense with respect to this grant was approximately $93,000 for the three and nine month period ended September 30, 2014. The unrecognized stock compensation as of September 30, 2014 was approximately $1,417,000.

On January 8, 2015, Mark Ethier resigned as an employee and officer of the Company, but remained as a director. The Company agreed to vest and issue to Mr. Ethier 6,000,000 shares of restricted common stock of the Company. See Note 18.

Options

Information related to options granted under our option plans at September 30, 2014 and activity for the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	–	$–	–	$–
April 2, 2014 Acquisition (A)	7,148,836	1.06	7.46	–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(3,915,000)	0.51	–	–
Expired	(28,502)	11.29	–	–
Outstanding at September 30, 2014	3,205,334	$1.44	5.06	$–
Exercisable at September 30, 2014	2,965,334	$1.58	4.77	$–

———————

(A) Options acquired in connection with reverse merger.

The unamortized grant date fair value of unvested options at September 30, 2014, was approximately $170,000 and will be expensed over a weighted average period of 1.70 years.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Segment Reporting

Commencing with the reverse merger on April 2, 2014, the Company organized its business into four operating segments to align its organization based upon the Company’s management structure, products and services offered and funding requirements. The four operating segments that management defined were Hardware, Home Goods, eCommerce, and Corporate and Other. Below is a description of each operating segment.

Hardware

Building upon Infusion Brands’ success with the iconic DualSaw™ and DualTools™ brands, the Company had developed and marketed additional products including the patented RS1000 and RS1200 DualSaw Reciprocating Saws™, the OS2500 and OS3000 DualSaw Oscillating Saw™, and the PS7000 DualTools Polisher/Sander™,. Those products joined the DualSaw PrecisionCS3000™, DualSaw Everyday CS450™, and DualSaw Destroyer CS650™ in the consumer line, as well as the Professional Series DualSaw CS450s and CS650s. The Company also has additional new hardware, lawn and garden and lithium-ion power tools and hand tool products.

Home Goods

With the execution of the Participation Agreement and required consolidation of Ronco Holdings, Inc. in the first quarter of 2014, the Company entered the Home Goods space through a well known and respected brand in the direct response industry, Ronco®.

In addition to Ronco® in the home goods vertical market, the Company has also developed the DOC™ cleaning brand (Your Prescription for Clean™), as well as HomeHero™ (cleaning) and the Infusion Collection (cookware) brands. These brands exist primarily for live shopping distribution, where they have been and continue to be very successful, but also represent an opportunity for both direct response and retail distribution on a product-by-product basis. The Company plans to opportunistically develop or source multiple product offerings for these brands going forward.

eCommerce

eCommerce include the monetization of the Company’s eDiets.com and asseenontv.com URLs. Through its eDiets.com asset, management during this time period believed there would be existing and new cross-marketing and synergistic opportunities for development and distribution of health and wellness products, as well as subscription and transactional technology revenues, either alone or with strategic partners. During this time period and until October 28, 2014, the Company also owned the URL asseenontv.com, one of the leading marketplace for products sold in the As Seen On TV category.

Corporate and Other

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information concerning the Company's reportable segments for the three months ended September 30, 2014 and 2013 are shown in the following tables.

	Three Months Ended September 30, 2014
				Corporate
				&
	Hardware	Home Goods	eCommerce	Other	Total
Total revenue	$1,115,815	$2,753,173	$155,366	$–	$4,024,354
Net loss	$(3,273,373)	$(18,242,393)	$(6,640,857)	$(2,947,680)	$(31,104,303)
Depreciation and amortization	$17,529	$107,802	$162,522	$–	$287,853
Interest expense	$–	$–	$–	$1,035,256	$(1,035,256)

	Three Months Ended September 30, 2013
				Corporate
				&
	Hardware	Home Goods	eCommerce	Other	Total
Total revenue	$765,690	$–	$–	$–	$765,690
Net loss	$(1,032,650)	$–	$–	$(230,527)	$(1,263,177)
Depreciation and amortization	$8,689	$–	$–	$–	$8,689
Interest expense	$–	$–	$–	$238,185	$238,185

Summarized financial information concerning the Company's reportable segments for the nine months ended September 30, 2014 and 2013 are shown in the following tables, followed by a reconciliation of assets to consolidated assets is as follows:

	Nine Months Ended September 30, 2014
				Corporate
				&
	Hardware	Home Goods	eCommerce	Other	Total
Total revenue	$5,223,319	$5,038,462	$343,820	$–	$10,605,601
Net loss	$(5,464,365)	$(20,420,109)	$(7,328,018)	$(2,399,256)	$(35,611,748)
Depreciation and amortization	$46,524	$230,532	$324,844	$–	$601,900
Interest expense	$–	$(1,456,391)	$–	$2,491,647	$1,035,256
Total assets held	$4,890,469	$8,960,441	$4,748,416	$44,738,534	$63,337,860

	Nine Months Ended September 30, 2013
				Corporate
				&
	Hardware	Home Goods	eCommerce	Other	Total
Total revenue	$9,955,861	$–	$–	$–	$9,955,861
Net loss	$(2,093,739)	$–	$–	$(231,956)	$(2,325,695)
Depreciation and amortization	$25,137	$–	$–	$–	$25,137
Interest expense	$–	$–	$–	$238,185	$238,185
Total assets held	$2,025,334	$–	$–	$–	$2,025,334

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30,
	2014	2013
Assets
Total assets for reportable segments	$63,337,860	$25,137
Elimination of intersegment funding receivables	(46,654,020)	–
Elimination of intersegment notes receivable	(851,237)	–
Elimination of intersegment interest receivable	(34,828)	–
Elimination of intersegment deferred financing fee	(16,250)	–
Elimination of intersegment accrued fees	(40,062)	–
Total consolidated assets	$15,741,463	$25,137

Intersegment Transactions

As of September 30, 2014, the Corporate segment has provided funding to the Hardware, Home Goods, and eCommerce segments in the amounts of approximately $7,384,000, $882,000 and $61,000, respectively.

On April 11, 2014, the Home Goods segment and the Corporate segment entered into a Loan and Security Agreement ("Loan Agreement"). The Home Goods segment may borrow up to $3,000,000 for working capital subject to an Accounts Receivable and Inventory Borrowing Base calculation. Borrowings made are subject to an interest rate of Prime plus 4% (7.25% at September 30, 2014) per annum that shall accrue daily and be payable monthly. The Loan Agreement's maturity date is April 11, 2015. As part of the Agreement, the Home Goods segment has secured the payment of all borrowings by granting the Corporate segment a security interest in the assets of the Company. At September 30, 2014, the outstanding balance of the Loan Agreement was $651,237.

On May 5, 2014, the Home Goods segment issued a promissory note for $200,000 to the Corporate segment. The note requires monthly interest payments at an interest rate of 14% per annum. All outstanding principal and unpaid interest is due on December 31, 2014.

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

We have no unrecognized income tax benefits as of September 30, 2014 and December 31, 2013. There have been no material changes in unrecognized tax benefits through September 30, 2014. The calendar years 2013, 2012 and 2011 are considered open tax years in U.S. federal and state tax jurisdictions. ASTV received a Form 4564 Information Document Request with respect to the tax year ended March 31, 2013. On March 2, 2015, the IRS completed its review and issued an unfavorable adjustment in the amount of approximately $182,000 related to certain fees that should have been capitalized.

Note 18. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than listed below.

Executive and Director Departures

On November 18, 2014, Mary Mather resigned as an officer and from the board of directors of the Company and its subsidiaries, effective November 30, 2014.

On January 5, 2015, Kevin Richardson, II, and Greg Adams resigned from the board of directors of the Company.

On January 8, 2015, pursuant to a letter agreement, Mark Ethier resigned as an employee and officer of the Company, but remained as a director. The Company agreed to vest and issue to Mr. Ethier 6,000,000 shares of restricted common stock of the Company. As of the same date, the board of directors reduced its size to two seats, and appointed Shad Stastney as interim president and chief executive officer. Both Mr. Ethier and Mr. Stastney are the Company’s current directors.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring

On or about December 15, 2014, the Company undertook a reduction in force that eliminated 7 full time employees. The terminated employees were generally offered full pay and benefits for one month from and after December 15, 2014, and the agreements generally contained a full release of claims by the terminated employees, as well as other standard provisions.

On or about January 12, 2015, the Company undertook an additional reduction in force that eliminated an additional 9 full time employees. The terminated employees were generally offered full pay and benefits for one month from and after January 12, 2015, and the agreements generally contained a full release of claims by the terminated employees, as well as other standard provisions.

On February 19, 2015, the Company entered into a mutual termination of net lease agreement with respect to the leased property at 14044 Icot Boulevard, Clearwater, Florida 33760.

On March 3, 2015, the Company and Oak Lawn Marketing International Inc. (“OLM”) executed the Fifth Amendment to the Exclusive Product Rights Agreement dated April 10, 2012 whereby ASTV assumed all rights and obligations under the Exclusive Product Rights Agreements, and OLM became the exclusive worldwide (including North America) distribution of the DualSaw and DualTools brands. OLM separately holds the exclusive rights to the Ronco brand internationally.

On June 26, 2015, the Company ceased operations at all entities and subsidiaries other than (i) As Seen on TV, Inc., and (ii) Ronco Holdings, Inc.

Financial Instrument Transactions

Warrant Extension

On November 30, 2014, the Company extended the expiration dates of certain previously extended warrants to purchase up to an aggregate of 9,954,939 shares of the Company’s Common Stock to December 31, 2014.

On December 31, 2014, the Company further extended the expiration dates of certain previously extended warrants to purchase up to an aggregate of 9,954,939 shares of the Company’s Common Stock to September 1, 2015.

On August 25, 2015, the Company further extended the expiration dates of certain previously extended warrants to purchase up to an aggregate of 9,954,939 shares of the Company’s Common Stock to December 31, 2015.

On November 13, 2015, the Company extended the expiration dates of certain warrants to purchase up to an aggregate of 9,227,038 shares of the Company’s Common Stock to June 30, 2016.

On December 31, 2015, the Company further extended the expiration dates of certain previously extended warrants to purchase up to an aggregate of 9,954,939 shares of the company’s Common Stock to September 1, 2016.

Note Amendment

On March 31, 2015, the Company and MIG7 entered into Amendment No. 2 to the Note Purchase Agreement, and a Restated Senior Secured Promissory Note (the “Amended Note”). In relevant part, these amendments (a) contained a qualified forbearance of the events of default noted in the Notice Letter, (b) resulted in MIG7 lending an additional $1,900,000 of cash proceeds to the Credit Parties; (c) set the outstanding principal amount, including compounded interest through April 27, 2015, to $12,676,193; (d) capitalized all interest as of April 27, 2015, into the new principal balance referenced above, and provided that interest accrued thereafter until April 2, 2016, is payable on the Maturity Date, and accrued interest after April 2, 2016, is to be paid quarterly; and (e) extended the Maturity Date of the Note to April 3, 2017, with an extension until April 3, 2018 if the Company (i) undertakes an offering of common stock within 15 months of the date of Amendment No. 2 that results in net proceeds of at least $14 million, and (ii) at least $10,000,000 of such offering proceeds are applied to the repayment of the Note. The Amendment No. 2 also added additional terms and conditions, including an obligation to issue to MIG7 shares of convertible preferred stock of the Company to MIG7 convertible into 60% of the fully diluted shares of capital stock of the Company, to convert certain warrants of the Company into 9% of the fully diluted capital stock of the Company, and the issue to management 30% of the fully diluted capital stock of the Company. The Amendment No. 2 also added additional events of default, including certain revenue and EBITDA milestones, among others.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Transactions

On or about May 14, 2015, the Company, either directly or through its specified wholly-owned subsidiaries, (i) acquired all of the senior secured debt of Ronco Holdings, Inc., in exchange for a payment of $1,400,000 and an obligation to pay up to an additional $900,000 to LV Administrative Services (“LV”), (ii) acquired 100% of the equity of Ronco Holdings, Inc. from CD3 Holdings, Inc.; (iii) caused Ronco Holdings, Inc., to enter into an agreement with P2Binvestor Incorporated, a Colorado corporation (“P2Bi”), whereby P2Bi would provide up to $3,000,000 of senior secured receivables and inventory financing to Ronco Holdings, Inc. (the “P2Bi Credit Line”), (iv) entered into an Accommodation Agreement with MIG7, certain debt holders of the Company and management of the Company whereby MIG7 subordinated its security interests to the P2Bi Credit Line, and whereby those certain debt holders and management agreed to personal guarantees of specified portions of the P2Bi Credit Line, and (v) Ronco Holdings, Inc. terminated its existing senior secured receivables financing arrangement with Farwest.

Note Issuances

Subsequent to September 30, 2014, the Company has sold approximately $1,285,000 in promissory notes to an accredited investor. The notes are payable on demand and accrue interest at 16%.

Extinguishment of Debt

On January 11, 2015, the Company and Vicis Capital Master Fund, holder of that certain Senior Secured Note dated March 6, 2014 in the original principal amount of $11,000,000 (the “Vicis Note”), entered into a full mutual release of claims, which included the release of the Company’s obligation to pay any amounts due on the Vicis Note, whether principal or interest.

With respect to the third-party debt that was acquired by the Company in May of 2015, a gain on extinguishment of approximately $13,800,000 was recognized.

Asset Disposition

On October 28, 2014, the Company received a cash payment of $3,000,000 under an Asset Purchase Agreement dated October 28, 2014 by and between the Company and a third-party private purchaser, in consideration of the Company’s sale and transfer of its right, title and interest in the domain name www.asseenontv.com and other related assets, contracts and liabilities. The Company also retained the right to certain revenue share payments through December 31, 2014 not to exceed $200,000 in the aggregate. The Company realized $87,500 of revenue share subsequent to the asset disposition.

Default on Securities

On December 10, 2014, the Company received a letter (the “Notice Letter”) from MIG7 Infusion, LLC (“MIG7”), the purchaser from the Company of a secured note in the original principal amount of $10,000,000 pursuant to a note purchase agreement dated April 3, 2014, as amended May 1, 2014 (the “Note Purchase Agreement”). The Notice Letter stated that MIG7 believed the Company to be in default of certain terms of the Note Purchase Agreement. The Company acknowledged the existence of a number of technical events of default under the Note Purchase Agreement, which having remained outstanding for a period of time greater than 30 days, resulted in an increase in the interest payable under the note from 14% to 18% per annum, and further resulting in the right of MIG7 under the Note Purchase Agreement to declare the entire principal balance under the underlying note to be immediately due and owing.

Legal Proceedings

On January 5, 2016 the Company settled an action initially filed in June 2014 by a former employee and director of the Company, in the U.S. District Court for the Eastern District of Pennsylvania based on certain stock options granted to the former employee and other matters relating to the former employee’s dismissal from the Company. The action was filed against the Company and certain of its former executive officers. Without admitting fault, liability or wrongdoing the Company and former employee agreed to settle the action in consideration of the Company tendering $30,000 to the former employee and issuing the former employee 5,000,000 shares of its common stock. In consideration of the cash payment and stock, the former employee released the Company and its affiliates, including but not limited to past and present officers and directors, from all liability relating to the action and from all other potential future claims. A loss contingency in the amount of $80,000 was recognized as of September 30, 2014 in the “Accrued Expenses and Other Current Liabilities” in our Condensed Consolidated Balance Sheets.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 26, 2016, ASTV was sued for an alleged breach of an employment agreement by its former CFO, who resigned in 2014, in an action filed in the Sixth Judicial Circuit in and for Pinellas County, Florida.  The Company has filed a motion to dismiss.  A loss contingency in the amount of $158,000 was recognized as of September 30, 2014 in the “Accrued Expenses and Other Current Liabilities” in our Condensed Consolidated Balance Sheets.

On April 29th, 2016, the Company received notice (but not official service) that Infusion Brands, Inc., its discontinued subsidiary,  may be named as a defendant in Flint v. Infusion Brands, Inc., et al, a purported class action case filed but not yet served in federal court for the Eastern District of Michigan.  The suit alleges that the plaintiff and other similarly situated plaintiffs were damaged when Infusion Brands, Inc. ceased to sell replacement parts and accessories for a former product, the DualTools PS7000, a polisher/sander.  Lowe’s, Inc. has also sought indemnification from Infusion Brands, Inc. for its costs related to the action.  Infusion Brands, Inc., as a discontinued subsidiary, has no assets and no ability to pay any judgment that may be rendered.

Segments

Commencing January 1, 2015, the Company re-organized its business into 5 segments of which 4 are based on sales channel and 1 is based upon corporate financing and management, to better reflect the differing requirements and approaches of the sales efforts and buyers in each of those channels. The 5 segments that management defined were (1) Retail, (2) Live Shopping, (3) Direct Response, (4) International/Royalty and (5) Corporate and Other. Below is a description of each segment.

Retail

The Retail segment includes those sales efforts to and revenue from buyers who resell our products at retail, both physical (brick and mortar) and through their online portals. This segment includes customers such as Walmart, Bed Bath & Beyond, Target, and Home Depot.

Live Shopping

The Live Shopping segment includes those sales efforts to and revenue from customers who operate “Live shopping” channels, both domestic and international. This segment includes customers such as QVC, HSN, Evine, TSC (Canada), and HSE24 (Europe).

Direct Response

The Direct Response segment includes those sales efforts in and revenue from the direct response market. “Direct Response” is the process of advertising directly to customers by purchasing media, whether radio, television or online, then monetizing that media cost by direct sales to such customers prompted by that media, either by telephone or online.

International/Royalty

The International/Royalty segment includes those sales efforts to and revenue from those international (and limited domestic) sales where the Company receives its revenue as a royalty, rather than by selling product directly. The Company’s primary contracts in this area are with Oak Lawn Marketing Incorporated, which distributes the Company’s Ronco brand internationally, and its legacy DualTools and DualSaw brands worldwide.

Corporate and Other

The Corporate segment is responsible for corporate governance, compliance, strategic planning, and debt and equity capital transactions. The Corporate segment also provides funding to other operating segments when needed.

On May 2, 2015, the board of directors of the company, acting by unanimous written consent, expanded the size of the board of directors to 3 members, and added Fredrick Schulman to fill newly-created vacant seat. The board also appointed Mr. Schulman as chairman of audit committee, where he will be the only initial member.

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

Overview

References to “the Company,” “we,” “our” and “us” refer to As Seen on TV, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company is a leading consumer products company that leverages direct response to satisfy unmet market demands and solve everyday problems. We compete in three key product vertical markets — Hardware, Home Goods and eCommerce — with a wide portfolio of revenue-generating brands including Ronco, DualTool®, and DOC Cleaning. With physical offices in North America, Europe and Asia, the Company has worldwide reach and capability. Our products are sold globally through a variety of national retailers, online retailers, catalogs, infomercials, and live shopping channels.

As Seen On TV, Inc. (“ASTV”), previously a direct response and retail marketing company and owner of AsSeenOnTV.com and eDiets.com, effective April 2, 2014, merged with Infusion Brands, Inc (“Infusion’). Under the terms of the merger agreement, ASTV issued 452,960,490 shares of its common stock to Infusion Brands International, Inc. (“IBI”), parent of Infusion, in exchange for all of the shares of Infusion. Following the transaction, IBI became an 85.2% owner of ASTV’s outstanding common shares and 75% owner of the ASTV’s common shares on a fully diluted basis. The merger agreement further provided IBI with the right to appoint a majority of the Company’s Board of Directors. Accordingly, the transaction was accounted for as a reverse acquisition with Infusion becoming the acquirer for accounting purposes and ASTV becoming the accounting acquiree. Concurrent with the April 2, 2014 merger agreement, Infusion assumed all assets and obligations of IBI, including all rights held by IBI under a participation agreement between IBI and secured creditors of Ronco Holdings, Inc. (“Ronco”). From and after that date and until May 31, 2015, Ronco was deemed a Variable Interest Entity (“VIE”) with Infusion being the primary beneficiary. See Note 3 of Part 1 for specifics of the participation agreement and VIE determination. On May 31, 2015, ASTV acquired the remainder of the secured debt of Ronco and 100% of its equity ownership, and therefore from and after May 31, 2015, Ronco is a wholly-owned subsidiary of ASTV.

Ronco Holdings, Inc. is the owner of one of the pre-eminent brands in the history of direct response, Ronco®. With over $2 billion of brand revenues since its inception, Ronco® has over its life brought to market such iconic products as the Ronco Pocket Fisherman™, Ronco Veg-o-Matic®, and the Ronco Showtime® Rotisserie and currently offers products including the Showtime Rotisserie®, E-Z Store Rotisserie®, Ronco Chip-tastic® Microwave Potato Chip Maker, Ronco 5 Minute Pasta Wizard™, Ronco Turbo Dehydrator™, , the award-winning, patented innovation, the Ronco Ready Grill™, and its newest innovation, the Ronco Pizza and More™. Prior to the launch of the Ronco Ready Grill™, Ronco had not developed any significant innovation in over 10 years. The launch of the Ronco Ready Grill™, followed by the Ronco Pizza and More™ has reignited the Ronco® brand. This will accelerate with the addition of more innovative new products going forward, as well as the redesign and reimagination of many classic Ronco products consumers have loved from the past. Management has also segmented Ronco into three distinct brands going forward: Ronco® (household appliances), Ronco Wonder™ (gadgets & cleaning) and Ronco Classics™ (classic, beloved original Ronco products including, but not limited to the Veg-O-Matic® and Pocket Fisherman®) This sub-brand strategy allows Management to both introduce a new and broader range of products under the valuable Ronco® brand umbrella, while still delivering on its core Ronco® brand promise of “Healthy, Delicious Cooking Made Easy™”.

From April 2, 2014 until December 31, 2014, management organized its business into segments based on product verticals. Those product verticals, chosen for their record of success in direct response, were Home Goods, Hardware, eCommerce, and Corporate and Other.

Home Goods

With the acquisition of its interest in Ronco Holdings, Inc. in the first quarter of 2014, the Company entered the Home Goods space through one of the most well known and respected brands in the history of direct response, Ronco®.

In addition to Ronco® in the home goods vertical, the Company has also developed the DOC™ cleaning brand (Your Prescription for Clean™), as well as HomeHero™ (cleaning) and the Infusion Collection (cookware) brands. These brands exist primarily for live shopping distribution, where they have been and continue to be very successful, but also represent an opportunity for both direct response and retail distribution on a product-by-product basis. The Company plans to opportunistically develop or source multiple product offerings for these brands going forward.

Hardware

Building upon Infusion Brands’ success with the iconic DualSaw™ and DualTools™ brands, the Company had developed and marketed additional products including the patented RS1000 and RS1200 DualSaw Reciprocating Saws™, the OS2500 and OS3000 DualSaw Oscillating Saw™, and the PS7000 DualTools Polisher/Sander™,. Those products joined the DualSaw PrecisionCS3000™, DualSaw Everyday CS450™, and DualSaw Destroyer CS650™ in the consumer line, as well as the Professional Series DualSaw CS450s and CS650s. The Company also has additional new hardware, lawn and garden and lithium-ion power tool and hand tool products.

eCommerce

eCommerce includes the monetization of the Company’s eDiets.com and asseenontv.com URLs. Through its eDiets.com asset, management during this time period believed there would be existing and new cross-marketing and synergistic opportunities for development and distribution of health and wellness products, as well as subscription and transactional technology revenues, either alone or with strategic partners. During this time period and until October 28, 2014, the Company also owned the URL asseenontv.com, one of the leading marketplace for products sold in the As Seen On TV category. On October 28, 2014, that URL and associated assets were sold to a third-party private company. Prior to the sale, this URL generated royalty revenue.

Corporate and Other

The Corporate segment is responsible for corporate governance, compliance, strategic planning, and debt and equity capital transactions. The Corporate segment also provides funding to other operating segments when needed.

Commencing January 1, 2015, the Company re-organized its business into 5 segments of which 4 are based on sales channel and 1 is based upon corporate financing and management, to better reflect the differing requirements and approaches of the sales efforts and buyers in each of those channels. The 5 segments that management defined were (1) Retail, (2) Live Shopping, (3) Direct Response, (4) International/Royalty and (5) Corporate and Other. Below is a description of each segment.

Retail

The Retail segment includes those sales efforts to and revenue from buyers who resell our products at retail, both physical (brick and mortar) and through their online portals. Although historically the Ronco brand was sold only through direct response, over the past decade, both Ronco and other similar direct response sellers have received an increasingly large percentage, and in many cases a majority, of their revenue by monetizing the brand and product identities created by direct response advertising through retail sales. The Retail segment is expected to be the largest (in terms of revenue) for the Company for the foreseeable future.

The Company’s customers in the Retail segment include both large retailers, including Walmart, Bed Bath & Beyond, Target, Home Depot and Amazon, and smaller retailers. The customers in the Retail segment purchase goods both for their physical (“brick and mortar”) locations, and for their online portals, which represents a regularly increasing percentage of all the Company’s Retail sales. Management expects continued growth in the Retail segment as additional products are introduced and as additional direct response advertising is run, which supports those sales. Management also expects continued growth of online sales as a percentage of Retail sales, which represents an opportunity for the Company to capture an increasing percentage of those online sales through its own portal, www.ronco.com. Information on this website is not a part of this report.

Management anticipates continued growth in the Retail segment, both from the introduction of existing Ronco products to new retail customers, and from the introduction of new products across all customers.

Live Shopping

The Live Shopping segment includes those sales efforts to and revenue from customers who operate “live shopping” channels, both domestic and international. Live Shopping is most similar to the Company’s historic direct response business, but instead of paying for the media itself and charging the wholesale price direct to the ultimate customer, the Company instead sells the goods at wholesale (as in the Retail segment) to the live shopping channels, and those channels effectively pay the cost of the media time to demonstrate and sell the products. This segment includes customers such as QVC, HSN, Evine, TSC (Canada), and HSE24 (Europe), among others.

Although virtually all of Ronco’s historic products are available to be sold through the Live Shopping segment, the Live Shopping segment also affords the Company the opportunity to source, test, rebrand and sell many other non-core products that happen to fit a desire on the part of one or more live shopping channels based on their particular market research or trend analyses. For those particular sales, the Company may use the Ronco brand, an affiliated brand, one of the Company’s other historic brands (including DualTools or the Infusion Collection), or a one-off brand. These types of products are generally in or very nearly in production when sourced, and therefore are much faster from sourcing to market than newly-designed products.

Management anticipates continued growth in the Live Shopping segment as current products receive continued airings, and as additional products are introduced by Ronco and are sourced and added for the Company’s other brands.

Direct Response

The Direct Response segment includes those sales efforts in and revenue from the direct response market. “Direct Response” is the process of advertising directly to customers by purchasing media, whether radio, television or online, then monetizing that media cost by direct sales to such customers prompted by that media, either by telephone or online.

The Ronco brand was the first direct response brand, and Ron Popeil, its founder, effectively created the direct response market. From its founding through today, the Ronco brand has sold over $2 billion of products through direct response, spending over $500 million on direct response advertising to do so, also creating in the process a lasting brand recognition with consumers. Until 2004, all Ronco products were sold via direct response. Since then, as a result both of the increase of media costs and the proliferation of sales channels (including particularly online), the direct response business has become less profitable viewed alone, but continues to be profitable as part of a strategy which uses direct response to fund all or a portion of its own media costs, and monetizes that media not just through direct response, but also through retail and online sales. This is how management views and approaches direct response, and in that light, continues to view it as a key part of the Company’s overall sales strategy.

Given management’s view of the best use of direct response, it is anticipated that direct response will be used for a relatively small number of the Company’s products in any given year, and only in those situations where the net profit or cost of the direct response campaign, taken as a whole with any associated retail and online sales, meets management’s requirements for an acceptable net margin.

International/Royalty

The International/Royalty segment includes those sales efforts to and revenue from those international (and limited domestic) sales where the Company receives its revenue as a royalty, rather than by selling product directly, resulting in no investment in inventory and very minimal, if any, sales and marketing expense by the Company. The Company’s primary contracts in this area are with Oak Lawn Marketing Incorporated (“OLM”), which distributes the Company’s Ronco and Dual Tools brands internationally.

The Company’s contracts with OLM generally provide that OLM will be directly responsible for all costs of goods and all sales and marketing expenses for its sales, with the Company’s only requirement being to provide those media assets it has on hand, with occasional minimal editing. As a result, the Company views the International/Royalty segment as having the potential for meaningful contribution and growth going forward, particularly since it requires little to no incremental investment over what is already being made to sell products through other channels, and therefore nearly all of the revenue generated is net margin for the Company.

Corporate and Other

The Corporate segment is responsible for corporate governance, compliance, strategic planning, and debt and equity capital transactions. The Corporate segment also provides funding to other operating segments when needed.

The consolidated financial results of the Company for the nine months ended September 30, 2014 include ASTV’s results from April 2, 2014 through September 30, 2014, Infusion’s results from January 1, 2014 to September 30, 2014, and Ronco’s results from March 6, 2014 to September 30, 2014. The prior year results presented are those of Infusion, since they are the accounting acquirer.

Consolidated Results of Operations

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Revenues	$4,024,354	$765,690	$3,258,664	$10,605,601	$9,955,861	$649,740
Cost of revenues	5,141,020	595,979	4,545,041	11,100,277	7,998,801	3,101,476
Gross profit	(1,116,666)	169,711	(1,286,377)	(494,676)	1,957,060	(2,451,736)
Gross profit %	-27.75%	22.16%	-49.91%	-4.66%	19.66%	-24.32%

Operating expenses:
Selling and marketing expenses	730,576	174,863	555,713	1,344,463	351,875	992,588
General and administrative expenses	3,765,144	1,027,498	2,737,646	8,341,287	3,698,924	4,642,363
Impairment loss on goodwill	19,177,171	–	19,177,171	19,177,171	–	19,177,171
Impairment loss on other intangible assets	2,793,415	–	2,793,415	2,793,415	–	2,793,415
Loss from operations	(27,582,972)	(1,032,650)	26,550,322	(32,151,012)	(2,093,739)	(30,057,273)

Other income (expense):
Change in fair value of warrants	(665,733)	–	665,733	1,037,108	–	1,037,108
Loss on inventory deposit	(200,000)	–	200,000	(200,000)	–	200,000
Loss on note receivable	(1,035,256)	–	1,035,256	(1,035,256)	–	1,035,256
Interest income	33,565	–	33,565	70,303	–	70,303
Interest expense	(1,663,199)	(238,185)	1,425,014	(3,294,488)	(238,185)	3,056,303
Other income (expense)	9,292	7,658	1,634	(38,403)	6,229	44,632
Net other income (expense)	(3,521,331)	(230,527)	3,290,804	(3,460,736)	(231,956)	3,228,780

Provision of income taxes	–	–	–	–	–	–

Net loss	(31,104,303)	(1,263,177)	29,841,126	(35,611,748)	(2,325,695)	(33,286,053)
Less: Net loss attributed to noncontrolling interest	17,942,343	–	17,942,343	19,139,054	–	19,139,054
Net loss attributable to As Seen On TV, Inc.	$(13,161,960)	$(1,263,177)	$11,898,783	$(16,472,694)	$(2,325,695)	$14,146,999

Basic and diluted loss per share	$(0.02)	$(0.02)		$(0.04)	$(0.03)

The following discussion of consolidated results of operations and segment results refers to the three and nine mont$11hs ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Consolidated results of operations should be read in conjunction with segment results of operations.

Revenues

The increase in revenue for the three months ended September 30, 2014 mainly relates to an approximate $350,000 increase in Hardware revenue and to the approximate $2,753,000 increase in Home Goods revenue. Of the increase in Home Goods revenue, approximately $1,640,000 is attributable to a DRTV cutlery campaign; the remaining increase is attributable to the VIE acquisition of Ronco.

For the nine month period ended September 30, 2014, Hardware revenue decreased approximately $4,7320,000 due to lower international and domestic retail revenue. The Company’s main international distributor who markets products through DRTV has not re-ordered at the 2013 level, which accounted for a decrease of approximately $4,200,000. Despite this decrease, the Company added approximately $5,038,000 in new Home Goods revenue. Of this new revenue, approximately $1,640,000 is attributable to a domestic DRTV cutlery campaign; the remaining increase is attributable to the VIE acquisition of Ronco.

Cost of revenues

The increase in cost of revenue for the three and nine months ended September 30, 2014 relates to the increase in revenues and the write off of certain inventory as defective, obsolete or slow-moving. During the three and nine months ended September 30, 2014, the Hardware and Home Goods wrote off $633,000 and $161,000 of inventory, respectively.

Gross profit

The decrease in gross profit percentage for the three and nine months ended September 30, 2014 relates to negative margin on Hardware and Home Goods revenue. The Home Goods negative margin was a result of the domestic DRTV cutlery campaign operating at a loss as well as expenses incurred on various DRTV test campaigns. During the three and nine months ended September 30, 2014, the Hardware and Home Goods wrote off $633,000 and $161,000, respectively, of inventory as it was determined defective, obsolete or slow-moving.

Operating expenses

Operating expenses for the three and nine months ended September 30, 2014 mainly increased due to the inclusion of costs from the combination of As Seen on TV, Inc., Infusion Brands, Inc. and Ronco Holdings, Inc. as compared to Infusion Brands, Inc. only in 2013. For the three and nine months ended September 30, 2014, Infusion’s operating expenses increased approximately $1,073,000 and $1,437,000, respectively.

The increase in Infusion’s operating expenses for the three months ended September 30, 2014 is attributable to an approximate increase of $477,000 in selling expenses of which approximately $426,000 relates to the production of various DRTV infomercials. The remaining increase is mainly attributable to the approximate increase of $210,000 in legal and audit professional fees associated with the merger and acquisition as well as an increase of $178,000 in professional fees associated with product research and development.

The increase in Infusion’s operating expenses for the nine months ended September 30, 2014 is attributable to the approximate increase of $665,000 in selling expenses of which approximately $538,000 relates to the production of various DRTV infomercials and approximately $200,000 relates to costs associated with attending various domestic and international tradeshows. The remaining increase is due to legal and audit professional fees associated with the merger and acquisition as well as professional fees associated with product research and development.

ASTV represented approximately $6,775,000 and $7,638,000 of the increase in operating expenses for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2014, ASTV recognized an impairment loss on goodwill of approximately $3,214,000 and an impairment loss of approximately $2,793,000 on other intangible assets.

Ronco represented approximately $17,421,000 and $18,541,000 of the increase in operating expenses for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2014, Ronco recognized an impairment loss on goodwill of approximately $15,963,000.

Loss from operations

The increased loss from operations is largely related to the increases in operating expense and reduction in gross margin as described above.

Net Other (income) expense

The increase in net other expense for the three month period ended September 30, 2014 is due to an increase in interest expense of approximately $1,596,489, an increase in the loss associated with the change in fair value of warrants subject to remeasurement of approximately $666,000, and recognition of a loss of approximately $1,035,000 on a note receivable determined worthless and uncollectible. For the nine month period ended September 30, 2014, the increase in net other expense is due to an increase in interest expense of approximately $3,059,000 and recognition of an approximate loss of $1,035,000 on the aforementioned note receivable offset by an approximate gain of $1,037,000 on the revaluation of said warrants.

The increase in interest expense for both periods was due to the increase in the Company’s notes payable as a result of the reverse merger, VIE acquisition, Assumption Agreement, and new financing issuances.

Net loss

The increase in net loss for the three and nine month periods ended September 30, 2014 resulted from the decreased gross profit and increase in operating expenses, interest expense, and the loss recognized on a note receivable offset by the warrant revaluation gain, as described above.

Net loss attributable to noncontrolling interest

The net loss attributable to noncontrolling interest of approximately $17,942,000 and $19,139,000 for the three and nine month periods ended September 30, 2014 represents 100% of Ronco’s net loss for the same periods.

Net loss attributable to As Seen On TV, Inc.

Net loss for the three and nine months ended September 30, 2014 was primarily due to decreased gross profit, increased operating expenses and interest expense, as described above.

Loss per common share

Loss per share on a basic and diluted basis was $0.01 for the three months ended September 30, 2014. Loss per share on a basic and diluted basis increased $0.01 for the nine months ended September 30, 2014 due to the increase in net loss.

Segment Analysis

Commencing with the reverse merger, the Company organized its business into four operating segments to align its organization based upon the Company’s management structure, products and services offered and funding requirements. The four operating segments that management defined were Hardware, Home Goods, eCommerce, and Corporate and Other. Below is a description of each operating segment.

Hardware

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Revenues	$1,115,815	$765,690	$350,125	$5,223,319	$9,955,861	$(4,732,542)
Cost of revenues	1,914,067	595,979	1,318,088	5,000,084	7,998,801	(2,998,717)
Gross profit	(798,252)	169,711	(967,963)	223,235	1,957,060	(1,733,825)
Gross profit %	-71.54%	22.16%	-93.70%	4.27%	19.66%	-15.38%

Operating expenses:
Selling and marketing expenses	651,396	174,863	476,533	1,016,655	351,875	664,780
General and administrative expenses	1,623,725	1,027,498	596,227	4,470,945	3,698,924	772,021
Loss from operations	(3,073,373)	(1,032,650)	2,040,723	(5,264,365)	(2,093,739)	3,170,626

Other income (expense)
Loss on inventory deposit	(200,000)	–	200,000	(200,000)	–	200,000
Net other income (expense)	(200,000)	–	200,000	(200,000)	–	200,000

Provision for income taxes	–	–	–	–	–	–

Net loss	$(3,273,373)	$(1,032,650)	$2,240,723	$(5,464,365)	$(2,093,739)	$3,370,626

Revenues

The increase in revenue for the three months ended September 30, 2014 is attributable to an increase in product sales through the live shopping revenue. The decrease in revenue for the nine months ended September 30, 2014 relates to approximately $4,200,000 of international sales that occurred in this same period in 2013 that were not replicated in 2014. The decrease in international revenue is due to the Company’s main international distributor not re-ordering comparable levels of product subsequent to September 30, 2013, nor marketing additional products to existing and new markets due to lack of infomercials.

Cost of revenues

During the three and nine month period ended September 30, 2014, the Hardware segment wrote off approximately $925,000 of inventory which was deemed damaged, obsolete or slow-moving. The remaining change in cost of revenue for the three and nine months ended September 30, 2014 relates to the proportional change in revenues.

Gross profit

For the three and nine month period ended September 30, 2014, gross profit percentage was negative. The main reason for this is due to the inventory that was written off on September 30, 2014.

Operating expenses

Operating expenses consist of selling and marketing and general and administrative expenses. Selling and marketing expenses mainly consist of infomercial production costs and expenses related to attendance at various domestic and international tradeshows. For the three months ended September 30, 2014, infomercial production costs increased approximately $473,000 and tradeshow expense increased approximately $199,000, contributing to the overall increase in selling and marketing expenses. For the nine months ended September 30, 2014, infomercial production costs increased approximately $425,000 and tradeshow expense increased approximately $46,000,

General and administrative expenses for the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Employee expenses	$694,745	$650,582	$44,163	$1,973,999	$2,331,326	$(357,327)
Contract labor	63,101	37,126	25,975	162,209	97,205	65,004
Occupancy	104,620	89,256	15,364	285,110	286,565	(1,455)
Depreciation and amortization	17,529	9,916	7,613	46,524	29,854	16,670
Bad debt expense	31,186	4,297	26,889	37,161	4,778	32,383
Legal and accounting professional services	389,685	821	388,864	1,125,166	291,556	833,610
Travel	151,644	143,933	7,711	435,002	377,866	57,136
Insurance	85,692	64,175	21,517	232,772	187,004	45,768
Office related	85,523	27,392	58,131	173,002	92,770	80,232
Total	$1,623,725	$1,027,498	$596,227	$4,470,945	$3,698,924	$772,021

The increase in total general and administrative expenses for the three and nine months ended September 30, 2014 is mainly due to legal and audit professional fees associated with the merger, legal services with respect to intellectual property and professional fees relating to product development.

Net loss

For the three month period ended September 30, 2014, the approximate $2,240,000 increase in net loss is due the increase in cost of sales as a result of the inventory write offs and to the increase in operating expenses discussed above.

For the nine month period ended September 30, 2014, the approximate $2,063,000 increase in net loss is due to less gross profit and increased operating expenses as discussed above.

Home Goods

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2014	2013(1)	(Decrease)	2014	2013(1)	(Decrease)
Revenues	$2,753,173	$–	$2,753,173	$5,038,462	$–	$5,038,462
Cost of revenues	3,206,095	–	3,206,095	6,066,014	–	6,066,014
Gross profit	(452,922)	–	(452,922)	(1,027,552)	–	(1,027,552)
Gross profit %	-16.45%		-16.45%	-20.39%		-20.39%

Operating expenses:
Selling and marketing expenses	79,180	–	79,180	327,708	–	327,708
General and administrative expenses	1,378,948	–	1,378,948	2,250,356	–	2,250,356
Impairment loss on goodwill	15,963,074	–	15,963,074	15,963,074	–	15,963,074
Loss from operations	(17,874,124)	–	17,874,124	(19,568,690)	–	19,568,690

Other income (expense):
Interest expense	(368,269)	–	368,269	(851,419)	–	851,419
Other income (expense)	–	–	–	–	–	–
Net other income (expense)	(368,269)	–	368,269	(851,419)	–	851,419

Income tax provision	–	–	–	–	–	–

Net loss	$(18,242,393)	$–	$18,242,393	$(20,420,109)	$–	$20,420,109

(1) Segment operations began March 6, 2014.

Revenues

Revenues consist of product sales. Product sales are made through a combination of distribution channels.

Cost of Revenues

Cost of revenues mainly include product cost, TV advertising, shipping, telemarketing, fulfillment and commissions. For the three months ended September 30, 2014, product cost, TV advertising and shipping made up most of the cost of sales in the amount of approximately $1,138,000, $1,103,000 and $392,000, respectively. For the nine months ended September 30, 2014, these costs were approximately $2,100,000, $2,420,000 and $703,000, respectively.

Gross Profit

Gross profit for the Home Goods segment was negative for the three and nine months ended September 30, 2014 due to the Company spending considerable amounts on DRTV advertising for its main cutlery campaign as well as various other product test campaigns. Advertising expense for the three and nine months ended September 30, 2014 was approximately $1,103,000 and $2,400,000, respectively. This substantial advertising offset the margin on sales made through other sales channels. In addition, the Home Goods segment wrote down approximately $159,000 of obsolete or slow moving inventory for the three and nine month period ended September 30, 2014.

Operating Expenses

Operating expenses consist of selling and marketing and general and administrative expenses. Selling and marketing expenses mainly consist of professional fees associated with sales consulting, product development and public relations. General and administrative expenses for the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee expenses	$417,823	$–	$876,669	$–
Occupancy	144,106	–	278,322	–
IT services	42,702	–	89,218	–
Depreciation and amortization	53,792	–	147,829	–
Bad debt expense	612,487	–	612,486	–
Legal and accounting professional services	62,540	–	143,650	–
Travel	18,850	–	70,159	–
Other	26,648	–	32,023	–
	$1,378,948	$–	$2,250,356	$–

The Home Goods segment recognized an impairment loss on goodwill in the amount of approximately $15,963,000.

Net other expense

Net other expense is mainly interest expense attributable to debt balances of the Company’s VIE.

eCommerce

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2014	2013(1)	(Decrease)	2014	2013(1)	(Decrease)
Revenues	$155,366	$–	$155,366	$343,820	$–	$343,820
Cost of revenues	20,858	–	20,858	34,179	–	34,179
Gross profit	134,508	–	134,508	309,641	–	309,641
Gross profit %	86.57%		86.57%	90.06%		90.06%

Operating expenses:
General and administrative expenses	767,853	–	767,853	1,630,147	–	1,630,147
Impairment loss on goodwill	3,214,097	–	3,214,097	3,214,097	–	3,214,097
Impairment loss on other intangible assets	2,793,415	–	2,793,415	2,793,415	–	2,793,415
Loss from operations	(6,640,857)	–	6,640,857	(7,328,018)	–	7,328,018

Income tax provision	–	–	–	–	–	–

Net loss	$(6,640,857)	$–	$6,640,857	$(7,328,018)	$–	$7,328,018

(1) Segment operations began April 2, 2014.

Revenues

eCommerce operations commenced with the completion of the reverse acquisition. Revenues in this segment reflect royalties earned under a contractual relationship related to our As Seen On TV.com URL website and subscription web-based diet and wellness revenue related to our eDiets.com URL. The subscription revenue is generated from monthly billings to our customers’ credit cards providing them with access to diet and/or wellness related resources and content.

Royalty revenue for the three and nine month periods ended September 30, 2014 was approximately $90,000 and $181,000, respectively. Royalty fees will no longer be generated subsequent to the October 28, 2014 sale of As Seen On TV.com URL.

Subscription based revenue for the three and nine month periods ended September 30, 2014 was approximately $55,000 and $150,000, respectively. This revenue is expected to decline as the membership base runs off due to lack of available resource investment in customer acquisition and content development.

Cost of revenues

Cost of revenues in the eCommerce segment consists primarily of web-site related fees, hosting fees and dietary consulting services.

Operating expenses

Operating expenses of the eCommerce segment consist of general and administrative expenses mainly comprised of administrative salaries, professional fees, insurance costs and intangible asset amortization. During the three and nine month period ended September 30, 2014, the eCommerce segment recognized an impairment of approximately $3,214,000 on its goodwill and an impairment of approximately $2,793,000 on other intangible assets.

Corporate and Other

	For the Three Months Ended September 30,		Increase	For the Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Revenues	$–	$–	$–	$–	$–	$–
Operating expenses	–	–	–	–	–	–
Loss from operations	–	–	–	–	–	–

Other income (expense):
Change in fair value of warrants	(665,733)	–	665,733	1,037,108	–	1,037,108
Interest income	65,172	–	65,172	118,881	–	118,881
Interest expense	(1,326,537)	(238,185)	1,088,352	(2,491,647)	(238,185)	2,253,462
Loss on note receivable	(1,035,256)	–	1,035,256	(1,035,256)	–	1,035,256
Other income (expense)	14,674	7,658	7,016	(28,342)	6,229	34,571
Net other income (expense)	(2,947,680)	(230,527)	2,717,153	(2,399,256)	(231,956)	2,167,300

Income tax provision	–	–	–	–	–	–

Net loss	$(2,947,680)	$(230,527)	$2,717,153	$(2,399,256)	$(231,956)	$2,167,300

 Revenues

The Corporate segment is a cost center and consequently does not generate revenues.

Net Other (income) expense

As a result of notes payable increasing by approximately $35,000,000, interest expense increased approximately $1,260,000 and $2,256,000 for the three and nine month period ended September 30, 2014, respectively. The increase in notes payable is due to the debt assumed via the reverse merger, VIE acquisition, Assumption Agreement and new financing issuances.

The Corporate segment also recognized a loss of approximately $666,000 and a gain of approximately $1,037,000 on the change in fair value of warrants subject to remeasurement for the three and nine month period ended September 30, 2014, respectively. Changes in the share price of ASTV common stock was the most significant fair value input that contributed to such gain and loss.

An approximate loss of $1,035,000 was recognized on a note receivable and it’s accrued interest during three and nine month period ended September

Net loss

The increase in the net loss for the Corporate segment for the three month period ended September 30, 2014 is attributable to an increase of approximately $1,260,000 in interest expense, to an approximate $1,035,000 loss recognized on a note receivable, and to a loss of approximately $666,000 in the change in fair value of warrants subject to remeasurement. For the nine month period ended September 30, 2014, the increase in net loss is attributable to the increase of approximately $2,256,000 in interest expense and an approximate loss of $1,035,000 recognized on a note receivable offset by an approximate gain of $1,037,000 recognized on the revaluation of the warrants.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2014.

Liquidity and Capital Resources

We reported a net loss of approximately $35,612,000 for the nine month period ended September 30, 2014. At September 30, 2014, we had a working capital deficit of approximately $31,450,000, an accumulated deficit of approximately $44,164,000 and cash used in operations for the nine months ended September 30, 2014 of approximately $7,697,000. Based on our recurring losses from operations and negative cash flows from operations, these factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

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

During the reporting period, we utilize an accounts receivable and purchase order financing agreement to generate cash flow to fund inventory purchases and operations. We are able to obtain cash advances from 75% to 80% of qualified accounts receivable balances assigned up to an amount of $4,000,000.

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

The following table summarizes our cash flows for the nine month periods ended September 30, 2014 and 2013.

	September 30, 2014	September 30, 2013
Net cash used in operating activities	$(7,696,586)	$(2,359,277)
Net cash used in investing activities	(109,713)	–
Net cash provided by financing activities	7,813,084	2,070,581
Net increase (decrease) in cash	$6,785	$(288,696)

The approximate $5,337,000 increase in net cash used in operations is primarily attributable to operational losses, growth in inventory, deposits on inventory and prepaid expenses.

The approximate $109,000 increase in net cash provided by investing activities predominately represents purchases of property and equipment.

The approximate $5,742,000 increase in cash provided by financing activities is related to the aforementioned April 2014 senior secured promissory note and a decrease in net payments made on our accounts receivable factoring arrangement.

A summary of future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year from September 30, 2014 are as follows:

Year 1	$367,460
Year 2	404,199
Year 3	154,600
Year 4	22,750
$949,009

The following is a consolidated schedule of the future payments subsequent to September 30, 2014 required under notes payable.

2015	$23,706,784
2016	11,221,562
2017	—
2018	3,770,000
Thereafter	—
$38,698,346

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our current chief executive officer who serves as our principal executive officer, and current principal financial and accounting officer, required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2014. Based on this evaluation our chief executive officer concluded that our disclosure controls and procedures were not effective at September 30, 2014 so as to ensure that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, process, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosures due to the existence of material weaknesses.

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

Changes in Internal Controls over Financial Reporting

During the period covered by this report there have been material changes in our internal control over financial reporting as defined in Rule 13a-15(f). These changes have resulted from the significant increase in controls necessary to properly oversee our control and reporting obligations resulting from the recognition of a material Variable Interest Entity in March 2014 and the reverse acquisition transaction completed in April 2014. Both of these entities were non reporting companies prior to the transactions. As part of our remediation efforts, the Company has begun standardizing our internal reporting systems and has begun implementing internal controls. The Company will need significant investment in order to implement a Company-wide improvement and remediation program.

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

On July 17, 2014, Ronco settled a pending lawsuit filed in the 261st Judicial District in Travis County, Texas relating to a claim for breach of contract arising from the failure of Ronco to pay for goods tendered. The amount sought in the lawsuit was approximately $258,000, and Ronco had asserted various counterclaims. However, Ronco agreed to make an immediate $70,000 settlement payment to avoid lengthy and costly litigation.

On February 26, 2016, ASTV was sued for an alleged breach of an employment agreement by its former CFO, who resigned in 2014, in an action filed in the Sixth Judicial Circuit in and for Pinellas County, Florida.  The Company has filed a motion to dismiss.

On April 29th, 2016, the Company received notice (but not official service) that Infusion Brands, Inc., its discontinued subsidiary,  may be named as a defendant in Flint v. Infusion Brands, Inc., et al, a purported class action case filed but not yet served in federal court for the Eastern District of Michigan.  The suit alleges that the plaintiff and other similarly situated plaintiffs were damaged when Infusion Brands, Inc. ceased to sell replacement parts and accessories for a former product, the DualTools PS7000, a polisher/sander.  Lowe’s, Inc. has also sought indemnification from Infusion Brands, Inc. for its costs related to the action.   Infusion Brands, Inc., as a discontinued subsidiary, has no assets and no ability to pay any judgment that may be rendered.

On January 5, 2016 the Company settled an action initially filed in June 2014 by a former employee and director of the Company, in the U.S. District Court for the Eastern District of Pennsylvania based on certain stock options granted to the former employee and other matters relating to the former employee’s dismissal from the Company. The action was filed against the Company and certain of its former executive officers. Without admitting fault, liability or wrongdoing the Company and former employee agreed to settle the action in consideration of the Company tendering $30,000 to the former employee and issuing the former employee 5,000,000 shares of its common stock. In consideration of the cash payment and stock, the former employee released the Company and its affiliates, including but not limited to past and present officers and directors, from all liability relating to the action and from all other potential future claims.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None during the time period covered by this report. Please see “Defaults on Securities” within Note 18 of Part 1 above for a discussion of defaults during subsequent periods.

ITEM 4. MINE SAFETY DISCLOSURES

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

Date: May 9, 2016

As Seen On TV, Inc.

/s/ Shadron Stastney
Shadron Stastney
Chief Executive Officer (Principal Executive Officer)

/s/ Jason Post
Jason Post
Principal Financial Officer
(Principal Financial Officer)

