Form 10-KT
period 2014-12-31
As Seen On TV, Inc.
filed 2016-09-01
CIK 1432967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KT

(MARK ONE)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED

OR

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM January 1, 2014 TO December 31, 2014

COMMISSION FILE NUMBER: 000-53539

As Seen On TV, Inc.
(Exact name of registrant as specified in its charter)

Florida	80-0149096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15505 Long Vista Drive, Suite 250, Austin, Texas	78728
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:	(512) 238-1336

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NOT APPLICABLE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes      ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes      ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐  Yes    ☑  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $4,714,000 on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 542,815,115 shares of common stock are issued and outstanding as of August 8, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-KT (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Transition Report on Form 10-KT includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

•	failure to achieve the expected benefits of the merger with Infusion Brands, Inc. and the acquisition of the remaining interests in Ronco Holdings, Inc.,
•	failure to achieve or sustain profitability,
•	our history of losses,
•	the payment of registration rights penalties which will reduce our cash,
•	risks associated with the direct response television industry,
•	risks associated with the retail small kitchen appliance industry,
•	failure of manufacturers and services providers to deliver products or provide services in a cost effective and timely manner,
•	product liability claims,
•	lack of intellectual property protection for “As Seen On TV”,
•	our failure to develop, find or market new products,
•	changing consumer preferences,
•	adequate protection of confidential information,
•	potential litigation from competitors and health related claims from customers,
•	a limited market for our common stock,
•	the application of “penny stock” rules to trading in our common stock,
•	market overhang and volatility in the trading price of our common stock, and
•	terms of securities issued in prior transactions which may be dilutive to our shareholders and cause us to incur non-cash expenses and gains.

You should read thoroughly this Transition Report on Form 10-KT and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including, but not limited to, those made in Part I of this Transition Report on Form 10-KT under “Item 1A. Risk Factors.” Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this Transition Report on Form 10-KT, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this Transition Report on Form 10-KT the terms “ASTV,” the “Company,” “we,” “our,” “us,” and similar terms refers to As Seen On TV, Inc., a Florida corporation, and our subsidiaries, including eDiets.com, Inc., a Delaware corporation (“eDiets”), TV Goods, Inc., a Florida corporation and Tru Hair, Inc., a Florida corporation. Subsequent to April 2, 2014, the Company also owns a 100% interest in Infusion Brands, Inc., a Nevada corporation, and Ronco Holdings, Inc. as a VIE (as defined below). In addition, “fiscal 2013” refers to the year ended December 31, 2013, “fiscal 2014” refers to the year ended December 31, 2014 and “fiscal 2015” refers to the year ending December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our websites including but not limited to www.ronco.com are not part of this Transition Report on Form 10-KT.

ii

PART I

ITEM 1. BUSINESS.

Overview

References to “the Company,” “we,” “our” and “us” refer to As Seen on TV, Inc (“ASTV”) and its consolidated subsidiaries as a whole, unless the context otherwise requires. ASTV, previously a direct response and retail marketing company and owner of AsSeenOnTV.com and eDiets.com, effective April 2, 2014, merged with Infusion Brands, Inc (“Infusion’). Under the terms of the merger agreement, ASTV issued 452,960,490 shares of its common stock to Infusion Brands International, Inc. (“IBI”), parent of Infusion, in exchange for all of the shares of Infusion. Following the transaction, IBI became an 85.2% owner of ASTV’s outstanding common shares and 75% owner of the ASTV’s common shares on a fully diluted basis. The merger agreement further provided IBI with the right to appoint a majority of the Company’s Board of Directors. Accordingly, the transaction was accounted for as a reverse acquisition with Infusion becoming the acquirer for accounting purposes and ASTV becoming the accounting acquiree. As such, the financial statements of Infusion Brands, Inc. are treated as the historical financial statements of the Company, with the results of ASTV being included from April 2, 2014 and thereafter. For the periods prior to the closing of the reverse acquisition our discussion below relates to the historical business and operations of Infusion. Concurrent with the April 2, 2014 merger agreement, Infusion assumed all assets and obligations of IBI, including all rights held by IBI under a participation agreement between IBI and secured creditors of Ronco Holdings, Inc. (“Ronco”). From and after that date and until May 31, 2015, Ronco was deemed a Variable Interest Entity (“VIE”) with Infusion being the primary beneficiary. Therefore, the results of Ronco are included in the consolidated financial statements from March 6, 2014 and thereafter. See Note 3 to the consolidated financial statements for specifics of the participation agreement and VIE determination. On May 31, 2015, ASTV acquired the remainder of the secured debt of Ronco and 100% of its equity ownership, and therefore from and after May 31, 2015, Ronco is a wholly-owned subsidiary of ASTV.

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

Ronco Holdings, Inc. is the owner of one of the pre-eminent brands in the history of direct response, Ronco®. With over $2 billion of brand revenues since its inception, Ronco® has over its life brought to market such iconic products as the Ronco Pocket Fisherman™, Ronco Veg-o-Matic®, and the Ronco Showtime® Rotisserie and currently offers products including the Showtime Rotisserie®, E-Z Store Rotisserie®, Ronco Chip-tastic® Microwave Potato Chip Maker, Ronco 5 Minute Pasta Wizard™, Ronco Turbo Dehydrator™, , the award-winning, patented innovation, the Ronco Ready Grill™, and its newest innovation, the Ronco Pizza and More™. Prior to the launch of the Ronco Ready Grill™, Ronco had not developed any significant innovation in over 10 years. The launch of the Ronco Ready Grill™, followed by the Ronco Pizza and More™ has reinvigorated the Ronco® brand. This will accelerate with the addition of more innovative new products going forward, as well as the redesign and reimagination of many classic Ronco products consumers have enjoyed from the past. Management has also segmented Ronco into three distinct brands going forward: Ronco® (household appliances), Ronco Wonder™ (gadgets & cleaning) and Ronco Classics™ (classic, beloved original Ronco products including, but not limited to the Veg-O-Matic® and Pocket Fisherman®) This sub-brand strategy allows Management to both introduce a new and broader range of products under the valuable Ronco® brand umbrella, while still delivering on its core Ronco® brand promise of “Healthy, Delicious Cooking Made Easy™”.

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

Home Goods

With the acquisition of its interest in Ronco Holdings, Inc. in the first quarter of 2014, the Company entered the Home Goods space through one of the most well-known and respected brands in the history of direct response, Ronco®.

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

Revenue of this segment represents approximately 61% of total consolidated revenue for the year ended December 31, 2014.

Hardware

Building upon Infusion Brands’ success with the iconic DualSaw™ and DualTools™ brands, the Company had developed and marketed additional products including the patented RS1000 and RS1200 DualSaw Reciprocating Saws™, the OS2500 and OS3000 DualSaw Oscillating Saw™, and the PS7000 DualTools Polisher/Sander™. Those products joined the DualSaw PrecisionCS3000™, DualSaw Everyday CS450™, and DualSaw Destroyer CS650™ in the consumer line, as well as the Professional Series DualSaw CS450s and CS650s. The Company also has additional new hardware, lawn and garden and lithium-ion power tool and hand tool products.

Revenue of this segment represents approximately 37% of total consolidated revenue for the year ended December 31, 2014.

eCommerce

eCommerce includes the monetization of the Company’s eDiets.com and asseenontv.com URLs. Through its eDiets.com asset, management believed there would be existing and new cross-marketing and synergistic opportunities for development and distribution of health and wellness products, as well as subscription and transactional technology revenues, either alone or with strategic partners. Through October 28, 2014, the Company also owned the URL asseenontv.com, one of the leading marketplace for products sold in the As Seen On TV category. On October 28, 2014, that URL and associated assets were sold to a third-party private company for net cash proceeds of $3,000,000. Prior to the sale, this URL generated royalty revenue.

Revenue of this segment represents approximately 3% of total consolidated revenue for the year ended December 31, 2014.

Corporate and Other

The Corporate segment is responsible for corporate governance, compliance, strategic planning, and debt and equity capital transactions. The Corporate segment also provides funding to other operating segments when needed.

Commencing January 1, 2015, the Company re-organized its business into five segments of which four are based on sales channel and one is based upon corporate financing and management, to better reflect the differing requirements and approaches of the sales efforts and buyers in each of those channels. The five segments that management defined were (1) Retail, (2) Live Shopping, (3) Direct Response, (4) International/Royalty and (5) Corporate and Other. Below is a description of each segment.

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

The Ronco brand was the first direct response brand, and Ron Popeil, its founder, effectively created the direct response market. From its founding through today, the Ronco brand has sold over $2 billion of products through direct response, spending over $500 million on direct response advertising to do so, also creating in the process a lasting brand recognition with consumers. Until 2004, all Ronco products were sold via direct response. Since then, as a result both of the increase of media costs and the proliferation of sales channels (including particularly online), the direct response business has become less profitable viewed alone, but continues to be profitable as part of a strategy which uses direct response to fund all or a portion of its own media costs, and monetizes that media not just through direct response, but also through retail and online sales. This is how current management views and approaches direct response, and in that light, continues to view it as a key part of the Company’s overall sales strategy.

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

The consolidated financial results of the Company for the year ended December 31, 2014 include ASTV’s results from April 2, 2014 through December 31, 2014, Infusion’s results from January 1, 2014 to December 31, 2014, and Ronco’s results from March 6, 2014 to December 31, 2014. The prior year results presented are those of Infusion, since they are the accounting acquirer.

Product development and marketing

We both develop products internally and source products externally (typically with some minor additional internal development). For our internally-developed products, we incur expenses for product research and development, including design engineering, prototyping, testing, manufacturing implementation and oversight, packaging and packaging design, among others. For our externally sourced products, our involvement with product development varies based upon the market-readiness of the product when sourced. Our involvement therefore varies from branding and marketing for completely market-ready products to some level of re-design and product development for others. In the case of externally-sourced products, we typically attempt to negotiate exclusive marketing rights.

We market both our internally sourced and externally sourced products through some combination of direct response television, traditional television advertising, and social media marketing, among others. In the case of those products sold through our home shopping segment, that medium serves as its own marketing channel.

Supply and distribution

We typically work with third party suppliers and manufacturers on a per order or per item basis. In the event that a manufacturer is unable to meet supply or manufacturing requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. In most cases, alternative sources are readily available and we have established working relationships with several third party distributors, suppliers and manufacturers. We also rely on third party carriers for product shipments, including shipments to and from our distribution facilities and customer distribution facilities.

Industry

The retail kitchen appliance, home shopping kitchen appliance and direct response industries in the U.S. are large, and each continues to grow. In addition to potentially benefitting from that market growth, we believe the Company’s existing products offer compelling value propositions, and we believe the market will continue to be available for new product innovations that either meet an unmet consumer need or provide a more compelling value proposition than those competing products already in the market.

Competition

The retail kitchen appliance industry is very large, and made up of many very large and profitable companies, many of whose products compete directly or indirectly with those of the Company, and with those the Company will introduce in the future. Many of those competitors are larger and have greater financial resource than we do, and may be able to devote greater resources for the development and promotion of their products than we can. We believe the principal competitive factors in this area to be product quality, product price and product exposure.

The home shopping kitchen appliance industry is large, and made up of many other large and profitable companies, many of whose products compete directly or indirectly with those of the Company to be granted television air time on the various home shopping channels, both domestically and abroad. Many of those competitors are larger and have greater financial resource than we do, and may be able to devote greater resources for the development of their products than we can. We believe the principal competitive factors in this area to be product innovation, product quality, and product price.

The direct response marketing industry is a large, fragmented and competitive industry. The United States direct response marketing industry has a diverse set of channels, including direct mail, telemarketing, television, radio, newspaper, magazines and others. The list of market leaders fluctuates constantly, and many groups with no previous experience in direct response enter and leave the business constantly. We believe the principal competitive factors in direct response marketing include brand recognition and authenticity, product innovation, product quality and product price.

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

Among others, we have received U.S. trademark registration with the United States Patent and Trademark Office (the USPTO) for U.S. trademarks for Ronco®, But Wait There’s More®, Veg-O-Matic®, Slice-O-Matic®, Chop-O-Matic®, EZ Store® Pocketfisherman®, DOC®, D.O.C. Your Prescription for Clean® and have received or licensed U.S. and international patents on those of our internally-developed products where we deem such protection important.

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

In addition to www.ronco.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Government regulation

The Company is subject to numerous federal, state and foreign health, safety and environmental regulations. The Company’s management believes the impact of expenditures to comply with such laws will not have a material adverse effect on the Company.

As a marketer and distributor of consumer products, the Company is subject to the Consumer Products Safety Act and the Federal Hazardous Substances Act, which empower the U.S. Consumer Product Safety Commission (“CPSC”) to seek to exclude products that are found to be unsafe or hazardous from the market. Under certain circumstances, the CPSC could require the Company to repair, replace or refund the purchase price of one or more of the Company’s products, or the Company may voluntarily do so.

Throughout the world, electrical appliances are subject to various mandatory and voluntary standards, including requirements in some jurisdictions that products be listed by Underwriters’ Laboratories, Inc. (“UL”) or other similar recognized laboratories. The Company often uses third parties for certification and testing of compliance with UL standards, as well as other nation- and industry-specific standards. The Company endeavors to have its products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the "Dodd-Frank Act") requires public companies to disclose whether certain minerals, commonly known as "conflict minerals," are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo ("DRC") or an adjoining country. The ongoing implementation of these disclosure requirements by the Company could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components that may from time to time be used in the Company's products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules requires expenditures of resources and management attention, regardless of the results of the investigation.

With respect to the Company’s online retail sales and direct response segment, there are an increasing number of laws and regulations being promulgated by the United States government, governments of individual states and governments overseas that pertain to the Internet and doing business online. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations have been or may be adopted with respect to the Internet relating to:

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

Employees

At June 3, 2016, we employed 21 full-time employees of which 5 are senior management. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes. On December 15, 2014, the Company undertook a reduction in force that eliminated 7 full time employees. On January 12, 2015, the Company further reduced its work force by eliminating 9 full time employees. The terminated employees were generally offered full pay and benefits for one month from the date of termination, and the agreements generally contained a full release of claims by the terminated employees, as well as other standard provisions.

ITEM 1A. RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this Annual Report on Form 10-KT before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

Our auditors have reported that there are substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $49.6 million as of December 31, 2014. At December 31, 2014, we had a working capital deficit of approximately $35.5 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues and/or reducing our operating expenses. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we would be required to raise additional debt or equity financing. Such financing, if available, may dilute our shareholders’ ownership interest in our Company. If we raise capital in the future by issuing additional securities, shareholders may experience dilution and a decline in the value of their shares of our common stock.

We need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We will require additional capital to fund our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

There are no assurances we will realize the anticipated benefits of our reorganization.

Effective May 2015 Ronco became our wholly owned subsidiary and in June 2015 we ceased operations of all of our other subsidiaries. The future success of ASTV and Ronco will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining ASTV and Ronco. We are in the early stages of integrating and Ronco’s operations into our historical operations. The integration of the three companies will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. In addition, we may not achieve anticipated synergies or other benefits of the mergers. The combined company may encounter the following difficulties, costs and delays involved in integrating these operations:

•	failure to integrate both companies’ businesses and operations;
•	failure to successfully manage relationships with customers and other important relationships;
•	failure of customers to continue using the services of the combined company;
•	difficulties in successfully integrating the management teams and employees of our company and Infusion;
•	challenges encountered in managing larger operations;
•	the loss of key employees;
•	failure to manage the growth and growth strategies of both companies;
•	diversion of the attention of management from other ongoing business concerns;
•	potential incompatibility of technologies and systems;
•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the mergers; and
•	potential incompatibility of business cultures.

If the combined company’s operations do not meet the expectations of the pre-existing customers of our companies before, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition. If the management team is not able to develop strategies and implement a business plan that successfully addresses these difficulties, we may not realize the anticipated benefits of combining the companies. In particular, we are likely to realize lower earnings per share, which may have an adverse impact on our Company and the market price of our common stock.

We may never achieve or sustain profitability.

We may continue to incur losses as we attempt to develop and expand our operations and to market and sell our products. We acquired Ronco in part because of expected synergies, including operating a larger entity with greater critical mass of product development, sourcing and marketing which could reduce the cost of goods sold for the combined company and lower expenses due to an elimination in certain duplicate administrative costs, such as finance, legal, and marketing. There are no assurances; however, these expected cost savings will materialize. While we expect that our revenues will increase following the combination as a result of consolidating Ronco’s results of operations with ours, because of the uncertainty regarding the scope of increased revenues and expected cost savings, there are no assurances that we will ever achieve or sustain profitability.

We have reported operational losses since inception, Ronco has a history of losses, and we cannot anticipate with any degree of certainty what our revenues will be in future periods.

At June 30, 2016, we had a cash balance of approximately $167,000, a working capital deficit of approximately $27.5 million, and an accumulated deficit of approximately $49.5 million. Even if we are able to substantially increase revenues and reduce operating expenses following the acquisition of Ronco, we may need to raise additional capital. In order to continue operating, the combined company may need to obtain additional financing, either through borrowings, public offerings, private offerings, or some type of business combination, such as a merger, or buyout, and there can be no assurance that we will be successful in such pursuits. In the past, we have actively pursued a variety of funding sources including private offerings and have consummated certain transactions in order to address their respective capital requirements. However, we may be unable to acquire the additional funding necessary to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell one or more lines of business or all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

We have $12,676,193 principal amount Senior Secured Note which matures on April 3, 2017, unless accelerated by an event of default, and we may not have available capital to satisfy such note when it becomes due.

The Senior Secured Note which matures on April 3, 2017 is collateralized by all of our assets. We currently do not have sufficient cash to satisfy the note when it becomes due, either through the occurrence and declaration of an event of default prior to maturity or at maturity, and there are no assurances we will be able to raise the funds if necessary. If unable to pay note when it becomes due, it is possible lender may foreclose upon all of our assets.

We have to satisfy registration rights provisions under a 2010 Private Placement and we are obligated to make pro rata payments to the subscribers of the 2010 Private Placement in an amount equal to the aggregate amount of $156,000.

Under the terms of a private placement conducted in 2010, we provided that we would use our best reasonable effort to cause a registration statement to become effective within 180 days of the termination date of the offering. We failed to comply with the registration rights provision and are obligated to make pro rata payments to the subscribers under the private placement in an amount equal to the aggregate amount of $156,000. The payment of this amount remains due and, when and if paid, will reduce our available cash and could adversely impact funds available for operations.

Our operations are subject to the general risks of the direct response television industry including product liability claims, the amounts of which could exceed our insurance coverage.

Our operations could be impacted by both genuine and fictitious claims regarding products we develop and market. We could potentially suffer losses from a significant product liability judgment against us. Any such significant product liability judgment could also result in a loss of consumer confidence in our products as well as an actual or perceived loss of value of our brand, materially impacting consumer demand. Although we carry a limited amount of product liability insurance, the amount of liability from product liability claims may exceed the amount of any insurance proceeds received by us. If we should be required to pay a product liability claim in excess of our insurance coverage, our working capital would be adversely impacted in future periods.

Our business would be harmed if manufacturers and service providers are unable to deliver products or provide services in a timely and cost effective manner, or if we are unable to timely fulfill orders.

We do not have any long-term contracts with manufacturers, suppliers or other service providers for our products. If any manufacturer or supplier is unable, either temporarily or permanently, to manufacture or deliver products or provide services to us in a timely and cost effective manner, it could have an adverse effect on our financial condition and results of operations. Our ability to provide effective customer service and efficiently fulfill orders for merchandise depends, to a large degree, on the efficient and uninterrupted operation of the manufacturing and related call centers, distribution centers, and management information systems, some of which are run by third parties. Any material disruption or slowdown in manufacturing, order processing or fulfillment systems resulting from strikes or labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, adverse weather conditions or comparable events could cause delays in our ability to receive and fulfill orders and may cause orders to be lost or to be shipped or delivered late. As a result, these disruptions could adversely affect our financial condition or results of operations in future periods.

We are not affiliated with any of the “As Seen On TV” or “Seen On TV” retail stores and “As Seen On TV” and “Seen On TV” are not subject to trademark protection and therefore have been, and will continue to be used by third parties, including online and retail applications with no connections, nor benefits, to our Company.

We are not affiliated with any of the “As Seen On TV” or “Seen on TV” retail stores. While we rely on “As Seen On TV” and “Seen On TV” for name recognition and marketing, such terms are not subject to trademark registration or common law protection. Therefore, our competitors have, and will continue to use such terms in the market. We do not own or operate the “asseenontv” web domain. The inability to register the terms may subject our Company to negative public perception in the event that one of our competitors sells or distributes a negatively received product under an “As Seen On TV” or “Seen On TV” label. Furthermore, the inability to register “As Seen On TV” or “Seen On TV” may prevent us from developing a unique brand that exclusively benefits our Company.

We may not be successful in finding or marketing new products. Our financial performance is dependent on the disproportionate success of a small group of products.

Our business, operations and financial performance depends on our ability to develop, attract and market new products on a consistent basis. In both the retail and direct marketing industries, the average product life cycle varies from six months to four years, based on numerous factors, including competition, product features, distribution channels utilized, cost of goods sold and effectiveness of advertising. Less successful products have shorter life cycles. In the case of products which we market but have not developed, there can be no assurance that we will be successful in acquiring the rights to the products we believe could be most successful. There can be no assurance that chosen products will generate sufficient revenues to justify the acquisition and marketing costs. In addition, our business and results of operations is dependent on the disproportionate success of a small group of products, some of which we do not produce or manufacture. It is likely that the majority of the products we market may fail to generate significant revenues. Furthermore it is likely we will market more products which fail to generate significant revenues as opposed to products which generate significant revenues. Our sales and profitability has been in the past and will continue to be in the future adversely affected if we are unable to develop a sufficient number of successful products.

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

The increased security risks of online commerce and advertising may cause us to incur significant expenses and may negatively impact our credibility and business.

A significant prerequisite of online commerce, advertising, and communications is the secure transmission of confidential information over public networks. Concerns over the security of transactions conducted on the Internet, consumer identity theft and user privacy have been significant barriers to growth in consumer use of the Internet, online advertising, and e-commerce. A significant portion of our sales is billed directly to our customers' credit card accounts. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information. Despite our implementation of security measures, however, our computer systems may be potentially susceptible to electronic or physical computer break-ins, viruses and other disruptive harms and security breaches. Any perceived or actual unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our network by an unauthorized party, employee theft or misuse, or otherwise, could harm our reputation and brands, substantially impair our ability to attract and retain our audiences, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and operating results. If consumers experience identity theft after using any of our websites, we may be exposed to liability, adverse publicity and damage to our reputation. To the extent that identity theft gives rise to reluctance to use our websites or a decline in consumer confidence in financial transactions over the Internet, our businesses could be adversely affected. Alleged or actual breaches of the network of one of our business partners or competitors whom consumers associate with us could also harm our reputation and brands. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. For example, California law requires companies that maintain data on California residents to inform individuals of any security breaches that result in their personal information being stolen. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Internet fraud has been increasing over the past few years, and fraudulent online transactions, should they continue to increase in prevalence, could also adversely affect the customer experience and therefore our business, operating results and financial condition.

RISKS RELATED TO OUR SECURITIES

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

Our common stock is quoted on the OTC Markets which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

As a former shell company, our shareholders may not be able to rely upon Rule 144 for the resale of their shares.

In general, Rule 144 requires restricted securities to be held for a particular length of time and prescribes the conditions which must be satisfied prior to the sale of the securities. The Securities and Exchange Commission codified a staff interpretation relating to the treatment of the securities of former shell companies, of which we are one. Rule 144 is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company. Therefore, the securities held by our shareholders can be resold only through a resale registration statement unless certain conditions are met. These conditions include that the company has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Securities Exchange Act, as applicable, during the preceding twelve months; and one year has elapsed since the Company has filed current “Form 10 information” with the Securities and Exchange Commission reflecting that is no longer a shell company. If these conditions are satisfied, then our shareholders can resell their securities subject to all other applicable Rule 144 conditions. We are currently delinquent in the filing of our periodic and annual reports, which may make it more difficult for you to sell or otherwise dispose of our shares.

We are not current in our reporting obligations with the SEC.

We are not current in our filing obligations with the SEC.  We are filing this Annual Report on Form 10-KT for the year ended December 2014 and  we will need to file our annual report for  2015, as well as our quarterly reports for the 2015 interim periods and periods ended March 31, 2016 and June 30, 2016, to become current in our reporting obligations.  While we are using our best efforts to file all delinquent reports with the SEC, there are no assurances that we will become current in our reporting obligations.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The United States Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC Market has been substantially less than $5.00 per share and we do not meet any of the other rule exclusions, and therefore our common stock is currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Due to factors beyond our control, the market price of our common stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	failure to increase revenues in each succeeding quarter;
•	failure to achieve and maintain profitability;
•	the loss of distribution relationships;

•	the sale of a large amount of common stock by our shareholders;
•	announcement of a pending or completed acquisition or failure to complete a proposed acquisition;
•	the occurrence of an event of default and declaration of default on one or more of our debt facilities;
•	adverse court ruling or regulatory action;
•	failure to meet financial analysts’ performance expectations;
•	changes in earnings or loss estimates and recommendations by financial analysts;
•	changes in market valuations of similar companies;
•	short selling activities;
•	announcement of a change in the direction of our business;
•	actual or anticipated variations in quarterly or in forecasted results of operations; or
•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

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

At August 8, 2016 we had outstanding warrants to purchase an aggregate of 57,664,692 shares of common stock exercisable at various prices and options to purchase an aggregate of 2,315,860 shares of common stock exercisable at various prices. As a result of the Infusion Merger Agreement, outstanding warrants include a warrant to purchase 34,293,224 shares representing 4.99% of the common stock of the Company on a fully diluted basis, on the date of exercise, at an exercise price of $0.001 per share. If all the warrants and options are exercised, based on 542,815,115 shares of common stock issued and outstanding on August 8, 2016, our issued and outstanding shares would increase by approximately 17%. In the event that a liquid market for our common stock develops, of which there is no assurance, to the extent that holders of our warrants and options exercise such convertible securities, our existing shareholders will experience dilution to their ownership interest in our Company. In addition, to the extent that holders of convertible securities convert such securities and then sell the underlying shares of common stock in the open market, the market price of our common stock may decrease due to the additional shares in the market.

We currently have limited authorized, but unissued shares of capital stock.

As of August 8, 2016, the Company has approximately 207,184,885 shares of authorized, but unissued Common Stock. In addition, the Company has reserved approximately 90,060,056 shares for outstanding warrants and options. Therefore the Company has limited shares of common stock which otherwise could be sold to meet current financing needs.

The purchase price protection features of certain warrants issued under our securities purchase agreement dated October 28, 2011 and November 14, 2012 could require us to issue a substantially greater number of shares of common stock in the event such warrants are exercised, which will cause dilution to our shareholders.

Under a securities purchase agreement effective October 28, 2011 and securities purchase agreement effective November 14, 2012, purchasers received warrants that contain provisions entitling the holders of such warrants to cashless exercise rights in the event we fail to register the underlying shares of common stock at or prior to the time the warrants are exercised. In addition, if at any time while the warrants are outstanding we issue securities at an effective price per share less than the exercise price of the respective warrants, then, subject to certain exempt issuances, the exercise price of the warrants may be reduced to such discounted price.

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

Our principal shareholders and their affiliates beneficially own and control approximately 83.4% of our outstanding common stock and as majority shareholders are able to control voting issues and actions that may not be beneficial or desired by minority shareholders.

As of August 8, 2016, our principal shareholders beneficially own approximately 83.4% of the issued and outstanding common stock and as such could elect all directors, and dissolve, merge or sell our assets or otherwise direct our affairs. Our principal shareholders also own secured and unsecured promissory notes that are convertible at their option into a material number of shares of our common stock. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger, consolidation, takeover or other business combination involving the Company, which, in turn, could depress the market price of our common stock.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As of December 31, 2014, our Chief Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We are in the process of remediating the material weaknesses, but we have not yet been able to complete our remediation efforts. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to have adequate resources within the internal control framework. It will take additional time to design, implement and test the controls and procedures required to enable our management to conclude that our internal control over financial reporting is effective. We cannot at this time estimate how long it will take to complete our remediation efforts or the cost of those efforts. We cannot assure you that measures we plan to take will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or cause us to continue to fail to meet our periodic reporting obligations. The existence of a material weakness could result in errors in our financial statements that could result in restatements of our financial statements, cause us to continue to fail to meet our SEC reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock. Refer to “Controls and Procedures” for further discussion.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES.

Our corporate offices and inventory warehouse are located in Austin, TX. This location is approximately 47,000 square feet. Terms of the lease provide for a base rent payment and a 47.63% proportional share of the buildings operating expenses such as taxes and maintenance. The lease expires on December 31, 2016.

On February 19, 2015, the Company entered into a termination of a net lease agreement with respect to its former corporate office located in Clearwater, Florida.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, except as otherwise disclosed below, we are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

On July 17, 2014, Ronco settled a pending lawsuit filed in the 261st District Court of Travis County, Texas relating to a claim for breach of contract arising from the failure of Ronco to pay for goods tendered. The amount sought in the lawsuit was approximately $258,000, and Ronco had asserted various counterclaims. However, Ronco agreed to make an immediate $70,000 settlement payment to avoid potential lengthy and costly litigation.

On January 5, 2016 the Company settled an action initially filed in June 2014 by a former employee and director of the Company, in the U.S. District Court for the Eastern District of Pennsylvania based on certain stock options granted to the former employee and other matters relating to the former employee’s dismissal from the Company. The action was filed against the Company and certain of its former executive officers. Without admitting fault, liability or wrongdoing the Company and former employee agreed to settle the action in consideration of the Company tendering $30,000 to the former employee and issuing the former employee 5,000,000 shares of its common stock. In consideration of the cash payment and stock, the former employee released the Company and its affiliates, including but not limited to past and present officers and directors, from all liability relating to the action and from all other potential future claims. A loss contingency in the amount of $80,000 was recognized as of December 31, 2014 in the “Accrued Expenses and Other Current Liabilities” in our Consolidated Balance Sheets.

On February 26, 2016, ASTV was sued for an alleged breach of an employment agreement by its former CFO, who resigned in 2014, in an action filed in the Sixth Judicial Circuit in and for Pinellas County, Florida.  The Company has filed a motion to dismiss.  A loss contingency in the amount of $158,000 was recognized as of December 31, 2014 in the “Accrued Expenses and Other Current Liabilities” in our Consolidated Balance Sheets.

On April 29, 2016, the Company received notice (but not official service) that Infusion Brands, Inc., its discontinued subsidiary,  may be named as a defendant in Flint v. Infusion Brands, Inc., et al, a purported class action case filed but not yet served in federal court for the Eastern District of Michigan.  The suit alleges that the plaintiff and other similarly situated plaintiffs were damaged when Infusion Brands, Inc. ceased to sell replacement parts and accessories for a former product, the DualTools PS7000, a polisher/sander.  Lowe’s, Inc. has also sought indemnification from Infusion Brands, Inc. for its costs related to the action. Infusion Brands, Inc., as a discontinued subsidiary, has no assets and no ability to pay any judgment that may be rendered.

On June 9, 2016, ASTV was sued for an alleged failure to pay for goods sold and delivered to Infusion Brands, Inc. in 2015 in an action filed in the Sixth Judicial Circuit in and for Pinellas County, Florida.   The lawsuit names AS SEEN ON TV, INC f/k/a INFUSION BRANDS, INC as defendant, although only Infusion Brands, Inc. was obligated to, or received goods from, the plaintiff, and although ASTV is not a successor-in-interest to Infusion Brands, Inc., and is not obligated in any way for its liabilities.  The Company intends to file a motion to dismiss ASTV from the litigation.  Infusion Brands, Inc., as a discontinued subsidiary, has no assets and no ability to pay any judgment that may be rendered in the event the litigation continues with respect to Infusion Brands, Inc.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted in the OTC Markets under the symbol “ASTV.” The reported high and low last sales prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2013
First quarter ended March 31, 2013	$0.74	$0.30
Second quarter ended June 30, 2013	$0.40	$0.30
Third quarter ended September 30, 2013	$0.30	$0.12
Fourth quarter ended December 31, 2013	$0.15	$0.07
Fiscal 2014
First quarter ended March 31, 2014	$0.08	$0.05
Second quarter ended June 30, 2014	$0.11	$0.06
Third quarter ended September 30, 2014	$0.08	$0.06
Fourth quarter ended December 31, 2014	$0.09	$0.03

Holders

The last sale price of our common stock as reported on the OTC Markets on August 8, 2016 was $0.04 per share. As of June 30, 2016, there were approximately 478 record owners of our common stock.

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

On May 18, 2016, the Company issued 5,000,000 shares of common stock in connection with the January 5, 2016 legal settlement discussed in Item 3 –Legal Proceedings.

On June 8, 2016, the Company issued 6,000,000 shares of Common Stock to its former Chief Operating Officer in connection with a letter agreement dated January 8, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for fiscal 2014 and fiscal 2013 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-KT. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under “Item 1A. Risk Factors”, “Cautionary Statement Regarding Forward-Looking Information” and “Business” sections in this Annual Report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

References to “the Company,” “we,” “our” and “us” refer to As Seen on TV, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company, previously a direct response and retail marketing company and owner of asseenontv.com and eDiets.com, effective April 2, 2014, merged with Infusion Brands, Inc (“Infusion’). Under the terms of the merger agreement, ASTV issued 452,960,490 shares of its common stock to Infusion Brands International, Inc. (“IBI”), parent of Infusion, in exchange for all of the shares of Infusion. Following the transaction, IBI became an 85.2% owner of ASTV’s outstanding common shares and 75% owner of the ASTV’s common shares on a fully diluted basis. The merger agreement further provided IBI with the right to appoint a majority of the Company’s Board of Directors. Accordingly, the transaction was accounted for as a reverse acquisition with Infusion becoming the acquirer for accounting purposes and ASTV becoming the accounting acquiree. Concurrent with the April 2, 2014 merger agreement, Infusion assumed all assets and obligations of IBI, including all rights held by IBI under a participation agreement between IBI and secured creditors of Ronco Holdings, Inc. (“Ronco”). From and after that date and until May 31, 2015, Ronco was deemed a Variable Interest Entity (“VIE”) with Infusion being the primary beneficiary. See Note 3 to the Consolidated Financial Statements included with this report for specifics of the participation agreement and VIE determination. On May 31, 2015, ASTV acquired the remainder of the secured debt of Ronco and 100% of its equity ownership, and therefore from and after May 31, 2015, Ronco is a wholly-owned subsidiary of ASTV.

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

Hardware

Building upon Infusion Brands’ success with the iconic DualSaw™ and DualTools™ brands, the Company had developed and marketed additional products including the patented RS1000 and RS1200 DualSaw Reciprocating Saws™, the OS2500 and OS3000 DualSaw Oscillating Saw™, and the PS7000 DualTools Polisher/Sander™. Those products joined the DualSaw PrecisionCS3000™, DualSaw Everyday CS450™, and DualSaw Destroyer CS650™ in the consumer line, as well as the Professional Series DualSaw CS450s and CS650s. The Company also has additional new hardware, lawn and garden and lithium-ion power tool and hand tool products.

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

The consolidated financial results of the Company for the year ended December 31, 2014 include ASTV’s results from April 2, 2014 through December 31, 2014, Infusion’s results from January 1, 2014 to December 31, 2014, and Ronco’s results from March 6, 2014 to December 31, 2014. The prior year results presented are those of Infusion, since they are the accounting acquirer.

Consolidated Results of Operations

	For the Year Ended December 31,		Increase
	2014	2013	(Decrease)

Revenues	$18,903,353	$14,731,837	$4,171,516
Cost of revenues	13,362,657	11,257,676	2,104,981
Gross profit	5,540,696	3,474,161	2,066,535
Gross profit %	29.31%	23.58%	5.73%

Operating expenses:
Selling and marketing expenses	10,771,989	2,174,375	8,597,614
General and administrative expenses	11,194,954	4,979,688	6,215,266
Impairment loss on goodwill	20,007,174	–	20,007,174
Impairment loss on other intangible assets	5,401,136	–	5,401,136
Loss on related party receivable	488,457	–	488,457
Loss from operations	(42,323,014)	(3,679,902)	38,643,112

Other income (expense):
Change in fair value of warrants	2,043,230	–	2,043,230
Loss on note receivable	(1,036,465)	–	1,036,465
Interest income	60,303	–	60,303
Interest expense	(5,304,839)	(330,793)	4,974,046
Other income (expense)	(4,945)	14,642	19,587
Net other income (expense)	(4,242,716)	(316,151)	3,926,565

Income (loss) before income taxes	(46,565,730)	(3,996,053)	42,569,677

Income tax benefit	189,799	–	189,799

Net loss	(46,375,931)	(3,996,053)	42,379,878
Less: Net loss attributed to noncontrolling interest	24,502,544	–	24,502,544
Net loss attributable to As Seen On TV, Inc.	$(21,873,387)	$(3,996,053)	$17,877,334

Basic and diluted loss per share	$(0.04)	$(0.01)

Basic and diluted weighted-average number of common shares outstanding	537,898,875	452,960,490

The following discussion of consolidated results of operations and segment results refers to the year ended December 31, 2014 compared to the year ended December 31, 2013. Consolidated results of operations should be read in conjunction with segment results of operations.

Revenues

For the year ended December 31, 2014, Hardware revenue decreased approximately $7,752,000 due to lower international and domestic retail revenue. The Company’s main international distributor who markets products through DRTV has not re-ordered at the 2013 level, which accounted for a decrease of approximately $4,500,000. Despite this decrease, the Company added approximately $11,445,000 in new Home Goods revenue. Of this new revenue, approximately $4,966,000 is attributable to a domestic DRTV cutlery campaign; the remaining increase is attributable to the VIE acquisition of Ronco.

For the year ended December 31, 2014, the geographic location of external customers was 87% United States and 13% foreign countries.  For the year ended December 31, 2013, the geographic location of external customers was 53% United States and 47% foreign countries.

For the year ended December 31, 2014, the Company had two customers who made up approximately 27% of consolidated revenue. For the year ended December 31, 2013, the Company had two customers who made up approximately 59% of consolidated revenue.

Cost of revenues

The increase in cost of revenue for the year ended December 31, 2014 relates to an increase in product cost of $732,000 due to the increase in revenues and the approximate $924,000 write off of certain inventory as defective, obsolete or slow-moving.

Gross profit

The increase in gross profit percentage for the year ended December 31, 2014 is due to the gross profit of the Company’s Home Goods segment which is a new segment for the year ended December 31, 2014.

Operating expenses

Operating expenses for the year ended December 31, 2014 mainly increased due to the inclusion of costs from the combination of As Seen on TV, Inc., Infusion Brands, Inc. and Ronco Holdings, Inc. as compared to Infusion Brands, Inc. only in 2013. For the year ended December 31, 2014, Infusion’s operating expenses increased approximately $2,057,000.

The increase in Infusion’s operating expenses for the year ended December 31, 2014 is attributable to an approximate increase of $894,000 selling expenses of which approximately $709,000 relates to the production of various DRTV infomercials. The remaining increase is mainly attributable to the approximate increase of $476,000 in legal and audit professional fees associated with the merger and acquisition as well as an increase of $291,000 in professional fees associated with product research and development.

ASTV represented approximately $9,151,000 of the increase in operating expenses for the year ended December 31, 2014. During the year ended December 31, 2014, ASTV recognized an impairment loss on goodwill of approximately $4,044,000 and an impairment loss of approximately $2,793,000 on other intangible assets.

Ronco represented approximately $29,514,000 of the increase in operating expenses for the year ended December 31, 2014. During the year ended December 31, 2014, Ronco recognized an impairment loss on goodwill of approximately $15,963,000 and an impairment loss on its other intangible assets of approximately $2,608,000.

Loss from operations

The increased loss from operations is largely related to the increases in operating expense.

Net other income (expense)

The increase in net other expense is due to an increase in interest expense of approximately $4,974,000 and recognition of an approximate loss of $1,036,000 on a note receivable offset by an approximate gain of $2,043,000 on the revaluation of warrants subject to remeasurement.

The increase in interest expense for both periods was due to the increase in the Company’s notes payable as a result of the reverse merger, VIE acquisition, Assumption Agreement, and new financing issuances.

Net loss

The increase in net loss for the year ended December 31, 2014 resulted from the decreased gross profit and increase in operating expenses, interest expense, and the loss recognized on a note receivable offset by the warrant revaluation gain, as described above.

Net loss attributable to noncontrolling interest

The net loss attributable to noncontrolling interest of approximately $24,503,000 for the year ended December 31, 2014 represents 100% of Ronco’s net loss.

Net loss attributable to As Seen On TV, Inc.

Net loss for the year ended December 31, 2014 was primarily increased operating expenses and interest expense, as described above.

Loss per common share

Loss per share on a basic and diluted basis was $0.04 and $0.01 for the years ended December 31, 2014 and December 31, 2013, respectively.

Basic and diluted weighted-average number of common shares outstanding

The increase in the weighted-average number of common shares outstanding is due to the issuance of shares in connection with the reverse merger.

Segment Analysis

Commencing with the Infusion reverse merger, the Company organized its business into four operating segments to align its organization based upon the Company’s management structure, products and services offered and funding requirements. The four operating segments that management defined were Hardware, Home Goods, eCommerce, and Corporate and Other. Below is a description of each operating segment.

Hardware

	For the Year Ended December 31,		Increase
	2014	2013	(Decrease)

Revenues	$6,980,056	$14,731,837	$(7,751,781)
Cost of revenues	7,233,393	11,257,676	(4,024,283)
Gross profit (loss)	(253,337)	3,474,161	(3,727,498)
Gross profit (loss) %	-3.63%	23.58%	-27.21%

Operating expenses:
Selling and marketing expenses	3,067,968	2,174,375	893,593
General and administrative expenses	6,143,337	4,979,688	1,163,649
Loss from operations	(9,464,642)	(3,679,902)	5,784,740

Other income (expense):
Other (income) expense	(4,567)	–	(4,567)
Net other income (expense)	(4,567)	–	4,567

Net loss	$(9,469,209)	$(3,679,902)	$5,789,307

Revenues

The decrease in revenue for the year ended December 31, 2014 partly relates to approximately $4,500,000 of international sales that occurred in this same period in 2013 that were not replicated in 2014. The decrease in international revenue is due to the Company’s main international distributor not re-ordering comparable levels of product subsequent to December 31, 2013, nor marketing additional products to existing and new markets due to lack of infomercials. The remaining decrease is due to lower domestic retail sales as compared to prior year as well as significant retail returns. During the year ended December 31, 2014, this segment accrued approximately $1,400,000 of sales returns due to lack of sell thru and defective product.

Cost of revenues

Cost of revenues mainly decreased due to lower revenue.

Gross profit

For the year ended December 31, 2014, gross profit was negative. The negative gross profit is a result of the following factors: (1) lower product profitability, (2) significant sales return accruals, and (4) significant write downs on inventory.

Operating expenses

Operating expenses consist of selling and marketing, and general and administrative expenses. For the year ended December 31, 2014, selling and marketing expense increased by approximately $894,000 of which infomercial production costs made up approximately $709,000 of the increase.

General and administrative expenses for the years ended December 31, 2014 and December 31, 2013 were as follows:

			Increase
	2014	2013	(Decrease)
Employee expenses	$2,919,602	$3,135,801	$(216,199)
Contract labor	235,733	136,466	99,267
Occupancy	365,841	159,648	206,193
Depreciation and amortization	65,657	22,617	43,040
Bad debt expense	116,400	-	116,400
Legal and accounting professional services	1,210,565	401,897	808,668
Travel	619,762	498,511	121,251
Insurance	335,215	180,825	154,390
Office related	274,562	443,923	(169,361)
Total	$6,143,337	$4,979,688	$1,163,649

The increase in total general and administrative expenses for the year ended December 31, 2014 is mainly due to legal and audit professional fees associated with the merger, legal services with respect to intellectual property and professional fees relating to product development.

Net loss

For the year ended December 31, 2014, the approximate $5,790,000 increase in net loss is due to lower revenue, negative gross margin, and increased operating expenses as discussed above.

Home Goods

	For the Year Ended December 31,		Increase
	2014	2013(1)	(Decrease)

Revenues	$11,444,747	$–	$11,444,747
Cost of revenues	6,073,734	–	6,073,734
Gross profit	5,371,013	–	5,371,013
Gross profit %	46.93%		46.93%

Operating expenses:
Selling and marketing expenses	7,701,751	–	7,701,751
General and administrative expenses	2,753,205	–	2,753,205
Impairment loss on goodwill	15,963,074	–	15,963,074
Impairment loss on other intangible assets	2,607,721	–	2,607,721
Loss on related party receivable	488,458	–	488,458
Loss from operations	(24,143,196)	–	24,143,196

Other income (expense):
Interest expense	(1,348,381)	–	1,348,381
Net other income (expense)	(1,348,381)	–	1,348,381

Net loss	$(25,491,577)	$–	$25,491,577

(1) Segment operations began March 6, 2014.

Revenues

Revenues consist of product sales. Product sales are made through a combination of distribution channels.

Cost of revenues

Cost of revenues mainly includes product cost, freight, and inventory storage.

Gross profit

The gross profit increase is due to the Home Goods segment operations beginning March 6, 2014.

Operating expenses

Operating expenses consist of selling and marketing, and general and administrative expenses. Selling and marketing expenses mainly consist of DRTV related expenses such as media advertising, telemarketing, fulfillment and shipping. Professional fees associated with sales consulting and public relations, product development, and infomercial production are also classified as selling and marketing.

Selling and marketing expenses for the year ended December 31, 2014 were as follows:

	December 31,
	2014	2013
Commissions	$135,561	$–
Customer service	10,102	–
EDI fees	24,863	–
Fulfillment	233,986	–
Infomercial production	108,138	–
Live shopping show support	84,742	–
Media advertising	4,463,965	–
Merchant processing fees	172,286	–
Other marketing	11,517	–
Product development	58,290	–
Professional fees	218,657	–
Shipping	1,426,169	–
Telemarketing	714,465	–
Trade shows	39,010	–
	$7,701,751	$–

General and administrative expenses for the year ended December 31, 2014 were as follows:

	December 31,
	2014	2013
Employee expenses	$1,259,002	$–
Occupancy	464,430	–
IT services	135,387	–
Depreciation and amortization	211,813	–
Bad debt expense	292,644	–
Legal and accounting professional services	223,771	–
Travel	93,549	–
Other	72,609	–
Total	$2,753,205	$–

The Home Goods segment recognized an impairment loss on goodwill in the amount of approximately $15,963,000, and an impairment of other intangible assets of approximately $2,608,000. The goodwill and other intangible assets that were impaired relate to Ronco, the Company’s VIE. See note 7 to the Company’s financial statements for further discussion on the impairments recognized.

Net other expense

Net other expense represents interest expense attributable to debt balances of the Company’s VIE.

eCommerce

	For the Years Ended December 31,		Increase
	2014	2013(1)	(Decrease)

Revenues	$478,550	$–	$478,550
Cost of revenues	55,530	–	55,530
Gross profit	423,020	–	423,020
Gross profit %	88.40%		88.40%

Operating expenses:
Selling and marketing expenses	2,270	–	2,270
General and administrative expenses	2,311,355	–	2,311,355
Impairment loss on goodwill	4,044,100		4,044,100
Impairment loss on other intangible assets	2,793,415		2,793,415
Loss from operations	(8,728,120)	–	8,728,120

Other income (expense)	10,866	–	10,866

Income tax benefit	189,799	–	189,799

Net loss	$(8,527,455)	$–	$8,527,455

(1) Segment operations began April 2, 2014.

Revenues

eCommerce operations commenced with the completion of the reverse acquisition. Revenues in this segment reflect royalties earned under a contractual relationship related to our asseenontv.com URL website and subscription web-based diet and wellness revenue related to our eDiets.com URL. The subscription revenue is generated from monthly billings to our customers’ credit cards providing them with access to diet and/or wellness related resources and content.

Royalty revenue for the year ended December 31, 2014 was approximately $269,000. Royalty fees were no longer generated subsequent to the October 28, 2014 sale of asseenontv.com URL.

Subscription based revenue for the year ended December 31, 2014 was approximately $197,000. This revenue is expected to decline as the membership base runs off due to lack of available resource investment in customer acquisition and content development.

Cost of revenues

Cost of revenues in the eCommerce segment consists primarily of web-site related fees, hosting fees and dietary consulting services.

Operating expenses

General and administrative expenses for the year ended December 31, 2014 were as follows:

	December 31,
	2014	2013
Bad debt expense	$5,083	$–
Contract labor	60,489	–
Depreciation and amortization	329,967	–
Employee expenses	484,672	–
Insurance	269,206	–
Legal and accounting professional services	593,728	–
Occupancy	65,781	–
Office related	109,055	–
Stock compensation	393,374	–
Total	$2,311,355	$–

During the year ended December 31, 2014, the eCommerce segment recognized an impairment of approximately $4,044,000 on its goodwill and an impairment of approximately $2,793,000 on other intangible assets.  The goodwill and other intangible assets that were impaired relate to assets acquired in connection with the reverse merger between ASTV and Infusion. See note 7 to the Company’s financial statements for further discussion on the impairments recognized.

Corporate and Other

	For the Years Ended December 31,		Increase
	2014	2013	(Decrease)

Revenues	$–	$–	$–
Operating expenses	–	–	–
Loss from operations	–	–	–

Other income (expense):
Gain on warrant revaluation	2,043,230	–	2,043,230
Interest income	138,640	–	138,640
Interest expense	(4,034,795)	(330,793)	3,704,002
Loss on note receivable	(1,036,465)	–	1,036,465
Other income (expense)	1,700	14,642	(12,942)
Net other income (expense)	(2,887,690)	(316,151)	2,571,539

Income tax provision	–	–	–

Net loss	$(2,887,690)	$(316,151)	$2,571,539

Revenues

The Corporate segment is a cost center and consequently does not generate revenues.

Net other income (expense)

As a result of notes payable increasing by approximately $38,000,000, interest expense increased approximately $3,700,000 for the year ended December 31, 2014. The increase in notes payable is due to the debt assumed via the reverse merger, VIE acquisition, Assumption Agreement and new financing issuances.

The Corporate segment also recognized a gain of approximately $2,043,000 on the change in fair value of warrants subject to remeasurement for the year ended December 31, 2014, respectively. Change in the share price of ASTV common stock was the most significant fair value input that contributed to such gain.

Included within the assets IBI contributed to Infusion, there is an 18% bearing note receivable due from CD3 with a past due outstanding principal amount of approximately $711,000 with accrued interest receivable of approximately $325,000. The Company determined that this note along with its accrued interest was uncollectible at September 30, 2014. Consequently, the Company recorded a loss of $1,036,000 for the year ended December 31, 2014.

Net loss

The increase in the net loss for the Corporate and Other segment for the year ended December 31, 2014 is attributable to an increase of approximately $3,704,000 in interest expense, an approximate $1,036,000 loss recognized on a note receivable, offset by an approximate $2,043,000 gain on the change in fair value of warrants subject to remeasurement.

Liquidity and capital resources

We reported a net loss of approximately $46,376,000 for the year ended December 31, 2014. At December 31, 2014, we had a working capital deficit of approximately $35,491,000 an accumulated deficit of approximately $49,565,000 and cash used in operations for the year ended December 31, 2014 of approximately $12,106,000. We are also in default on certain debt as discussed in Note 12. Based on our recurring losses from operations and negative cash flows from operations, these factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

We have experienced losses from operations since our inception and cannot predict how long we will continue to incur losses or whether we ever become profitable. We have relied on a series of private placements of secured and unsecured promissory notes; the most recent promissory note sale prior to the end of the reporting period was a senior secured promissory note on April 3, 2014 in the amount of $10,180,000 whereby the Company received net proceeds of approximately $8,400,000 after debt issuance costs and original issuance discount.

Subsequent to December 31, 2014, the Company has sold approximately $1,485,000 in promissory notes to an accredited investor. The notes are payable on demand and accrue interest ranging from 16% to 24%.

During the reporting period, we utilized an accounts receivable and purchase order financing agreement to generate cash flow to fund inventory purchases and operations. We are able to obtain cash advances from 75% to 80% of qualified accounts receivable balances assigned up to an amount of $4,000,000.

During the fourth quarter of 2014, we entered into a Loan and Security Agreement. The loan is a revolving loan based upon a borrowing base comprised of accounts receivable and inventory balances. The maximum amount that can be outstanding is $4,000,000. The loan’s interest rate is Prime plus 4%, which accrued daily and is payable monthly.

Currently, the Company does not have a traditional line of credit to draw upon.

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

The following table summarizes our cash flows for the year ended December 31, 2014 and 2013.

	2014	2013
Net cash (used in) provided by operating activities	$(12,131,342)	$(3,459,237)
Net cash provided by (used in) investing activities	2,873,266	(4,717)
Net cash provided by financing activities	9,862,671	3,266,572
Net increase (decrease) in cash	$604,595	$(197,382)

The approximate $8,672,000 increase in net cash used in operations is primarily attributable to operational losses, growth in accounts receivable, inventory, deposits on inventory and prepaid expenses.

The approximate $2,900,000 increase in net cash provided by investing activities predominately represents the sale of the Company’s asseenontv.com intangible asset.

The approximate $6,596,000 increase in cash provided by financing activities is related to the aforementioned April 2014 senior secured promissory note and an increase in net borrowing on the line of credit.

Commitments

Leases

A summary of future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year from December 31, 2014 are as follows:

2015	$321,774
2016	341,618
$663,392

Notes Payable

The following is a consolidated schedule of the future payments subsequent to December 31, 2014 required under notes payable.

2015	$23,860,933
2016	11,221,562
2017	3,770,000
$38,852,495

See Note 12 to the Consolidated Financial Statements for further detail on notes payable as of December 31, 2014.

Other Commitments

Under the terms of a 2010 private placement, the Company provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. We have failed to comply with this registration rights provision and are obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which the Company may be subject is $156,000. The Company had recognized an accrued penalty of $156,000 at December 31, 2014, respectively.

Critical accounting policies

There have been no changes to our critical accounting policies in the fiscal year ended December 31, 2014. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our audit committee. Those policies are discussed in Note 2 of the footnotes to our consolidated financial statements.

Accounting Standards Updates

In May 2014, the FASB has issued No. 2014-09, Revenues from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other, are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2015, the FASB has issued No. 2015-14, Revenues from Contracts with Customers (Topic 606), which deferred the effective date for annual and interim periods. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods. The Company has not adopted this standard and is currently evaluating the impact that this ASU will have on its financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial statements and disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this Transition Report on Form 10-KT.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As noted in the Company’s 8-K filed with the SEC on September 9, 2015, the Company, upon approval of the Board of Directors, engaged Marcum LLP as the Company’s independent registered public accounting firm and dismissed EisnerAmper LLP (“Eisner”) as of the same date. Eisner did not resign or decline to stand for re-election.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer were not able to conduct a complete evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly our disclosure controls were deemed not to be effective as of December 31, 2014. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Material weaknesses is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2014, we were not able to conduct a complete evaluation of the effectiveness of our internal control over financial reporting, which is a material weakness. The lack of this evaluation along with the material weaknesses that are described below, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2014:

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

The weaknesses above resulted in the delinquent filing of (1) our Form 8-K/A providing financial information for our acquisition of Infusion Brands, Inc. and variable interest entity recognition of Ronco Holdings, and (2) this report and subsequent quarterly and annual reports. The Company has taken certain steps to improve the disclosure controls in future periods. However, we will need significant investment in order to fully implement a company-wide improvement and remediation program. However, there are no assurances we will be able to devote the necessary capital to hire the additional personnel and institute the additional systems, policies and procedures to the level necessary. In that event, there are no assurances that the material weaknesses described above will be timely remediated or not result in errors in our financial statements in future periods.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-KT were fairly stated in accordance with GAAP.

Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2014 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including our CEO and CFO, does not expect that disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and executive officers

The following table provides information on our directors and executive officers:

Name	Age	Position

Shadron Stastney	46	Chief Executive Officer
Jason Post	41	Principal Financial Officer and Secretary
Fredrick Schulman	63	Director and Audit Committee Chairman
Mark Ethier	56	Director

Shadron Stastney.  Mr. Stastney has been a member of our board of directors since April 2, 2014, and became Chief Executive Officer and Chairman in December 2014. He has served as a director of IBI since September 2010. Mr. Stastney is a founding partner of Vicis Capital LLC ("Vicis"). He graduated from the University of North Dakota in 1990 with a B.A. in Political Theory and History, and from Yale Law School in 1994 with a J.D. focusing on corporate and tax law. From 1994 to 1997, he worked as an associate at Cravath, Swaine and Moore in New York, where he worked in the tax group and in the corporate group, focusing on derivatives. In 1997, he joined CSFB‘s then-combined convertible/equity derivative origination desk. From 1998 through 2001, he worked in CSFB’s corporate equity derivatives origination group, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets. In 2001, he jointly founded Victus Capital Management, LP, and in 2004, he jointly founded Vicis. Mr. Stastney has been a director of China Hydro from January 2010 to September 2013, Master Silicone Carbide from September 2008 to June 2013, Amacore Holdings, Inc. from August 2008 to June 2012, China New Energy from August 2008 to June 2013, Zurvita Holdings, Inc. since March 2010, OptimizeRX Corporation CEO and director from July 2010 to September 2013 and Ambient Corporation from 2007 to September 2013. Mr. Stastney was also a director of MDWerks from May 2008 to August 2009. On September 18, 2013, without admitting or denying the findings of the SEC, Mr. Stastney (as a member of Vicis Capital, LLC, which acts as investment advisor to Vicis Capital Master Fund (the “Fund”)) consented to the entry of an administrative order (the “Order”) by the SEC instituting administrative and cease-and-desist proceedings pursuant to Sections 203(f) and 203(k) of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and Section 9(b) of the Investment Company Act of 1940, as amended. The order, entitled In the Matter of Shadron L. Stastney, resolved issues relating to a failure to disclose a material conflict of interest to the trustee of the Fund, and the engagement in an undisclosed principal transaction with the Fund. In conjunction with the Order, Mr. Stastney agreed to cease and desist from committing or causing any violations and any future violations of Sections 206(2) and 206(3) of the Advisers Act, to be barred from association with any investment adviser, broker, dealer, municipal securities dealer, or transfer agent and prohibited from serving or acting as an employee, officer, director, member of an advisory board, investment adviser or depositor of, or principal underwriter for, a registered investment company or affiliated person of such investment adviser, depositor, or principal underwriter, with the right to apply for reentry after eighteen months (except that he may continue to remain associated with Vicis Capital, LLC as a managing member solely for the purpose of engaging in activities and taking actions that are reasonably necessary to wind down the Fund, subject to the oversight of an independent monitor paid for by Mr. Stastney), and pay disgorgement of $2,033,710.46, prejudgment interest of $501,385.06, and a civil monetary penalty of $375,000. Mr. Stastney resigned as a member of Vicis Capital, LLC effective June 30, 2014.

Jason Post. Since January 8, 2016, Mr. Post has served as the Company’s Principal Financial Officer and Corporate Secretary of the Company. From July 2014 thru August 2014, Mr. Post provided financial reporting consulting services and was hired as a full time employee in September 2014. From March 2008 to July 2012, Mr. Post served as Principal Accounting Officer and Corporate Secretary of The Amacore Group, Inc. and served as Chief Financial Officer of Zurvita Holdings, Inc. From January 2004 thru March 2008, Mr. Post was an external auditor for Deloitte & Touche, LLP (“Deloitte”).  While at Deloitte, he gained specialized knowledge and experience in the area Sarbanes Oxley compliance and developmental stage enterprises.  Mr. Post received a B.S. in Accountancy from the University of South Florida and holds an active Florida CPA license and the American Institute of Certified Fraud Examiner’s CFE designation.

Fredrick Schulman. Mr. Schulman was appointed to the board as well as chairman of the audit committee. Mr. Schulman has been involved in corporate finance for over 35 years, as attorney, investment banker, merchant banker, venture capitalist, and commercial banker. He is currently (i) licensed to practice law in New York, (ii) the Chairman of Rhodium Capital Advisors, LLC, an owner/manager of apartment buildings in the New York City metropolitan area, (iii) the Chairman (and one of the founding shareholders) of NewBank, a New York-based community commercial bank with branch offices in Manhattan, Flushing (Queens), NY, Fort Lee, NJ, and Closter, NJ, (iv) a Director of East Coast Capital Holdings, Ltd., a Specialized Small Business Investment Company and Community Development Entity based in Manhattan and licensed by the U.S. Small Business Administration, and (v) the President of Targeted Capital Funding LLC, with offices in Manhattan and Wall, NJ, specializing in asset-based finance and equipment leasing. Fred holds a Bachelor of Arts Degree from Clark University and a Juris Doctor Degree from Boston College School of Law.

Mark Ethier. Mr. Ethier has served on board since July 2014. Mr. Ethier is currently CEO and Director of Amerimark Holdings, LLC. Prior to joining AmeriMark, he held a number of C-level positions in direct retail. Prior to Amerimark, Mr. Ethier was President and Director of Infusion Brands from July 2014 to January 8, 2015, and prior to that was the Chief Executive Officer of Cornerstone Brands Inc., from October 2009 to April 2013. Mr. Ethier served as the COO and Executive Vice President of HSN Inc., from December 2004 to September 30, 2009 and as Executive Vice President of Operations at HSN from July 2001 to 2004. Prior to HSN, Mr. Ethier served as a Senior Vice President of Global Operations at The Walt Disney Company’s Disney Stores business unit from 1997 to 2001, Vice President of Operations at Pacific Linen from 1994 to 1997, Vice President of Operations at Builders Emporium from 1991 to 1994 and prior to that worked at Ames Department Stores and Sage-Allen stores. Mr. Ethier holds a BS in Computer Science and is married with 2 children.

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

Director independence

The OTC Markets does not impose any qualitative standards requiring companies to have independent directors, the board of directors has determined that none of our directors is an “independent director” as defined in the Nasdaq Marketplace Rules.

Board committees

The board of directors has a standing Audit committee. The Audit committee has a written charter. Copies of the committee charters are available without charge upon written request to our Corporate Secretary. The sole committee member is Fredrick Schulman who is a director. Information concerning the current membership and function of the committee is as follows:

Audit Committee. The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

•	the integrity of our financial statements;
•	our compliance with legal and regulatory requirements; and
•	the qualifications and independence of our independent registered public accountants.

The board has determined that Mr. Schulman qualifies as an “audit committee financial expert” as defined by the SEC.

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

Fredrick Schulman – Mr. Schulman’s experience in corporate finance and law as well as serving on other boards were factors considered by the board.

Mark Ethier – Mr. Ethier’s experience in direct retail as well as his experience in Live Shopping industry were factors considered by the board.

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

Subsequent to December 31, 2014, the Company no longer compensates its directors.

The information in the following table provides information paid for director compensation in fiscal 2014, excluding any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

	Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Greg Adams.(1)	$5,750	–	–	–	–	–	$5,750
Randolph Pohlman, PhD.(2)	–	–	–	–	–	–	–
Kevin Richardson.(1)	$5,750	–	–	–	–	–	$5,750

———————

(1)	Resigned effective January 8, 2015.
(2)	Resigned effective April 2, 2014.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have not filed the required reports in a timely manner during fiscal 2014. The Company is working with executive officers and directors and 10% shareholders to correct noncompliance.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two fiscal years for:

•	our principal executive officer or other individual serving in a similar capacity,
•	our two most highly compensated executive officers other than our principal executive officer who were serving at December 31, 2014 as executive officers as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The amounts included in the “Option Awards” column below represent the aggregate grant date fair value of the stock options granted, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 16 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2014, appearing elsewhere in this report.

Name	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Kevin Harrington (1)	2014	(a)	225,000	–	–	–	–	–	–	225,000
	2013	(a)	295,548	–	–	–	–	–	–	295,548

Steven Rogai (2)	2013	(a)	225,000	–	–	247,450	–	–	–	472,450

Dennis W. Healey (3)	2014	(a)	140,000	–	–	–	–	–	–	140,000
	2013	(a)	140,000	–	–	212,100	–	–	–	352,100

Ronald C. Pruett, Jr. (4)	2014	(a)	478,000	–	–	970,675	–	–	–	1,448,675

Bob DeCecco (5)	2014	(b)	173,390	50,000	–	–	–	–	–	223,390

Mark Ethier (6)	2014	(b)	55,690	–	1,510,493	–	–	–	–	1,566,183

Shadron Stastney (7)	2014	(b)	143,025	–	–	–	–	–	–	143,025

Mary Mather (8)	2014	(b)	101,288	–	–	–	–	–	–	101,288

(a) Represents compensation pre April 2, 2014 reverse acquisition

(b) Represents compensation post April 2, 2014 reverse acquisition

36

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

(3) Mr. Healey served as our chief financial officer until August 8, 2014. Option awards in fiscal 2013 reflect the aggregate fair value of options to purchase 300,000 shares of our common stock, exercisable at $0.68 per share, granted December 7, 2012.

(4) Mr. Pruett served as our chief executive officer and president from May 2013 through April 10, 2014.

(5) Mr. DeCecco served as IBI’s chief executive officer from January 21, 2010 thru March 31, 2014. Mr. DeCecco has served as ASTV’s chief executive officer and board member from April 2, 2014 thru December 15, 2014. See below for terms of his employment agreement.

(6) Mr. Ethier served as chief operating officer and president from July 1, 2014 thru January 8, 2015. Mr. Ethier has served as a board member from July 1, 2014 thru present. Stock awards reflect the aggregate fair value of 25,174,888 shares on their grant date of August 20, 2014. See below for terms of his employment agreement.

(7) Mr. Stastney served as IBI’s chief strategy officer from February 1, 2013 thru March 31, 2014. Mr. Stastney has served as ASTV’s chief strategy officer from April 2, 2014 thru December 15, 2014 and then as ASTV’s chief executive officer since December 15, 2014 thru present. See below for terms of his employment agreement.

(8) Ms. Mather served as IBI’s chief financial officer from July 12, 2011 to March 31, 2014 and served as Infusion’s chief financial officer from April 2, 2014 thru November 18, 2014. Ms. Mather served on ASTV’s board of directors from April 2, 2014 thru November 18, 2014.

Employment agreements

Ronald C. Pruett, Jr.

Effective May 1, 2013, we entered into an employment agreement with Mr. Pruett to serve as our chief executive officer. The term of the agreement was for one year and provided for successive one-year periods unless a notice of non-renewal is given by either party or the agreement is otherwise terminated sooner in accordance with its provisions. Pursuant to the agreement, Mr. Pruett received an annual base salary of $275,000, together with an additional salary of $275,000 during the first year of his employment with us and options subject to vesting requirements. Following the Infusion Merger, he resigned as President and Chief Executive Officer of the Company (and all positions with our subsidiaries), effective as of April 10, 2014. Mr. Pruett elected to terminate his employment under the provisions of his agreement. The termination agreement modified certain terms of his employment agreement and provided that Mr. Pruett was entitled to receive the balance of additional salary due him totaling approximately $72,000, which was paid over a period of approximately three months beginning May 1, 2014. In addition, in accordance with our stock option plans, his options granted, both vested and unvested, expired 90-days from the date of his resignation.

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

Dennis W. Healey

Effective on October 28, 2011, we entered into a three year employment agreement with Mr. Healey to serve as our chief financial officer. Until his resignation effective August 8, 2014, Mr. Healey received base compensation per annum of $140,000. Under the agreement, Mr. Healey was, in addition to base compensation, entitled to such bonus compensation as determined by our board of directors from time to time. In addition, he was entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties, as well as up to a vacation of two weeks per annum and participation in any pension, insurance or other employment benefit plan as maintained by us for our executives, including programs of life and medical insurance and reimbursement of membership fees in professional organizations.

We agreed to maintain a minimum of $5,000,000 of directors and officers liability coverage during his employment term and to indemnify him to the fullest extent permitted under Florida law. In the event of termination for death or disability, his estate is entitled to receive three months base salary at the then current rate, payable in a lump sum and continued payment for a payment of one year following his death of benefits under any employee benefit plan extended from time to time by us to our senior executives. In the event he is terminated for cause or without good reason, as defined under the agreement, he has no right to compensation or reimbursement or to participate in any benefit programs, except as may otherwise be provided by law, for any period subsequent to the effective date of termination. In the event of termination without cause, for good reason or change of control, as defined under the agreement, we are obligated to pay him 12 months base salary at the then current rate, to be paid from the date of termination until paid in full, any accrued benefits under any employee benefit plan extended to him, and he is entitled to immediate vesting of all granted but unvested options and the payment on a pro rate basis of any bonus or other payments earned in connection with any bonus plan to which he is a participant. The agreement also contains a non-competition and non-solicitation provision for a period of up to nine months from the date of termination.

On July 9, 2014, Mr. Dennis W. Healey, ASTV’s chief financial officer and a member of our board of directors, tendered his resignation from all positions with our company, to become effective on August 8, 2014.

On February 26, 2016, ASTV was sued for an alleged breach of an employment agreement by Mr. Healey seeking $141,000 in compensation benefits. The Company has filed a motion to dismiss.

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

In addition, the Severance Agreement further provided for the modification of Mr. Rogai’s outstanding options, providing for vesting in full upon termination and extending their exercise period to the full term of the initial grant. This modification, including accelerated vesting, resulted in a non-cash charge to stock based compensation of approximately $327,000.

Mark Ethier

Effective July 1, 2014, the Company appointed Mr. Ethier as chief operating officer and president of ASTV. In addition, he was appointed to serve on the board of directors and has served since July 1, 2014. On July 1, 2014 (“Effective Date”), ASTV entered into a three year employment agreement with Mr. Ethier. The employment agreement provides for a base salary in the amount of $180,000 per annum, although from the Effective Date through October 31, 2014 the rate shall be reduced to $72,000. Mr. Ethier shall also be entitled to an annual bonus as determined by the board of directors. Furthermore, under the employment agreement, within thirty days following the Effective Date, and subject to approval of the board of directors, Mr. Ethier shall be granted a number of restricted shares of common stock of the Company equivalent to 4% of outstanding shares of the Company (on a fully diluted basis) on the date of grant. Subject to Mr. Ethier’s continued employment in good standing, the grant shall vest in 1/4th increments on each of the first two year anniversaries of the Effective Date, and the final 1/2 vesting on the third anniversary of the Effective Date. The employment agreement provides for ordinary executive benefits and perquisites, and imposes standard non-competition and non-solicitation covenants. The employment agreement also contain a provision which provides that for 360 days following any change in control, the termination or resignation of the officer will be treated as a termination without cause. As such, the officer would be entitled to severance compensation for the remaining compensation left for the term of his employment agreement, and all unvested stock, stock equivalents or stock options would immediately vest in full, free of Company-imposed restrictions.

On August 20, 2014, the Company amended and restated the agreement to remove the provision for issuance of options within 30 days of the original effective date and provide that upon board approval Mr. Ethier shall be granted such number of shares of restricted common stock of the Company equivalent to 4% of outstanding shares of the Company (on a fully diluted basis), which equals 25,174,888 shares of common stock based on a grant date of August 20, 2014. The shares shall vest in 25% increments each of the initial two years following the initial effective date of the agreement and the final 50% vesting three years following the initial effective date of the agreement.

On January 8, 2015, Mark Ethier, under a letter agreement, resigned as an employee (and as an officer) of the Company and its subsidiaries effective January 8, 2015.  Mr. Ethier shall remain a member of the Company’s board of directors. Pursuant to Mr. Ethier’s resignation he is not entitled to any payments or benefits subsequent to the effective date of termination of his employment and the Company agreed to waive his non-competition and non-solicitation covenants.  In addition, the Company agreed to vest and issue to Mr. Ethier 6,000,000 shares of restricted common stock, which approximately equals the number of shares of common stock that would have vested upon the first anniversary of Mr. Ethier’s amended and restated employment agreement. The remainder of Mr. Ethier’s restricted stock grants were forfeited at that time.

Employment Agreements Assumed By ASTV

Each of Ms. Mather and Messrs. DeCecco, and Stastney were party to an employment agreement with IBI, each of which was assigned to Infusion in connection with the Infusion Merger. The agreements provide for base salaries in the amount of $260,000 for Mr. DeCecco, $150,000 for Ms. Mather, and $175,000 for Mr. Stastney. Each agreement also provides for ordinary executive benefits and perquisites, and imposes standard non-competition and non-solicitation covenants. The agreements contain a provision which provides that for 360 days following any change in control, the termination or resignation of the employee will be treated as a termination without cause. As such, the employee would be entitled to severance compensation equal to the remaining compensation left for the term of his agreement, and all unvested stock, stock equivalents or stock options would immediately vest in full, free of Company-imposed restrictions. “Change in control” means either: (i) any person, entity or group acquires 51% or more of either the outstanding shares of common stock or the combined voting power of the company's outstanding voting securities entitled to vote generally in the election of directors; or (ii) Infusion's shareholders approve a reorganization, merger or consolidation with respect to which persons who were the shareholders of Infusion immediately prior to such event no longer own 51% or great of the outstanding voting securities of Infusion. In connection with the Infusion Merger, each such employee has executed an amendment to their employment agreement with Infusion to set the expiration date of the employment agreements at June 15, 2018, and waive for 360 days any right to change in control payments to which they might otherwise be entitled upon resignation or termination for cause following the Infusion Merger.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Mark Ethier (1)	–	–	–	–	–	25,174,888	$1,006,996	–	–
									–
Steve Rogai (2)	350,000	–	–	1.50	5/25/2015	–	–	–	–
	150,000	–	–	0.96	9/26/2016	–	–	–	–
	350,000	–	–	0.68	12/7/2022	–	–	–	–

Ronald C. Pruett, Jr. (3)	–	–	–	–	–	–	–	–	–

Dennis W. Healey (4)	–	–	–	–	–	–	–	–	–

(1) Subsequent to December 31, 2014, Mr. Ethier and ASTV entered into a letter agreement to vest immediately 6,000,000 of the 25,174,888 restricted shares. The remaining restricted shares were forfeited. See above section for discussion on the terms of the letter agreement.

(2) Mr. Rogai resigned March 31, 2013. His Severance Agreement provided for modification of the options to extend their termination date until the option contractually expires.

(3) Mr. Pruett resigned effective April 10, 2014. All of his 3,050,000 options expired 90 days from date of resignation.

(4) Mr. Healy resigned effective August 8, 2014. All of his 450,000 options expired 90 days from date of resignation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At August 8, 2016 we had 542,815,115 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of August 8, 2016 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 15505 Long Vista Drive, Austin, TX 78728. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares Beneficially owned		% of Class

Shadron Stastney	452,960,490	(1)	83.4%
Jason Post	–		*
Fredrick Schulman	–		*
Mark Ethier	6,000,000	(2)	1.1%

All directors and executive officers as a group (4 persons)	466,057,900	(1)(2)	84.5%

Infusion Brands International, Inc.	452,960,490	(1)	83.4%

MIG7 Warrant, LLC(4)	34,293,224	(3)	6.3%

———————

* None

(1) The number of shares beneficially owned by Mr. Stastney includes 452,960,490 shares beneficially owned by Infusion Brands International, Inc., an entity over which Mr. Stastney has shared voting control.

(2) Issued in connection with a letter agreement dated January 8, 2015 whereby Mr. Ethier separated from employment as Chief Operating Officer and remained a board director.

(3) Includes shares of common stock underlying a warrant to purchase currently 34,293,244 shares, at an exercise price of $0.001 per share, representing 4.99% of the common stock of the Company on a fully diluted basis on the date of exercise at any time.

(4) Mallitz Investment Group has voting control and their address is 8043 Cooper Creek Blvd, Suite 208, University Park, Florida, 34201.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:
2010 Equity Compensation Plan	525,000	$1.32	375,000
Non-Executive Equity Incentive Plan	80,000	$0.70	720,000
Assumed options, eDiets Stock Option Plan	1,559,494	$1.99	3,507,307
2013 Equity Compensation Plan	517,500	$0.68	8,482,500
Plans not approved by shareholders	–	–	–

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

At December 31, 2014 there are outstanding:

•	options to purchase 525,000 shares of our common stock under the Executive Plan with exercise prices ranging from $0.96 to $1.50 per share;
•	options to purchase 80,000 shares of our common stock under the Non-Executive Plan with exercise prices ranging from $0.68 to $0.96 per share; and
•	options to purchase 517,500 shares of our common stock under the 2013 Plan with exercise prices at $0.68 per share.
•	options to purchase 1,559,494 shares of our common stock to the former eDiets option holders in connection with the acquisition with exercise prices ranging from $0.38 to $13.28 per share.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Prior to June 30, 2014, Mr. Stastney, a member of our board of directors, was a member in and chief operating officer of Vicis Capital, LLC, the investment advisor to Vicis Capital Master Fund. Vicis Capital Master Fund is the holder of the Senior Secured Debenture.

Pursuant to a Contribution and Assumption Agreement entered into on March 31, 2014 between Infusion and IBI, Infusion received assets of approximately $1,014,000, assumed $11,000,000 of obligations, and recognized a capital contribution of approximately $10,181,000 after all amounts owed by Infusion to IBI were extinguished. IBI was Infusion’s Parent prior to the Infusion reverse merger and is currently ASTV’s largest shareholder with 85.2% ownership of outstanding common stock.

Ronco is indebted to CD3 Holdings, Inc. (CD3), its sole shareholder, for approximately $3,000,000. The indebtedness is in the form of a promissory note. In addition, Ronco has an outstanding receivable from CD3 of approximately $4893,000 and contains no payment or interest terms. The Company determined that receivable was uncollectible and, therefore, wrote the promissory note off to bad debt expense.

Included within the assets IBI contributed to Infusion, there is an 18% bearing note receivable due from CD3 with a past due outstanding principal amount of approximately $711,000 with accrued interest receivable of approximately $325,000. The Company determined that this note along with its accrued interest was uncollectible. Consequently, the Company recorded a loss within the other income (expense) caption of the consolidated statement of operations.

Director independence

The board of directors has determined that none of our directors is an “independent director” as defined in the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Currently, our Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, Marcum LLP for fiscal 2014 and EisnerAmper LLP for fiscal 2013 as well as the fees charged for such services. In its review of non-audit service and its appointment of Marcum LLP for fiscal 2014 and EisnerAmper LLP for fiscal 2013 as the Company’s independent registered public accounting firm for those respective periods, the board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Marcum LLP and EisnerAmper LLP were approved by our Audit Committee. The following table shows the fees that were billed for the audit and other services for fiscal 2014 and fiscal 2013.

	Marcum LLP		EisnerAmper LLP
	2014	2013	2014	2013
Audit Fees	$265,000	$–	$–	$142,200
Audit-Related Fees	–	–	–	–
Tax Fees	–	–	–	–
All Other Fees	–	–	–	–
Total	$265,000	$–	$–	$142,200

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

All Other Fees — This category consists of fees for other miscellaneous items.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

•	Report of Independent Registered Public Accounting Firm
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance sheets at December 31, 2014 and 2013
•	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
•	Consolidated Statements of Changes in Stockholders’ Equity/(Deficiency) at December 31, 2014
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
•	Notes to Consolidated Financial Statements

(b) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger effective May 28, 2010 (1)
2.2	Agreement and Plan of Merger by and among As Seen On TV, Inc., eDiets Acquisition Company and eDiets.com, Inc. dated as of October 31, 2012 (10)
2.3	Agreement and Plan of Merger, dated April 2, 2014, by and among As Seen On TV, Inc., ASTV Merger Sub, Inc., Infusion Brands International, Inc. and Infusion Brands, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K)† (22)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation dated April 18, 2008 (2)
3.3	Amendment to Articles of Incorporation dated August 5, 2010 (8)
3.4	Amendment to Articles of Incorporation effective October 28, 2011 (6)
3.5	Bylaws (2)
4.7	Form of Warrant issued August 29, 2011 (5)
4.8	Form of Warrant issued under Securities Purchase Agreement dated October 28, 2011 (6)
4.9	Form of Placement Agent Warrant issued under Securities Purchase Agreement dated October 28, 2011 (6)
4.10	Form of Common Stock Warrant issued under Securities Purchase Agreement dated October 28, 2011 (6)
4.12	Form of Warrant dated June 28, 2012 (7)
4.13	Form of 12% Senior Secured Convertible Note (9)
4.14	Form of Warrant dated September 7, 2012 (9)
4.15	Form of Placement Agent Warrant dated September 7, 2012 (9)
4.16	Form of Warrant dated November 14, 2012 (11)
4.17	Form of Placement Agent Warrant dated November 14, 2012 (11)
4.18	Form of Warrant dated April 2, 2014 (21)
10.1	Services Agreement with Kevin Harrington (4)**
10.2	Employment Agreement with Steve Rogai (4)**
10.3	Employment Agreement with Dennis W. Healey (4)**
10.4	Form of Independent Director Agreement (4)**
10.5	2010 Executive Equity Incentive Plan (3)**
10.6	2010 Non Executive Equity Incentive Plan (3)**
10.10	Securities Purchase Agreement effective August 29, 2011 (5)
10.12	Securities Purchase Agreement dated October 28, 2011 (6)
10.16	Asset Purchase Agreement dated June 22, 2012 by and among Seen On TV, LLC and Mary Beth Gearhart (formerly Fasano) and TV Goods, Inc. and As Seen On TV, Inc. (7)
10.17	$500,000 principal amount Senior Promissory Note dated September 6, 2012 issued by eDiets.com, Inc. in favor of As Seen On TV, Inc. (8)
10.18	Securities Purchase Agreement dated September 7, 2012 (9)
10.19	Security Agreement dated September 7, 2012 (9)
10.21	Securities Purchase Agreement dated November 14, 2012 (11)
10.22	License Agreement with Kevin Harrington dated February 8, 2012 (12)**
10.23	Amendment to Services Agreement with Kevin Harrington dated March 8, 2013 (12)**
10.24	Amendment to License Agreement with Kevin Harrington dated March 8, 2013 (12)**
10.25	Agreement and General Release dated March 13, 2013 between As Seen On TV, Inc. and Steve Rogai (13)**
10.26	Employment Agreement, dated May 1, 2013, between As Seen On TV, Inc. and Ronald C. Pruett, Jr. (14)**
10.27	Assignment and Assumption Agreement, dated May 21, 2013, between TVGoods, Inc. and As Seen On TV, Inc. (15)
10.28	Second Amendment to License Agreement, dated May 21, 2013, between As Seen On TV, Inc. and Kevin Harrington (15)**
10.29	Second Amendment to Services Agreement, dated May 21, 2013, between As Seen On TV, Inc. and Kevin Harrington (15)**
10.30	2013 Equity Compensation Plan, as amended (18) **
10.31	eDiets.com, Inc. Amended and Restated Equity Incentive Plan. (16) **
10.38	Fourth Amendment dated February 6, 2012 to eDiets.com, Inc. Amended and Restated Equity Incentive Plan. (17) **
10.39	eDiets.com, Inc. Amended and Restated Equity Incentive Plan, as amended. (17) **
10.45	Chefs Diet National Co., LLC Asset Purchase and Revenue Sharing Agreement dated August 23, 2013 (19)

10.46	Lease Agreement, as amended on August 23, 2013 (22)
10.47	Senior Note Purchase Agreement, dated April 3, 2014, by and among As Seen On TV, Inc., Infusion Brands, Inc., eDiets.com, Inc., Tru Hair, Inc., TV Goods Holding Corporation, Ronco Funding LLC, and MIG7 Infusion, LLC †(20)
10.48	Senior Secured Promissory Note, dated April 3, 2014, in favor of MIG7 Infusion, LLC (20)
10.49	Security Agreement, dated April 3, 2014, by and among As Seen On TV, Inc., Infusion Brands, Inc., eDiets.com, Inc., Tru Hair, Inc., TV Goods Holding Corporation, Ronco Funding LLC, and MIG7 Infusion, LLC †(20)
10.50	Pledge Agreement, dated April 3, 2014, by and among As Seen On TV, Inc., Infusion Brands, Inc., eDiets.com, Inc., Tru Hair, Inc., TV Goods Holding Corporation, Ronco Funding LLC, and MIG7 Infusion, LLC(20)
10.51	Intercreditor Agreement, dated April 3, 2014, by and among As Seen On TV, Inc., Infusion Brands, Inc., eDiets.com, Inc., Tru Hair, Inc., TV Goods Holding Corporation, Ronco Funding LLC, Vicis Capital Master Fund, and MIG7 Infusion, LLC (20)
10.52	Asset Purchase Agreement dated October 28, 2014 among As Seen on TV, Inc., TV Goods, Inc. and Telebrands Corp. (21)
10.53	Loan and Security Agreement between DSCIT Capital Partners LLC and Ronco Holdings, Inc. dated March 4, 2014 *†
10.54	Shadron Stastney Employment Agreement dated August 1, 2013 *
21.1	List of subsidiaries of the Company *
23.1	Consent of Independent Registered Public Accounting Firm *
23.2	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Chief Executive Officer pursuant to Section 1350 *
32.2	Certification of Chief Financial Officer pursuant to Section 1350 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

———————

*	Filed herewith
**	Management contract or compensatory plan arrangement.
†	As Seen on TV, Inc. hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
(1)	Incorporated by reference to Form 8-K dated May 28, 2010 filed on June 4, 2010.
(2)	Incorporated by reference to Registration Statement on Form S-1 Registration Statement filed April 24, 2008 (333-150419).
(3)	Incorporated by reference to Schedule 14C Definitive Information Statement filed on July 8, 2010.
(4)	Incorporated by reference to Form 8-K dated October 28, 2011 filed on November 3, 2011.
(5)	Incorporated by reference to Form 8-K dated August 29, 2011 filed on August 31, 2011.
(6)	Incorporated by reference to Form 8-K dated November 18, 2011 as filed on November 21, 2011.
(7)	Incorporated by reference to the Form 8-K dated June 28, 2012 filed on July 5, 2012.
(8)	Incorporated by reference to the Form 8-K dated September 7, 2012 filed September 13, 2012.
(9)	Incorporated by reference to the Form 8-K dated September 20, 2012 filed September 25, 2012.
(10)	Incorporated by reference to the Form 8-K dated October 31, 2012 filed November 1, 2012.
(11)	Incorporated by reference to the Form 8-K dated December 28, 2012 filed January 4, 2013.
(12)	Incorporated by reference to the Form 8-K dated March 8, 2013 filed March 14, 2013.
(13)	Incorporated by reference to the Form 8-K dated March 13, 2013 filed March 19, 2013.
(14)	Incorporated by reference to the Form 8-K dated May 2, 2013 filed May 7, 2013.
(15)	Incorporated by reference to the Form 8-K dated May 21, 2013 filed May 24, 2013.
(16)	Incorporated by reference to eDiets.com, Inc.’s Form S-8 filed with the SEC on August 16, 2010.
(17)	Incorporated by reference to eDiets.com, Inc.’s Form 8-K filed with the SEC on February 10, 2012.
(18)	Incorporated by reference to Schedule 14 Information Statement filed with the SEC on July 22, 2013.
(19)	Incorporated by reference to Form 8-K filed with the SEC on August 26, 2013.
(20)	Incorporated by reference to Form 8-K dated April 2, 2014 as filed with SEC on April 8, 2014.
(21)	Incorporated by reference to Form 8-K dated October 28, 2014 as filed with SEC on November 3, 2014.
(22)	Incorporated by reference to Form 10-K dated June 16, 2014 as filed with SEC on June 19, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

As Seen On TV, Inc.

September 1, 2016	By:	/s/ Shadron Stastney
Shadron Stastney, Chief Executive Officer

	By:	/s/ Jason Post
Jason Post, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Shadron Stastney	Chief Executive Officer and Director	September 1, 2016
Shadron Stastney

/s/ Jason Post	Principal Financial Officer	September 1, 2016
Jason Post

/s/ Mark Ethier	Director	September 1, 2016
Mark Ethier

/s/ Fredrick Schulman	Director	September 1, 2016
Fredrick Schulman

INDEX TO FINANCIAL STATEMENTS

AS SEEN ON TV, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of As Seen on TV, Inc.

We have audited the accompanying consolidated balance sheet of As Seen on TV, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2013, were audited by other auditors whose report dated August 28, 2014, expressed an unmodified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2014 financial statements referred to above present fairly, in all material respects, the consolidated financial position of As Seen on TV, Inc., as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, under existing circumstances there is substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2014. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of Infusion Brands, Inc. as of and for the year ended December 31, 2013, were audited by other auditors, whose report, dated August 28, 2014 expressed an unmodified opinion on those financial statements, which contained an explanatory paragraph as to the Company’s ability to continue as a going concern. As discussed in Note 1 to the financial statements, the Company has adjusted its fiscal 2013 financial statements to retrospectively reflect the reverse acquisition with Infusion Brands, Inc. on April 2, 2014. The other auditors reported on the December 31, 2013 financial statements before the retrospective adjustments.

As part of our audit of the financial statements as and for the year ended December 31, 2014, we also audited the adjustments to the fiscal 2013 financial statements to retroactively reflect the effects of the reverse acquisition that occurred subsequent to the year ended December 31, 2013, as described in Note 1. We also audited certain information in notes 16, 17 and 18, relating to the Company providing earnings per share, segment information and the income tax rate reconciliation, all required to be provided by a registrant for 2013. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the financial statements of Infusion Brands, Inc. for the year ended December 31, 2013, other than with respect to the adjustments and, accordingly, we do not express an opinion, or any other form of assurance, on such financial statements taken as a whole.

/s/ Marcum LLP

Fort Lauderdale, FL

September 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

As Seen on TV, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the reverse acquisition accounting described in Note 1, and the addition of certain disclosures in Note 16, 17 and 18 for earnings per share, segment information and reconciliation of the income tax rate which are required by a registrant, the balance sheet of Infusion Brands, Inc. (the “Company” and successor to As Seen on TV, Inc.) as of December 31, 2013 and the related statements of operations, stockholder’s deficit, and cash flows for the year then ended. The 2013 financial statements before the effects of the adjustments and additional disclosures are not presented herein. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the 2013 financial statements, before the effects of the adjustments to retrospectively apply the reverse acquisition accounting described in Note 1 and the addition of certain disclosures in Note 16, 17 and 18 for earnings per share, segment information and reconciliation of the income tax rate which are required by a registrant present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse acquisition accounting described in Note 1 and the addition of certain disclosures in Note 16, 17 and 18 for earnings per share, segment information and reconciliation of the income tax rate which are required by a registrant and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.

/s/ EisnerAmper LLP

Iselin, NJ

August 28, 2014

As Seen on TV, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash	$695,992	$91,397
Accounts receivable, net	3,179,996	1,127,058
Inventories	5,610,048	879,178
Prepaid expenses and other current assets	890,081	96,826
Total current assets	10,376,117	2,194,459

Restricted cash - non current	60,462	–
Property, plant and equipment, net	450,895	100,732
Intangibles assets, net	948,680	–
Deposits	2,185	–
Total Assets	$11,838,339	$2,295,191

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$11,489,229	$2,193,664
Deferred revenue	722,173	37,030
Accrued expenses and other current liabilities	6,915,110	659,695
Accounts receivable financing arrangement	269,975	473,960
Revolving loan	1,709,586	–
Notes payable, related party – current portion	3,000,144	–
Notes payable - current portion	19,727,445	–
Warrant liability	2,033,495	–
Due to affiliates	–	20,138,733
Total current liabilities	45,867,157	23,503,082

Notes payable	2,248,875	–
Notes payable, related party	11,211,562	–
Total liabilities	59,327,594	23,503,082

Commitments and contingencies (Note 14)

Redeemable preferred stock (Note 15)	2,700,000	–

Stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	–	–
Common stock, $.0001 par value; 750,000,000 shares authorized and 531,815,115 and 452,960,490 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	53,182	45,296
Additional paid-in capital	23,825,124	6,438,443
Accumulated deficit	(49,565,017)	(27,691,630)
Total ASTV stockholders' equity	(25,686,711)	(21,207,891)

Noncontrolling interest in Ronco Holdings, Inc.	(24,502,544)	–

Total stockholders' deficit	(50,189,255)	(21,207,891)

Total liabilities, redeemable preferred stock and stockholders' deficit	$11,838,339	$2,295,191

See accompanying notes to consolidated financial statements

The following table presents the assets and liabilities of the Company's consolidated variable interest entity as of December 31, 2014, which is included on the consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entity. The liabilities in the table below include third-party liabilities of the consolidated variable interest entity only, and for which creditors or beneficial interest holders do not have recourse to the Company, and exclude intercompany balances that eliminate in consolidation.

ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITY THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITY:

Cash	$502,661
Accounts receivable	2,056,184
Inventories	4,607,441
Prepaid expenses and other assets	81,772
Property and equipment	260,090
Intangible assets	907,095
Total assets	$8,415,243

LIABILITIES OF CONSOLIDATED VARIABLE INTEREST ENTITY FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:

Accounts receivable	$7,199,760
Accrued expenses	3,621,191
Line of credit	1,709,586
Notes payable	15,404,059
Total liabilities*	$27,934,596

*Excludes intercompany liabilities of $2,283,191 that eliminate in consolidation

See accompanying notes to consolidated financial statements

As Seen On TV, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31

	2014	2013

Revenues	$18,903,353	$14,731,837
Cost of revenues	13,362,657	11,257,676
Gross profit	5,540,696	3,474,161

Operating expenses:
Selling and marketing expenses	10,771,989	2,174,375
General and administrative expenses	11,194,954	4,979,688
Impairment of goodwill	20,007,174	–
Impairment of other intangible assets	5,401,136	–
Loss on related party receivable	488,457	–
Loss from operations	(42,323,014)	(3,679,902)

Other income (expense):
Change in fair value of warrants	2,043,230	–
Interest expense	(5,304,839)	(330,793)
Interest income	60,303	–
Loss on write off note receivable - related party	(1,036,465)	–
Other income (expense)	(4,945)	14,642
Net other income (expense)	(4,242,716)	(316,151)

Loss before provision for income taxes	(46,565,730)	(3,996,053)

Income tax benefit	189,799	–

Net loss	(46,375,931)	(3,996,053)
Less: Net loss attributed to noncontrolling interest in Ronco Holdings, Inc.	24,502,544	–
Net loss attributable to As Seen On TV, Inc.	(21,873,387)	(3,996,053)

Basic and diluted loss per share	$(0.04)	$(0.01)

Basic and diluted weighted-average number of common shares outstanding	537,898,875	452,960,490

See accompanying notes to consolidated financial statements

As Seen on TV, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

For the Years Ended December 31, 2014 and 2013

	Common Shares, $.0001 Par Value				Total
	Per Share		Additional		ASTV	Noncontrolling	Total
	Shares		Paid-In	Accumulated	Stockholders'	Interest in	Stockholders'
	Issued	Amount	Capital	Deficit	Deficit	Ronco	Deficit
Balance at January 1, 2013	452,960,490	$45,296	$5,761,252	$(23,695,577)	$(17,889,029)	$–	$(17,889,029)

Share based compensation	–	–	677,191	–	677,191	–	677,191
Net loss	–	–	–	(3,996,053)	(3,996,053)	–	(3,996,053)
Balance at December 31, 2013	452,960,490	45,296	6,438,443	(27,691,630)	(21,207,891)	–	(21,207,891)

Share based compensation	–	–	575,686	–	575,686	–	575,686
Affiliate capital contribution	–	–	10,181,201	–	10,181,201	–	10,181,201
Shares issued in connection with ASTV merger	71,741,250	7,174	5,990,302	–	5,997,476	–	5,997,476
Shares issued under repricing agreement in connection with merger	7,113,375	712	639,492	–	640,204	–	640,204
Net loss attributable to noncontrolling interest	–	–	–	–	–	(24,502,544)	(24,502,544)
Net loss attributable to As Seen On TV, Inc.	–	–	–	(21,873,387)	(21,873,387)	–	(21,873,387)
Balance at December 31, 2014	531,815,115	$53,182	$23,825,124	$(49,565,017)	$(25,686,711)	$(24,502,544)	$(50,189,255)

See accompanying notes to consolidated financial statements

As Seen on TV, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(46,375,931)	$(3,996,053)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of discount on notes payable	2,984,006	–
Amortization of debt issuance costs	328,678	–
Charges for inventory obsolescence	924,435	35,000
Change in allowance for sales refunds	110,631	(214,441)
Change in allowance for uncollectible accounts	414,354	(8,479)
Depreciation and amortization	724,426	39,490
Gain on warrant revaluation	(2,043,230)	–
Impairment of goodwill	20,007,174	–
Impairment of other intangible assets	5,401,136	–
Loss on inventory deposit	200,000	–
Loss on related party receivable	488,457	–
Loss on impairment of notes receivable	1,036,465	–
Share-based compensation expense	575,686	677,191
Changes in operating assets and liabilities
Accounts receivable	(2,215,748)	(880)
Inventories	(4,137,931)	75,717
Prepaid expenses and other current assets	(251,758)	(80,320)
Accounts payable	5,575,271	(101,601)
Accrued expenses and other current liabilities	3,452,997	284,778
Deferred revenue	641,148	(161,544)
Other	28,392	(8,095)
Net cash used in operating activities	(12,131,342)	(3,459,237)

Cash flows from investing activities
Cash acquired in connection with acquisitions	150,398	–
Sale of intangible asset	3,000,000	–
Purchase of property and equipment	(277,132)	(4,717)
Net cash provided by (used in) investing activities	2,873,266	(4,717)

Cash flows from financing activities
Capital contribution from Infusion Brands International	31,161	–
Funds borrowed from affiliated entities	28,451	4,401,981
Net payments made on accounts receivable factoring arrangement	(203,985)	(1,135,409)
Net borrowings on line of credit	1,709,586	–
Principal payments on notes payable	(150,903)	–
Proceeds from senior secured note payable	8,406,833	–
Proceeds from other notes payable	41,528	–
Net cash provided by financing activities	9,862,671	3,266,572

Net increase (decrease) in cash	604,595	(197,382)
Cash at beginning of year	91,397	288,779
Cash at end of year	$695,992	$91,397

Supplemental Cash Flow Information
Cash paid for interest	$1,614,087	$330,976
Cash paid for income taxes	$–	$–
Non Cash Investing and Financing Activities
Capital contribution from Infusion Brands International	$10,181,201	$–
Common shares issued in connection with merger	$6,637,680	$–
Debt issuance costs related to issuance of secured note payable	$441,221	$–
Insurance premiums financed through note payable	$292,140	$–
Original issue discount on senior secured note payable	$1,392,767	$–
Reclassification of accrued interest to principal balance of debt	$211,562	$–
Warrants issued with notes payable	$2,407,930	$–

*See additional disclosure of non cash activity in Note 4 and Note 11.

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

The merger has been accounted for as a reverse acquisition with Infusion treated for accounting purposes as the acquirer. As such, the financial statements of Infusion Brands, Inc. are treated as the historical financial statements of the Company, with the results of ASTV being included from April 2, 2014 and thereafter. As a result, the consolidated balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows of Infusion as of December 31, 2013 and for the year then ended are now reflected as those of the Company. See Note 4.

Concurrent with the April 2, 2014 Merger Agreement, Infusion assumed all assets and obligations of IBI, including all rights held by IBI under a participation agreement between IBI and secured creditors of Ronco Holdings, Inc. (“Ronco”). Accordingly, while Infusion did not at that time hold an equity position in Ronco, Ronco was deemed a Variable Interest Entity (“VIE”) with Infusion being the primary beneficiary, therefore, the results of Ronco are included in the consolidated financial statements from March 6, 2014 until December 31, 2014. On May 31, 2015, the Company acquired all of the remaining secured debt and 100% of the equity ownership of Ronco. From and after May 31, 2015 Ronco is reported as a wholly-owned subsidiary of the Company. See Note 3 for specifics of the participation agreement and VIE determination.

Following the aforementioned reverse merger, ASTV changed its fiscal year end from March 31st to December 31st to align with the fiscal year end of Infusion and Ronco. This was done to improve financial comparability of the consolidated group.

The consolidated results of operations include the revenues and expenses of Ronco subsequent to March 6, 2014, the date Ronco became a VIE, and ASTV’s business subsequent to April 2, 2014, the closing date of the reverse acquisition.

Collectively ASTV, Infusion and Ronco are referred to as the “Company” herein.

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

Infusion

Infusion is a Nevada Corporation and a wholly-owned subsidiary of ASTV. During the period covered by this report, Infusion was a consumer products company that competes in three key product verticals – hardware, home goods, and cleaning – with a portfolio of revenue-generating brands including DualSaw, DualTools™, and DOC Cleaning. Its products are sold globally through a variety of national retailers, online retailers, catalogs, infomercials, and live shopping channels. Infusion’s operations were discontinued effective June 26, 2015. See footnote 19.

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

Segments

Commencing with the reverse merger and until December 31, 2014, the Company organized its business into four operating segments to align its organization based upon the Company’s management structure, products and services offered and funding requirements. The four operating segments that management defined were (1) Hardware, (2) Home Goods, (3) eCommerce, and (4) Corporate and Other. From and after January 1, 2015, the Company reorganized its business into five segments of which four segments are based on sales channel and 1 is based upon corporate finance and management activities. The five segments identified by management are (1) Retail, (1) Live Shopping, (3) Direct Response and (4) International/Royalty and (5) Corporate and Other. See Note 17 for further segment discussion.

Liquidity and Going Concern

At December 31, 2014, we had a cash balance of approximately $696,000, a working capital deficit of approximately $35,491,000 and an accumulated deficit of approximately $49,565,000. We have experienced losses from operations since our inception and defaulted on our debt, and we have relied on a series of private placements of secured and unsecured promissory notes to fund operations. The Company cannot predict how long it will continue to incur losses or whether it will ever become profitable.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported periods. The significant estimates included in the Company’s financial statements include the allowance for doubtful accounts, allowance for sales returns, inventory reserves, the estimated lives and carrying value of property and equipment, intangible assets, and goodwill, the inputs used in determining the fair value of stock-based compensation and warrant liabilities, and the allocation of the consideration in the business combinations. Our management believes the estimates utilized in preparing our consolidated financial statements are reasonable. Actual results could differ significantly from these estimates.

Restricted Cash

Restricted cash represents funds held by credit card processors for purposes of mitigating chargeback risk.

Revenue Recognition

We recognize revenue from product sales in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 605 — Revenue Recognition. Revenue from product sales is recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customer’s order is received and we receive acknowledgment of receipt by a third party shipper and collection is reasonably assured. Taxes assessed by governmental authorities on revenue producing transactions are excluded from revenue. Taxes collected are recorded as liabilities until their remittance.

The Company provides an allowance for returns based upon specific product warranty agreements, past experience and industry knowledge. All significant returns for the periods presented have been offset against gross sales. The Company also provides a reserve for warranties, which is not significant and is included in accrued expense.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due from the sale of our power tools, cleaning, and housewares products and dietary programs, less an allowance for uncollectible accounts. The allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable, including the age of amounts due, the financial condition of our specific customers, knowledge of our industry and historical bad debt experience. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based upon management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The allowance for doubtful accounts was approximately $712,000 and $224,000 as of December 31, 2014 and December 31, 2013, respectively.

Inventories and Advances on Inventory Purchases

Inventories, which are substantially all finished goods, are stated at the lower of cost or market. Cost is determined using an average cost method. We review our inventory for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. During the year ended December 31, 2014, the Company wrote down approximately $924,000 of inventory deemed defective, obsolete or slow-moving.

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

Shipping and handling costs are included within cost of sales.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment, net

We record property, equipment and leasehold improvements at historical cost less accumulated depreciation. Expenditures for maintenance and repairs are recorded to expense as incurred; additions and improvements are capitalized. We provide for depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease. Major classes of depreciable assets at December 31, 2014 were equipment, furniture and fixtures and leasehold improvements with estimated useful lives of 3 years, 3 years and 10 years, respectively.

We review our long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other”. The test for impairment is conducted annually or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount.

The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment is assessed by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates and exit multiples.

The Company determined the goodwill was fully impaired at September 30, 2014. See Note 7.

Intangible assets include acquired customer relationships, Uniform Resource Locators (“URL”), patents, and trademarks. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets in accordance with ASC Topic 350 "Intangibles - Goodwill and Other”. Long-lived assets, including intangible assets with indefinite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

The Company determined certain of its intangible assets were wholly or partially impaired as of September 30, 2014 and December 31, 2014. See Note 7.

Share-based payments

The Company recognizes share-based compensation expense on share based awards under the provisions of ASC 718 Compensation - Stock Compensation. Compensation expense is measured at the grant date and is recognized ratably over the required service period, generally the vesting period.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following securities were not included in the computation of the Company’s diluted net loss per share as their effect would be anti-dilutive:

	Year Ended December 31,
	2014	2013
Stock options	2,561,994	–
Restricted stock grants	25,174,888	–
Warrants	63,284,020	–
Total dilutive securities	91,020,902	–

Concentrations

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

Inventory Suppliers

Substantially all of the Company products are manufactured by multiple non-related companies in China. Although management believes it could obtain the majority of its inventory from other manufacturers at competitive prices and with competitive payment terms, if its relationship with a primary manufacturer were terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company.

Direct Response Advertising and Infomercial Production Costs

Direct response advertising costs are expensed and classified as selling and marketing when the advertising first airs. Advertising cost expensed for the years ended December 31, 2014 and December 31, 2013 amounted to $5,252,000 and $568,000, respectively.

Direct response production costs consist of infomercial production costs. Such costs are deferred until the infomercial airs for the first time. These costs are classified as selling and marketing expenses when expensed.

Product Development Costs

Costs of research, new product development and product redesign are charged to expense as incurred.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Patent Renewal Costs

The Company's intellectual property portfolio consists mainly of patents with respect to the technology and use of its products. Patent renewal and maintenance fees are due at various times over the life of the patent to keep patent in force. The Company expenses these costs as incurred.

Operating Leases

The Company records rent payments from operating leases, which generally call for escalating payments over the term of the leases, on a straight-line basis over the lease term, as required in FASB ASC Topic 840 - Leases.  The difference between the rent payments and straight-line basis of such rent is recorded as deferred rent obligation and is included in accrued expenses and other current liabilities in the balance sheet.

Fair Value Measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on December 31, 2014 and December 31, 2013, respectively. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Standards Updates

In May 2014, the FASB has issued No. 2014-09, Revenues from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other, are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2015, the FASB has issued No. 2015-14, Revenues from Contracts with Customers (Topic 606), which deferred the effective date for annual and interim periods. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact that this ASU will have on its financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management has not early adopted this standard and is currently evaluating the impact of the adoption of ASU 2014-14 on our financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. Also consolidated are the assets, liabilities and results of operations of Ronco as a variable interest entity effective March 6, 2014. See Note 3. All inter-company account balances and transactions have been eliminated in consolidation.

Correction of Error & Fair Value Adjustments

During the interim periods ended June 30, 2014 and September 30, 2014, the Company reported the fair value of merger consideration effectively transferred of $5,997,476 with respect to the reverse merger. However, the previously reported value of merger consideration incorrectly excluded 7,113,375 of shares issued in connection to the merger via re-pricing agreements. The fair value of these shares at the date of the merger was approximately $640,000. The exclusion of such shares resulted in an understatement of goodwill and paid-in-capital at June 30, 2014. For the three and nine months ended September 30, 2014, this error resulted in an understatement of the impairment of goodwill and as of September 30, 2014 additional paid-in-capital and accumulated deficit.

Subsequent to the aforementioned interim periods, the Company revised its fair value estimate of the assets and liabilities acquired in connection with the reverse merger and VIE acquisition.

The tables below present (1) the originally filed interim period data for impacted financial statement lines, (2) the fair value estimate adjustments, (3) the correction of error adjustments, and (4) the restated balances for impacted financial statement line items.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of June 30, 2014
	As Originally Filed	Fair Value Adjustments*	Correction of Error	As Restated
Accounts receivable	$1,429,041	$(16,729)	$–	$1,412,312
Note receivable on asset sale - current	225,000	(225,000)	–	–
Prepaid expenses and other current assets	2,337,033	(201,942)	–	2,135,091
Total current assets	9,818,808	(443,671)	–	9,375,137
Note receivable on asset sale - less current portion	675,000	(675,000)	–	–
Property and equipment, net	407,803	38,450	–	446,253
Goodwill	16,421,922	2,945,047	640,204	20,007,173
Intangibles, net	11,427,926	(1,800,000)	–	9,627,926
Total assets	39,834,263	64,826	640,204	40,539,293

Accounts payable	6,060,146	(253,827)	–	5,806,319
Accrued expenses and other current liabilities	3,784,114	157,547	–	3,941,661
Total current liabilities	33,027,808	(96,280)	–	32,931,528
Deferred tax liability	–	189,799	–	189,799
Total liabilities	46,315,363	93,519	–	46,408,882
Additional paid-in capital	22,887,977	–	640,204	23,528,181
Noncontrolling interest in Ronco Holdings, Inc.	(1,141,666)	(28,693)	–	(1,170,359)
Total stockholders' deficit	(9,181,100)	(28,693)	640,204	(8,569,589)
Total liabilities, redeemable preferred stock and stockholders' deficit	$39,834,263	$64,826	$640,204	$40,539,293

	As of September 30, 2014
	As Originally Filed	Fair Value Adjustments*	Correction of Error	As Restated
Total assets	$15,741,463	$–	$–	$15,741,463
Total current liabilities	39,956,821	–	–	39,956,821
Deferred tax liability	–	189,799	–	189,799
Total liabilities	53,319,458	189,799	–	53,509,257
Additional paid-in capital	22,972,201	–	640,204	23,612,405
Accumulative deficit	(44,164,324)	(189,799)	(640,204)	(44,994,327)
Noncontrolling interest in Ronco Holdings, Inc.	(19,139,054)	–	–	(19,139,054)
Total stockholders' deficit	(40,277,995)	(189,799)	–	(40,467,794)
Total liabilities, redeemable preferred stock and stockholders' deficit	$15,741,463	$–	$–	$15,741,463

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	As Originally Filed	Fair Value Adjustments*	Correction of Error	As Restated	As Originally Filed	Fair Value Adjustments*	Correction of Error	As Restated
General and administrative expenses	$2,993,567	$21,265	$–	$3,014,832	$4,536,731	$28,693	$–	$4,565,424
Loss from operations	(3,557,926)	(21,265)	–	(3,579,191)	(4,545,064)	(28,693)	–	(4,573,757)
Loss before provision for income taxes	(3,195,916)	(21,265)	–	(3,217,181)	(4,430,629)	(28,693)	–	(4,459,322)
Net loss	(3,195,916)	(21,265)	–	(3,217,181)	(4,430,629)	(28,693)	–	(4,459,322)
Net loss attributable to noncontrolling interest in Ronco Holdings, Inc.	1,016,403	21,265	–	1,037,668	1,141,666	28,693	–	1,170,359
Net loss attributable to As Seen On TV, Inc.	(2,179,513)	–	–	(2,179,513)	(3,288,963)	–	–	(3,288,963)
Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00	$0.01	$0.00	$0.00	$0.01

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	As Originally Filed	Fair Value Adjustments*	Correction of Error	As Restated	As Originally Filed	Fair Value Adjustments*	Correction of Error	As Restated
General and administrative expenses	$3,765,144	–	$–	$3,765,144	$8,341,287	$–	$–	$8,341,287
Impairment loss on goodwill	19,177,171	189,799	640,204	20,007,174	19,177,171	189,799	640,204	20,007,174
Loss from operations	(25,582,972)	(189,799)	(640,204)	(26,412,975)	(32,151,012)	(189,799)	(640,204)	(32,981,015)
Loss before provision for income taxes	(31,104,303)	(189,799)	(640,204)	(31,934,306)	(35,611,748)	(189,799)	(640,204)	(36,441,751)
Net loss	(31,104,303)	(189,799)	(640,204)	(31,934,306)	(35,611,748)	(189,799)	(640,204)	(36,441,751)
Net loss attributable to noncontrolling interest in Ronco Holdings, Inc.	17,942,343	–	–	17,942,343	19,139,054	–	–	19,139,054
Net loss attributable to As Seen On TV, Inc.	(13,161,960)	(189,799)	(640,204)	(13,991,963)	(16,472,694)	(189,799)	(640,204)	(17,302,697)
Basic and diluted loss per share	$(0.02)	$0.00	$0.00	$(0.02)	$(0.04)	$0.00	$0.00	$(0.04)

*Subsequent changes to the value of assets acquired in connection with the reverse merger and VIE acquisition

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

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Management has concluded, as a result of the Participation Agreement, that Infusion is the primary beneficiary of Ronco as Infusion has the power to direct the activities of Ronco that most significantly impact its economic performance. Therefore, Ronco was consolidated effective March 6, 2014. Infusion’s initial consolidation of Ronco is accounted for as a business combination which requires that the assets, liabilities, and noncontrolling interest be recorded at fair value. This conclusion will be re-evaluated during subsequent reporting periods if the relationship between Infusion and Ronco changes.

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

A summary of Ronco assets and liabilities included in the Company’s consolidated financial statements at December 31, 2014, is as follows:

Assets
Current assets:
Cash	$502,661
Accounts receivable, net	2,056,184
Inventories	4,607,441
Prepaid expenses and other assets	81,772
Total current assets	7,248,058

Property and equipment, net	260,090
Intangible assets, net	907,095
Total assets	$8,415,243

Liabilities and Redeemable Preferred Stock
Current liabilities:
Accounts payable	$7,199,760
Accrued expenses	3,621,191
Line of credit	1,709,586
Notes payable	13,165,183
Total current liabilities	25,695,720

Long-term notes payable	2,238,876
Total liabilities	$27,934,596

Redeemable preferred stock	$2,700,000

Note: Excludes intercompany liabilities of $2,283,191 that eliminate in consolidation

The consolidated results of operations for the year ended December 31, 2014, include revenues attributable to Ronco of approximately $6,479,000 and a net loss attributable to Ronco of approximately $24,503,000.

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

The estimate of the consideration paid by the Company in the transaction is as follows:

Fair Value of the ASTV common shares	(A)	$7,096,917
Less:
Reduction in note payable to IBI	(B)	(450,000)
Interest accrued on IBI note payable	(C)	(9,237)
Consideration effectively transferred		$6,637,680

———————

(A)	Based on 78,854,625 common shares with a fair value of $0.09 per share, the closing price of ASTV common shares on April 2, 2014, the transaction closing date.
(B)	Represents a series of notes issued by ASTV to IBI between December 23, 2013 and March 14, 2014 used for general working capital purposes. In the event the merger transaction was not completed by June 30, 2014, all principal and related accrued interest became payable, which was forgiven when the transaction closed.
(C)	Accrued interest related to the IBI notes, accrued at 12% per annum.

The fair value of assets acquired and liabilities assumed were determined by our management. The following table summarizes the fair value amounts of assets acquired and liabilities assumed on the effective date of acquisition:

Cash and cash equivalents	$53,966
Accounts receivable	4,560
Prepaid expenses and other current assets	271,804
Restricted cash – non current	83,462
Property and equipment	43,798
Goodwill	4,044,100
Intangible assets	6,150,000
Deposits	2,185
Total assets acquired	10,653,875

Accounts payable	(625,413)
Accrued expenses and other current liabilities	(361,471)
Notes payable – current portion	(230,486)
Warrant liability	(1,668,795)
Current liabilities of discontinued operations	(904,788)
Notes payable – non current	(35,443)
Deferred tax liability	(189,799)
Total liabilities assumed	(4,016,195)
Net assets acquired	$6,637,680

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the $6,150,000 of acquired intangible assets $3,150,000 was allocated to our eDiets subsidiary and included $1,200,000 of customer relationships, $1,100,000 of domain names and $850,000 allocated to trade names. These intangibles are being amortized on a straight-line basis over a 5-year weighted average useful life. In addition, $3,000,000 of the purchase price was allocated to the Company’s asseenontv.com URLs and related websites which are not subject to amortization. See note 7.

The purchase price exceeded the fair value of the net assets acquired by $4,044,100 which was recorded as goodwill and assigned to our eCommerce segment. The Company does not expect any of the goodwill to be tax deductible.

The consolidated results of operations for the year ended December 31, 2014, include post-combination revenues of approximately $479,000 and net loss attributable to ASTV of approximately $9,491,000.

VIE Acquisition

Under the provisions of the Participation Agreement dated March 6, 2014, RFL Enterprises LLC, Ronco Funding, LLC and IBI agreed the acquisition of all rights with respect to secured debts held by creditors of Ronco would be transferred to IBI, subject to an initial payment of $2,000,000 and a final payment of $2,350,000 within one year. The initial payment was made in March 2014 and on April 2, 2014, concurrent with the execution of the merger agreement between the Company and Infusion, as discussed above, Infusion assumed all assets and obligations of IBI, including all rights held by IBI under the Participation Agreement. These rights included the ability to designate a majority of the members of Ronco Holdings board of directors, effective with the initial payment of $2,000,000. Accordingly, while Infusion had not yet acquired an equity position, Ronco was deemed a Variable Interest Entity under the provisions of ASC 810 – Consolidation with Infusion being the primary beneficiary. Accordingly, Ronco was consolidated into the Company’s consolidated statement of operations and balance sheet effective on March 6, 2014. See Note 3.

The fair value of assets and liabilities consolidated, as of March 6, 2014, the date of the Participation Agreement, was determined by our management. The following table summarizes the fair value amounts of assets and liabilities recorded as of the effective date:

Cash and cash equivalents	$96,432
Accounts receivable	735,442
Inventories	1,517,374
Prepaid expenses and other current assets	130,671
Property and equipment	246,815
Goodwill	15,963,074
Intangible assets	3,700,000
Total assets	22,389,808

Accounts payable	(2,190,090)
Accrued expenses and other current liabilities	(2,396,078)
Notes payable - current portion	(10,165,040)
Notes payable - related party - current portion	(3,016,227)
Notes payable - Non current portion	(1,922,373)
Redeemable preferred stock	(2,700,000)
Total liabilities and temporary equity	(22,389,808)
Consideration paid	$–

Of the $3,700,000 of acquired intangible assets $2,000,000 was allocated to our patents and $1,700,000 allocated to our trademarks. The patents are being amortized on a straight-line basis over a 9-year weighted average useful life. The trademarks are an indefinite lived intangible asset not subject to amortization. See note 7.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price exceeded the fair value of the net assets acquired by $15,963,074 which was recorded as goodwill and assigned to our Home Goods segment.

Pro Forma Results of Operations

The consolidated results of operations for the year ended December 31, 2014 do not include the revenues or expenses of Ronco prior to March 6, 2014 nor ASTV’s business on or prior to April 2, 2014, the closing date of the reverse acquisition.

The following unaudited pro forma results for the year ended December 31, 2014 and 2013 summarize the condensed consolidated results of operations of the Company, assuming the recognition of Ronco as a Variable Interest Entity and reverse acquisition had occurred on January 1, 2013 and after giving effect to the reverse acquisition adjustments, including amortization of intangibles, and transaction related costs:

	Year Ended December 31,
	2014	2013
Net revenues	$19,546,075	$30,110,380
Net income (loss) attributable to As Seen On TV, Inc. stockholders	(22,184,369)	18,555,935
Net loss per share
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04
Weighted-average number of common shares outstanding:
Basic	537,898,875	452,960,490
Diluted	537,898,875	454,085,490

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the recognition of Ronco and the reverse acquisition occurred on January 1, 2013, nor are they indicative of future results of operations.

Note 5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2014	2013
Advances on inventory	$282,499	$–
Debt issuance costs	116,917	–
Prepaid insurance	271,287	24,720
Prepaid media	170,375	–
Prepaid expenses - other	49,003	72,106
	$890,081	$96,826

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Property and Equipment, net

The following table summarizes our property and equipment at December 31, 2014 and December 31, 2013:

		Additions
Description	December 31, 2013	Participation Agreement	Merger	Contribution Agreement	Purchases	December 31, 2014
Equipment	$–	$190,231	$11,660	$–	$167,797	$369,688
Furniture and Fixtures	202,980	55,871	25,617	28,414	929	313,811
Leasehold Improvements	15,390	713	6,521	–	113,328	135,952
Total property and equipment	218,370	246,815	43,798	28,414	282,054	819,451
Accumulated depreciation	(117,638)	(117,062)	(14,770)	(25,270)	(93,816)	(368,556)
Property and equipment, net	$100,732	$129,753	$29,028	$3,144	$188,238	$450,895

Depreciation expense for the year ended December 31, 2014 and December 31, 2013 was approximately $224,000 and $39,490, respectively. Depreciation expense associated with tooling equipment of approximately $122,000 and $0 was included within cost of revenues for the year ended December 31, 2014 and December 31, 2013, respectively.

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

In addition, in connection with the Merger Agreement completed April 2, 2014 (see Note 4), we recognized certain identifiable intangibles other than goodwill. Identifiable intangibles other than goodwill consists of eDiets’ customer relationships of $1,200,000, eDiets’ domain names of $1,100,000, and eDiets’ trade names of $850,000, which are being amortized over a weighted-average period of five years. In addition, we recognized the Company’s asseenontv.com website of $3,000,000 and goodwill of $4,044,100, both are not subject to amortization. The website was sold in October 2014.

The fair values assigned to the intangible assets recognized in these transactions were based on estimates of our management using an income approach which utilized a significant number of nonobservable inputs.

On September 30, 2014, the Company recognized an impairment loss on goodwill and other intangible assets of approximately $20,007,000 and $2,793,000, respectively. The Company determined that significant qualitative conditions existed on September 30, 2014 to warrant an impairment test as of that date, rather than waiting 12 months from the date goodwill was recognized to do an annual test. The following are the conditions that led to that determination:

•	Poor overall financial performance of each reporting unit
•	The Company was in technical default on Senior Secured Debt
•	Insufficient working capital
•	Decreased share price

The Company recognized an additional impairment loss on its other intangible assets of approximately $2,608,000 on December 31, 2014. This additional impairment was with respect to Ronco’s patents and trademarks. As a result of the Company’s receiving a notice of default on its 14% Senior Secured Note (see Note 12), the Company re-assessed its projections and ability to maintain its patent renewal fees and consequently fully impaired its patents and partially impaired its trade names.

For the year ended December 31, 2014, goodwill was fully impaired and other intangible assets were partially impaired. See below table for the impairment loss recognized on other intangible assets.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our goodwill and other intangible assets for the year ended December 31, 2014.

Intangible Asset	December 31, 2013	Participation Agreement	Reverse Merger	Post Combination	Total	Accumulated Amortization	Impairment Loss	Disposition	Carrying Value
Goodwill	$–	$15,963,074	$4,044,100	$–	$20,007,173	$–	$(20,007,174)	$–	$–
Finite lived other intangibles:
Patents	–	2,000,000	–	–	2,000,000	(185,184)	(1,814,816)	–	–
Customer relationships	–	–	1,200,000	–	1,200,000	(120,000)	(1,038,415)	–	41,585
Domain names	–	–	1,100,000	–	1,100,000	(110,000)	(990,000)	–	–
Trade names	–	–	850,000	–	850,000	(85,000)	(765,000)	–	–
	–	2,000,000	3,150,000	–	5,150,000	(500,184)	(4,608,231)	–	41,585
Indefinite lived other intangibles:
Trademarks	–	1,700,000	–	–	1,700,000	–	(792,905)	–	907,095
asseenontv.com URL	–	–	3,000,000	–	3,000,000	–	–	(3,000,000)	–
	–	1,700,000	3,000,000	–	4,700,000	–	(792,905)	(3,000,000)	907,095
Intangible, net	$–	$19,663,074	$10,194,100	$–	$29,857,173	$(500,184)	$(25,408,310)	$(3,000,000)	$948,680

A summary of future amortization expense is as follows for the years ended December 31:

2015	$11,603
2016	11,606
2017	11,606
2018	6,770
$41,585

Note 8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2014	2013
Accrued compensation	$533,775	$281,287
Accrued interest	3,093,396	–
Accrued professional fees	162,750	197,682
Accrued registration penalty	156,000	–
Accrued royalties	169,640	150,222
Accrued sales returns	1,515,061	–
Accrued sales taxes	541,635	1,417
Accrued product warranty	116,007	26,834
Accrued property taxes	125,103	–
Accrues excise taxes	99,740	–
Accrued customs fees	48,003	–
Deferred lease obligation	135,036	–
Other accrued expenses	218,964	2,253
	$6,915,110	$659,695

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Accounts Receivable Financing Arrangement & Revolving Loan

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

There was approximately $270,000 and $474,000 outstanding under this arrangement as of December 31, 2014 and December 31, 2013, respectively. Accounts receivable assigned as of December 31, 2014 and December 31, 2013 was approximately $409,000 and $920,000, respectively.

Revolving Loan

 On or about October 10, 2014, Ronco entered into a Loan and Security Agreement (“Revolving Loan”). The Revolving Loan is based upon a borrowing base comprising of eligible accounts receivable and inventory balances. The maximum amount that can be outstanding is $4,000,000. The loan’s interest rate is Prime plus 4%, which is accrued daily and is payable monthly. As of December 31, 2014, the Revolving Loan’s balance was approximately $1,710,000. The Revolving Loan matured on or about October 10, 2015.

The following are the major provisions of the Revolving Loan:

Fees

•	A monthly collateral monitoring fee equal to 1.25% of the accounts receivable submitted on the borrowing base submitted on the borrowing base certificates.
•	A collateral monitoring fee equal to 1.50% of the eligible inventory submitted on the borrowing base certificates.

Security interest

To secure the payment and performance of all of the obligations when due, Ronco granted to the lender a security interest in all of the following: all right, title and interest of Ronco in and to all of the following, whether now owned or hereafter arising or acquired and wherever located: all accounts receivable; all inventory; all equipment; all deposit accounts; all general intangibles (including without limitation all payment intangibles and intellectual property); all investment property; all other property; and any and all claims, rights and interests in any of the above, and all guaranties and security for any of the above, and all substitutions and replacements for, additions, accessions, attachments, accessories, and improvements to, and proceeds (including proceeds of any insurance policies, proceeds of proceeds and claims against third parties) of, any and all of the above, and all Ronco’s books relating to any and all of the above.

Financial covenants

Ronco shall comply with each of the following covenants. Compliance shall be determined as of the end of each fiscal quarter, except as otherwise specifically provided below:

•	As of the last day of each fiscal quarter, a ratio of net income plus depreciation and amortization expenses plus interest plus lease expenses (to the extent included in debt service), in each case for the four (4) consecutive fiscal quarters then-ended, to debt service and non-financed capital expenditures calculated for the four (4) consecutive fiscal quarters then-ended of at least 1.0 to 1.0.
•	Ronco shall not make capital expenditures exceeding $100,000, in the aggregate in any fiscal year, without the prior written consent of Lender.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not believe it was in compliance with these covenants as of December 31, 2014. No notice of noncompliance was ever received by the Company. However, on or about June 3, 2015, the Company paid off the outstanding balance of approximately $207,000 and terminated the agreement.

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

On April 3, 2014, the Company issued 30,136,713 warrants with an exercise price of $0.001 in connection with the $10,180,000 14% Senior Secured Promissory Note. As the note contained a variable share settlement provision, these warrants are recognized as a liability recorded at fair value.

The Company recognizes these warrants as liabilities at their fair value and remeasures them at fair value on each reporting date.

The assumptions used in connection with the valuation of warrants issued were as follows:

	December 31,	April 3,	April 2,
	2014	2014	2014
Number of shares underlying the warrants	82,019,318	30,136,713 (a)	47,726,094
Exercise price	$0.001 - $0.80	$0.001	$0.595 - $0.80
Volatility	112.99% - 207.33%	183.30%	134% - 158%
Risk-free interest rate	0.04% - 1.05%	0.11%	0.28% - 1.73%
Expected dividend yield	0.00%	0.00%	0.00%
Expected warrant life (years)	0.25 - 2.88	1	1.42 - 3.63
Stock price	$0.04	$0.08	$0.09

	December 31,	Acquisition Measurement Date	Initial	Increase (Decrease) in	December 31,
	2013	April 2, 2014	Measurement	Fair Value	2014
2011 Unit Offering	$–	$1,242,333	$–	$(738,272)	$504,061
2011 Unit Offering Placement Agent	–	156,367	–	(84,769)	71,598
2012 Bridge Warrant	–	20,690	–	(19,389)	1,301
2012 Bridge Warrant Placement Agent	–	4,138	–	(3,878)	260
2012 Unit Offering	–	137,178	–	(105,314)	31,864
2012 Unit Offering Placement Agent	–	96,481	–	(44,242)	52,239
2013 Merger related notes converted	–	11,608	–	(7,736)	3,872
2014 Senior Note Purchase	–	–	2,407,930	(1,039,630)	1,368,300
	$–	$1,668,795	$2,407,930	$(2,043,230)	$2,033,495

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The approximate $2,043,000 decrease in fair value of warrants is recognized as a gain in the other (income) expense section of the consolidated statement of operations. The gain is also recognized within the Corporate and Other segment’s results of operations.

Number of Warrants Subject to Remeasurement:

	Number of Warrants
	December 31,	April 2, 2014	Warrant			December 31,
	2013	Acquisition	Additions		Reductions	2014
2011 Unit Offering	–	33,277,837	–		–	33,277,837
2011 Unit Offering Placement Agent	–	4,726,891	–		–	4,726,891
2012 Bridge Warrant	–	1,137,735	–		–	1,137,735
2012 Bridge Warrant Placement Agent	–	227,546	–		–	227,546
2012 Unit Offering	–	6,300,213	–		–	6,300,213
2012 Unit Offering Placement Agent	–	1,561,544	–		–	1,561,544
2013 Merger related notes converted	–	494,328	–		–	494,328
2014 Senior Note Purchase	–	–	34,293,224	(a)	–	34,293,224
	–	47,726,094	34,293,224		–	82,019,318

(a) Warrant's original amount of 30,136,713 was adjusted subsequent to April 3, 2014 to maintain 4.99% of ASTV stock on a fully diluted basis.

Note 11. Related Party Transactions

Since Infusion’s inception, Infusion has been substantially dependent upon funds raised by its former parent, IBI, to sustain Infusion’s operating and investing activities. The Due to Affiliates liability on the balance sheet represents the net funding advanced to Infusion from IBI with no specific repayment terms or interest. As of December 31, 2014 and December 31, 2013, the Due to Affiliates liability balance was $0 and $20,138,733, respectively.

Pursuant to a Contribution and Assumption Agreement entered into on March 31, 2014 between Infusion and IBI, Infusion received assets of approximately $1,014,000, assumed $11,000,000 of obligations, and recognized a capital contribution of approximately $10,181,000 after all amounts owed by Infusion to IBI were extinguished. IBI was Infusion’s Parent prior to the Infusion reverse merger and is currently ASTV’s largest shareholder with 85.2% ownership of outstanding common stock. A summary of the assets contributed and liabilities assumed follows:

Cash	$31,161
Note receivable	711,220
Interest receivable	259,584
Property and equipment, net	6,660
Deposits	5,392
Total IBI assets contributed to Infusion	1,014,017

Note payable	(11,000,000)
Total liabilities assumed	(11,000,000)
Net liabilities assumed by Infusion	(9,985,983)
Forgiveness of debt	20,167,184
Contribution to capital	$10,181,201

Prior to June 30, 2014, Shadron Stastney, an officer and member of our board of directors, was a member in and chief operating officer of Vicis Capital, LLC, the investment advisor to Vicis Capital Master Fund. Vicis Capital Master Fund is the holder of our 6% Senior Secured Debenture. At December 31, 2014, the outstanding balance of the debenture is $11,211,562. See note 12.

Ronco is indebted to CD3 Holdings, Inc. (CD3), its sole shareholder, for approximately $3,000,000 (See Note 12). The indebtedness is in the form of a promissory note. In addition, Ronco has an outstanding receivable from CD3 of approximately $489,000 and contains no payment or interest terms. The Company determined that receivable was uncollectible and, therefore, wrote the promissory note off to bad debt expense.

Included within the assets IBI contributed to Infusion, there is an 18% bearing note receivable due from CD3 with a past due outstanding principal amount of approximately $711,000 with accrued interest receivable of approximately $325,000. The Company determined that this note along with its accrued interest was uncollectible. Consequently, the Company recorded a loss within the other income (expense) caption of the consolidated statement of operations.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Notes Payable

	December 31, 2013	Participation Agreement	Merger	Assumption Agreement	Issuances	Accretion	Payments	Re-Class	December 31, 2014
Current notes payable related party
16% Promissory Note, maturing on January 14, 2015 - related party	$–	$3,016,227	$–	$–	$–	$–	$(16,083)	$–	$3,000,144
Current notes payable - third party
14% Senior Secured Promissory Note, matured April 3, 2015	–	–	–	–	10,180,000	–	–	–	10,180,000
Less: discount on Senior Secured Promissory Note	–	–	–	–	(3,800,847)	2,667,503	–	–	(1,133,344)
1.5% Secured Promissory Note, matured on June 14, 2012	–	8,620,000	–	–	–	–	–	–	8,620,000
18% Promissory Note, matured on June 30, 2014	–	1,100,000	–	–	–	–	–	–	1,100,000
18% Promissory Note, matured on March 14, 2014	–	445,040	–	–	–	–	–	–	445,040
9% Promissory Note, maturing on December 22, 2015	–	–	–	–	154,000	–	–	–	154,000
3.68% to 8.39% Premium financing agreements	–	–	18,426	–	138,140	–	(103,887)	–	52,679
0% Promissory note, matured October 15, 2014	–	–	–	–	102,500	–	(22,499)	–	80,001
10% Promissory note, matured June 30, 2013	–	–	100,000	–	–	–	–	–	100,000
0% Promissory note, maturing September 15, 2015	–	–	102,060	–	–	–	–	17,009	119,069
0% Promissory note, maturing April 1, 2015	–	–	10,000	–	–	–	–	–	10,000
Total third party current notes payable	–	10,165,040	230,486	–	6,773,793	2,667,503	(126,386)	17,009	19,727,445
Total current notes payable	–	13,181,267	230,486	–	6,773,793	2,667,503	(142,469)	17,009	22,727,589
Non current notes payable - related party
6% Senior Secured Debenture, maturing June 30, 2016 - related party	–	–	–	11,000,000	211,562	–	–	–	11,211,562
Non current notes payable - third party
0% contingent promissory note, maturing on December 5, 2017	–	3,770,000	–	–	–	–	–	–	3,770,000
Less: discount on Contingent Promissory Note	–	(1,847,628)	–	–	–	316,503	–	–	(1,531,125)
0% Promissory note, maturing September 15, 2015	–	–	25,443	–	–	–	(8,434)	(17,009)	–
0% Promissory note, maturing April 1, 2016	–	–	10,000	–	–	–	–	–	10,000
Total non current third party notes payable	–	1,922,372	35,443	–	–	316,503	(8,434)	(17,009)	2,248,875
Total non current notes payable	–	1,922,372	35,443	11,000,000	211,562	316,503	(8,434)	(17,009)	13,460,437
Total notes payable	$–	$15,103,639	$265,929	$11,000,000	$6,985,355	$2,984,006	$(150,903)	–	$36,188,026

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a consolidated schedule of the future payments, based on a period end of December 31, required under notes payable.

2015	$23,860,933
2016	11,221,562
2017	3,770,000
$38,852,495

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

14% Senior Secured Promissory Note

On April 3, 2014, Infusion and ASTV entered into a Senior Note Purchase Agreement (the “Note Agreement”) to obtain debt financing in the amount of $10,180,000. In connection with the senior note, ASTV and Infusion granted a security interest in their respective assets by means of executing a Security Agreement. The senior note's interest rate is 14% per annum and was paid in advance at the transaction closing. The senior note matures on April 3, 2015, and all outstanding principal becomes payable unless extended for six months subject to approval of both parties. In connection with the senior note sale, warrants constituting 4.99% of the Company’s common stock on a fully diluted basis were issued, which at April 2, 2014 represented approximately 30 million warrants with an exercise price of $0.001 and with a fair value of approximately $2,408,000. The fair value of these warrants was recorded as a discount on the debt and a warrant liability. Due to the provision requiring the warrants to be maintained at a 4.99% of fully diluted shares this constitutes a variable share settlement provision which requires liability accounting. In addition, the senior note was issued with an original issue discount of approximately $1,393,000. The issuance of the warrants and recognition of the original issuance discount resulted in an overall residual discount on the senior note in the amount of approximately $3,800,000 which is being accreted to interest expense using the effective interest method over the term of the loan. Debt issuance costs of approximately $441,000 were incurred and paid and are being amortized to interest expense over the term of the loan using the effective interest method. Approximately, $116,917 of these costs are unamortized and are included in prepaid expenses and other current assets at December 31, 2014. The warrants were increased subsequent to April 3, 2014 to 34,293,224 in order to maintain 4.99% of fully diluted shares.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 10, 2014, the Company received a letter (the “Notice Letter”) from MIG7 Infusion, LLC (“MIG7”), the purchaser from the Company of the Note Agreement. The Notice Letter stated that MIG7 believed the Company to be in default of certain terms of Note Agreement. The Company acknowledged the existence of a number of technical events of default under the Note Agreement, which having remained outstanding for a period of time greater than 30 days, resulted in an increase in the interest payable under the note from 14% to 18% per annum, and further resulting in the right of MIG7 under the Note Agreement to declare the entire principal balance under the underlying note to be immediately due and owing.

See discussion on the amendment of this note within the Financial Instrument Transaction section of Note 19.

9% Unsecured Promissory Note

On December 22, 2014, ASTV issued an unsecured promissory note in the amount of $154,000 to finance its Directors and Officers insurance. The note requires monthly principal and interest payments of approximately $13,500 beginning on December 22, 2014 and ending on December 22, 2015. The interest rate is 9% per annum. The note was subsequently paid in accordance with its terms.

6% Senior Secured Debenture - Related Party

Pursuant to a Contribution and Assumption Agreement entered into between IBI and Infusion on March 31, 2014, Infusion assumed a Senior Secured Debenture dated March 6, 2014 totaling $11,000,000. The debenture is secured with the assets of Infusion and matures on June 30, 2016. From March 31, 2014 until June 30, 2014 the interest rate is 6% per annum, from July 1, 2014 until June 30, 2015 the interest rate is 9% per annum, and from July 1, 2015 until June 30, 2016 the interest rate is 12% per annum. Interest accrued on the outstanding principal balance is to be paid on the maturity date, provided that on June 30, 2014 and June 30, 2015 accrued interest is capitalized and added to the outstanding principal of the debenture. At December 31, 2014, accrued interest of approximately $212,000 has been added to the debenture’s outstanding principal.

See Financial Instrument Transactions and Extinguishment of Debt sections of Note 19 for discussion on the Company’s subsequent period extinguishment of this note and the resulting gain on extinguishment.

1.5% Secured Promissory Note

On January 14, 2011, Ronco issued a secured promissory note in the amount of $11,000,000 and issued a $10,000,000 promissory note (“Contingent Promissory Note”) to finance the acquisition of certain of Ronco Acquisition, LLC’s assets pursuant to an asset purchase agreement. The note required interest at 1.5% per annum paid quarterly in arrears and matured on June 14, 2012. Ronco defaulted on the secured note on June 14, 2012 due to non payment. As a result of the default, the interest rate increased to 8%. The collateral for the secured note is substantially all of Ronco’s assets. The outstanding principal balance as of December 31, 2014 is $8,620,000. The contingent promissory note is further discussed below.

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

Forbearance Agreement

On March 7, 2014, Ronco and certain creditors (“Creditor Parties”) entered into a Forbearance Agreement whereby each creditor will forbear from exercising its rights and remedies under the 1.5% Secured Promissory Note for up to 1 year provided Ronco does not default on the forbearance agreement. The occurrence of any one or more of the following events during the forbearance shall constitute a forbearance default: (1) Any representation or warranty of any company under the forbearance agreement shall be false, misleading or incorrect in any material respect; (2) Any person, other than the Creditor Parties, shall at any time exercise for any reason any of its rights or remedies against Ronco or any of Ronco’s assets to the extent that the exercise of such rights or remedies by such person could be reasonably be expected to result in a material adverse effect on Ronco or on the property or assets of Ronco, or on any of the Creditor Parties interests; (3) Failure to comply with covenants of the agreement.

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

See Financial Instrument Transactions and Extinguishment of Debt sections of Note 19 for discussion on the Company’s subsequent period acquisition of the 1.5% Secured Promissory Note and Contingent Promissory Note and the resulting gain on extinguishment.

Note 13. Assets and Liabilities Measured at Fair Value

Recurring Fair Value Measurements

Liabilities measured at estimated fair value in the consolidated financial statements on a recurring basis include warrants that contain provisions that protect holders from a decline in the issue price of our common stock or that contain net settlement provisions. These warrants are accounted for as liabilities and are remeasured at fair value at each reporting period end. See Note 10 for specifics on the inputs used in determining fair value. At December 31, 2014, there were no assets that were subject to fair value on a recurring basis. No assets and liabilities were subject to fair value on a recurring basis at December 31, 2013.

Liabilities measured at estimated fair value on a recurring basis and their corresponding level within the fair value hierarchy at December 31, 2014 is summarized as follows:

Description	Level 1	Level 2	Level 3	Total Fair Value

Warrants	$–	$–	$2,033,495	$2,033,495

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the liabilities carried on the balance sheet by level within the hierarchy as of December 31, 2014 for which a recurring change in fair value has been recorded during the year ended December 31, 2014.

	Balance at December 31, 2013	Acquisition Measurement Date April 2, 2014	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance at December 31, 2014
For the Year Ending December 31, 2014
Warrants	$–	$1,668,795	$2,407,930	$(2,043,230)	$2,033,495

The gain recognized from the change in the warrants’ fair value was recorded in the other income (expense) section of the consolidated statements of operations within the financial statement line item of change in fair value of warrants.

The fair value of these warrants utilized pricing models that utilized a significant number of nonobservable inputs.

Nonrecurring Fair Value Measurements

The following table presents the assets carried on the balance sheet by level within the hierarchy as of December 31, 2014 for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2014.

Description	December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value	Total Losses
Goodwill	$–	$–	$–	$–	$–	$20,007,173
Patents	–	–	–	–	–	1,814,816
Customer relationships	–	–	–	41,585	41,585	1,038,415
Domain names	–	–	–	–	–	990,000
Trade names	–	–	–	–	–	765,000
Trademarks	–	–	–	907,095	907,095	792,905
	$–	$–	$–	$948,680	$948,680	$25,408,309

Goodwill and other intangible assets were impaired for a total impairment of approximately $25,408,000 during the year ended December 31, 2014. Income approaches were used to estimate fair value of goodwill and other intangible assets. These valuation techniques utilized a significant number of nonobservable inputs. The impairments are presented within the operating expense section of the consolidated statement of operations.

See Note 7 for additional details of goodwill and intangible assets as well as the 2014 impairment losses recognized.

Note 14. Commitments and Contingencies

Lease Agreements

The Company, as lessee, has entered into various operating lease agreements for office and warehouse space. Future minimum gross rental payments relating to these lease agreements subsequent to December 31, 2014 are as follows:

2015	$321,774
2016	341,618
$663,392

Rent expense for the year ended December 31, 2014 and December 31, 2013 was approximately $554,000 and $247,000, respectively.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Registration Rights

Under the terms of a 2010 private placement, ASTV provided that it would use its best reasonable efforts to cause the related registration statement to become effective within 180 days of the termination date, July 26, 2010, of the offering. ASTV failed to comply with this registration rights provision and is obligated to make pro rata payments to the subscribers under the 2010 private placement in an amount equal to 1% per month of the aggregate amount invested by the subscribers up to a maximum of 6% of the aggregate amount invested by the subscribers. The maximum amount of penalty to which ASTV may be subject is $156,000. The Company has a related accrued liability of $156,000 at December 31, 2014.

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

On February 26, 2016, ASTV was sued for an alleged breach of an employment agreement by its former CFO, who resigned in 2014.  The Company has filed a motion to dismiss. A loss contingency in the amount of $141,000 was recorded in the “Accrued Expenses and Other Current Liabilities” in our Consolidated Balance Sheets at December 31, 2014.

On January 5, 2016, ASTV settled an action filed in June 2014 by a former employee and director of the Company without admitting fault, liability or wrongdoing, and agreed to tender $30,000 and 5,000,000 shares of its restricted common stock, in consideration for a full release of the Company and its affiliates from all liability relating to the action and from all other potential future claims. As of January 5, 2016, the Company’s stock was trading for $0.01. A loss contingency in the amount of $80,000 was recorded in the “Accrued Expenses and Other Current Liabilities” in our Consolidated Balance Sheets at December 31, 2014.

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

See note 19 for subsequent event litigation discussion.

Sales Tax

Included in accrued sales taxes are sales taxes collected from customers that have not yet been remitted to taxing authorities. This accrual as of December 31, 2014 includes estimates for interest and penalties for non-payments. Accrued sales taxes at December, 31, 2014 are approximately $394,000 and are included in “accrued expenses and other current liabilities” in our condensed consolidated balance sheets.

Note 15. Redeemable Preferred Stock

Ronco has 200 authorized shares of Preferred Stock, $0.0001 par value. Ronco has designated 100 of such shares as Series A Preferred Stock with a stated value of $27,000 per share. On January 14, 2011, Ronco issued 100 shares of the Series A Preferred Stock as part of the consideration for its purchase of certain assets of Ronco Acquisition, LLC.

Redemption

Ronco had the option to redeem all or part of the outstanding shares of Series A Preferred Stock at any time by paying the holders consideration per share equal to the Stated Value as follows: (1) A cash payment in the amount of $13,500 per share; and (2) the balance by issuing and delivering a non-interest bearing promissory note acceptable to the holders in an amount of $13,500 per share maturing on the first anniversary of the date in which the Series A Preferred Stock was redeemed. In the event Ronco did not redeem the Series A Preferred Stock by January 14, 2013, the holders of the Series A Preferred Stock shall have the right to cause Ronco to redeem all or part of the Series A Preferred Stock then outstanding. The redemption price is payable by Ronco by the issuance and delivery of a non-interest bearing promissory note in the amount of $27,000 per share redeemed, maturing as to 1/3 of the principal amount on the 13th day after the redemption date, as to the next 1/3 of the principal amount 210 days after the redemption date, and as to the balance thereafter 395 days after the redemption date. The holders of the Series A Preferred Stock must provide at least 15 days written notice to Ronco in order to redeem all or a part of the Series A Preferred Stock shares and the holder may exercise their rights on one occasion in any twelve month period. Therefore since none of these conditions occurred during the year ended December 31, 2013 and December 31, 2014 these shares do not reach the level of being considered mandatorily redeemable and are classified as mezzanine equity.

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

As of December 31, 2014 the Series A Preferred Stock remains outstanding.

Note 16. Stockholders’ Equity

Capital Stock

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.0001 par value per share. The board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock were issued or outstanding at December 31, 2014 and December 31, 2013, respectively.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock

At December 31, 2014 and December 31, 2013, the Company was authorized to issue up to 750,000,000 shares of common stock, $.0001 par value per share.

At December 31, 2014 and December 31, 2013, the Company had 531,815,115 and 452,960,490 shares issued and outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Retained Earnings

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

Warrants

A summary of warrants outstanding at December 31, 2014, is as follows:

Warrant Description	Number of Warrants (A)		Exercise Prices	Expiration Dates
2011 Bridge Warrant	8,789,064	(D)	$0.64	September 1, 2016
2011 Bridge Warrant Placement Agent	1,165,875	(D)	$0.64	September 1, 2016
2011 Unit Offering	33,277,837	(B)	$0.59	October 28, 2016
2011 Unit Offering Placement Agent	4,726,891	(B)	$0.59	October 28, 2016
2011 Other Placements	300,000		$0.64-$1.00	June 22, 2015 - June 22, 2017
2012 Bridge Warrant	1,137,735	(B)(E)	$0.77	September 30, 2016
2012 Bridge Warrant Placement Agent	227,546	(B)(E)	$0.77	September 30, 2016
2012 Unit Offering	6,300,213	(B)(E)	$0.80	September 30, 2016
2012 Unit Offering Placement Agent	1,561,544	(B)	$0.70-$0.80	November 14, 2017
2012 Talent Compensation	4,875,000		$0.01-$2.00	November 19, 2015
2013 Merger related notes converted	494,328	(B)	$0.80	November 14, 2015
2013 eDiets Warrants	427,987		$1.40-$4.74	July 15, 2019 - September 11, 2019
2014 MIG7 Offering	34,293,224	(C)(F)	$0.001	April 3, 2015(G)
	97,577,244

———————
(A) All warrants reflect post anti-dilution and repricing provisions applied.
(B) Subject to potential further anti-dilution and repricing adjustment (See Note 10).
(C) Subject to variable share settlement and potential extension in connection with Secured Promissory Note (See Note 12)
(D) Expiration date was extended from November 30, 2014 to September 1, 2016
(E) Subsequent to December 31, 2014, the expiration date was extended to September 30, 2016. See Note 19.
(F) Number of warrants increased due to the August 20, 2014 restricted stock grant in order to maintain 4.99% of fully diluted shares
(G) Per a March 31, 2015 Note Amendment, the warrants expiration was extended until a recapitalization event takes place. See Note 19.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Compensation Plans

In May 2010, ASTV adopted its 2010 Executive Equity Incentive Plan and 2010 Non Executive Equity Incentive Plan (collectively, the “2010 Plans”).

On September 24, 2012, ASTV’s board of directors adopted the 2013 Equity Compensation Plan (the “2013 Plan” and, together with the 2010 Plans, the “Plans”) with terms similar to the previously adopted 2010 Plans. The 2013 Plan authorized the issuance of up to 3,000,000 options to purchase common stock. The 2013 Plan was modified in March 2013 authorizing the issuance of up to 6,000,000 options. On May 6, 2013, the 2013 Plan was further modified, increasing the shares of common stock reserved for issuance under such plan to 9,000,000. Shares available for future grant under all Plans totaled 9,577,500 at December 31, 2014.

The fair value of an option is estimated on the date of grant using the Black Scholes options pricing model using the assumptions established at that time.

Stock based compensation for the year ended December 31, 2014 and December 31, 2013 was approximately $576,000 and $677,000, respectively. Stock based compensation for all periods presented is included in general and administration expenses, in the accompanying condensed consolidated statements of operations.

Of the stock based compensation recognized for the year ended December 31, 2014, approximately $182,000 is attributable to IBI stock based awards granted to Infusion’s employees and recognized as a capital contribution. The remaining stock based compensation recognized is attributable to the options acquired in connection with the April 2, 2014 reverse merger. All of the stock based compensation recognized for the year ended December 30, 2013 is attributable to IBI stock based awards granted to Infusion’s employees.

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

On August 20, 2014, Mr. Mark Ethier, Chief Operating Officer, was granted 25,174,888 restricted shares of common stock. The shares shall vest in 25% increments each of the initial two years following the initial effective date of the agreement and the final 50% vesting three years following the initial effective date of the agreement. The grant date fair value was $0.06 per share. Stock compensation expense with respect to this grant was approximately $297,000 for the year ended December 31, 2014. The unrecognized stock compensation as of December 31, 2014 was approximately $1,213,000.

On January 8, 2015, Mark Ethier resigned as an employee and officer of the Company, but remained as a director. The Company agreed to vest and issue to Mr. Ethier 6,000,000 shares of restricted common stock of the Company and the remainder of his restricted common stock grants were forfeited at that time. See Note 19.

Options

Information related to options granted under our option plans at December 31, 2014 and activity for the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	–	$–	–	$–
April 2, 2014 Acquisition (A)	7,148,836	1.06	7.46	–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(4,185,000)	0.68	–	–
Expired	(281,842)	1.51	–	–
Outstanding at December 31, 2014	2,681,994	$1.57	$5.36	$–
Exercisable at December 31, 2014	2,561,994	$1.75	$5.14	$–

(A) Options acquired in connection with reverse merger

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unamortized grant date fair value of unvested options at December 31, 2014, was approximately $85,000 and will be expensed over a weighted average period of 1.94 years.

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

Note 17. Segment Reporting

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

Summarized financial information concerning the Company's reportable segments for the year ended December 31, 2014 and 2013 are shown in the following tables.

	Year Ended December 31, 2014
	Hardware	Home Goods	Ecommerce	Corporate & Other	Total
Total revenue	$6,980,056	$11,444,747	$478,550	$–	$18,903,353

Net (loss) gain	$(9,469,209)	$(25,491,577)	$(8,527,455)	$(2,887,690)	$(46,375,931)

Depreciation and amortization	$65,657	$333,727	$324,942	$–	$724,326

Interest expense	$–	$(1,270,044)	$–	$(4,034,795)	$(5,304,839)

Total assets held	$5,124,929	$8,423,993	$183,740	$49,237,993	$62,970,655

	Year Ended December 31, 2013
	Hardware	Home Goods	Ecommerce	Corporate & Other	Total
Total revenue	$14,731,837	$–	$–	$–	$14,731,837

Net (loss) gain	$(3,679,902)	$–	$–	$(316,151)	$(3,996,053)

Depreciation and amortization	$39,490	$–	$–	$–	$39,490

Interest expense	$–	$–	$–	$330,793	$330,793

Total assets held	$2,295,191	$–	$–	$–	$2,295,191

	For the Year Ended December 31,
	2014	2013
Assets
Total assets for reportable segments	$62,970,655	$2,295,191
Elimination of intersegment funding receivables	(50,172,300)	–
Elimination of intersegment notes receivable	(851,237)	–
Elimination of intersegment interest receivable	(54,587)	–
Elimination of intersegment deferred financing fee	(45,442)	–
Elimination of intersegment accrued fees	(8,750)	–
Total consolidated assets	$11,838,339	$2,295,191

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intersegment Transactions

During the year ended December 31, 2014, the Corporate and Other segment has provided funding to the Hardware, Home Goods, and eCommerce segments in the amounts of approximately $10,436,000, $1,432,000 and $49,000, respectively.

On April 11, 2014, the Home Goods segment and the Corporate and Other segment entered into a Loan and Security Agreement ("Loan Agreement"). The Home Goods segment may borrow up to $3,000,000 for working capital subject to an Accounts Receivable and Inventory Borrowing Base calculation. Borrowings made are subject to an interest rate of Prime plus 4% (7.25% at December 31, 2014) per annum that shall accrue daily and be payable monthly. The Loan Agreement's maturity date is April 11, 2015. As part of the Agreement, the Home Goods segment has secured the payment of all borrowings by granting the Corporate and Other segment a security interest in the assets of the Company. At December 31, 2014, the outstanding balance of the Loan Agreement was approximately $651,000.

On May 5, 2014, the Home Goods segment issued a promissory note for $200,000 to the Corporate and Other segment. The note requires monthly interest payments at an interest rate of 14% per annum. All outstanding principal and unpaid interest is due on December 31, 2014.

Note 18. Income Taxes

The below tables present the Company’s current year income tax provision and the temporary differences that result from the differences in recognition criteria of certain income and expense items for financial reporting purposes and income tax purposes.

	For the Year Ended December 31,
	2014	2013
Current:
Federal income tax	–	–
State income tax	–	–
Deferred:
Federal income tax	(171,490)	–
State income tax	(18,309)	–
Total provision for income taxes	(189,799)	–

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31,
	2014	2013
Deferred tax assets:
Allowance for uncollectible accounts receivable	53,416	84,243
Inventory valuation reserve	190,590	129,824
Accrued sales returns	543,211	–
Accrued royalties	63,835	56,528
Accrued commissions	17,020	34,161
Accrued paid time off	14,993	9,615
Accrued wages	145,772	60,365
Warranty reserve	14,175	10,097
Fixed assets	6,152	19,481
Unearned revenue	260,980	–
Net operating loss carryforward	16,125,758	9,530,417
Gross deferred tax asset	17,435,902	9,934,731
Less deferred tax asset valuation allowance	(17,420,253)	(9,934,731)
Deferred tax asset -net	15,649	–
Deferred tax liabilities:
Intangible assets	(15,649)	–
Gross deferred tax liability	(15,649)	–
Net deferred tax asset	–	–

As of December 31, 2014, realization of the Company’s net deferred tax assets of approximately $17,420,000 was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided. A schedule of net operating loss carry forwards by entity follows:

ASTV			Infusion
Year of Expiration	Year Generated	U.S. Losses (Limited by IRC Section 382)	Year of Expiration	Year Generated	U.S. Losses
3/31/2030	3/31/2010	474,949	12/31/2027	12/31/2007	4,377,277
3/31/2031	3/31/2011	3,432,653	12/31/2028	12/31/2008	5,283,433
3/31/2032	3/31/2012	229,859	12/31/2029	12/31/2009	126,976
3/31/2033	3/31/2013	229,859	12/31/2030	12/31/2010	3,386,963
3/31/2034	3/31/2014	229,859	12/31/2031	12/31/2011	4,521,359
12/31/2034	12/31/2014	3,783,761	12/31/2032	12/31/2012	4,111,085
			12/31/2033	12/31/2013	2,636,040
			12/31/2034	12/31/2014	10,029,390

	Total:	8,380,940		Total:	34,472,523

Ronco’s net operating losses have been excluded from the above table as Infusion and ASTV are unable to utilize them as Ronco is not a member of either Infusion’s or ASTV’s consolidated group. All of Ronco’s results of operations represent the noncontrolling interest and are therefore shown as an adjustment to the Company’s income tax provision.

If there is an ownership change, as defined under Internal Revenue Code section 382, the use of net operating loss and credit carry-forwards may be subject to limitations. On April 2, 2014, ASTV underwent such an ownership change. Accordingly, ASTV’s historical net operating losses are subject to an annual limitation of approximately $230,000. As a result of this annual limitation, ASTV expects to lose approximately $16,547,000 of historical net operating losses.

If additional ownership changes occur in the future, the use of the net operating losses listed above could be subject to further limitations.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company determined that there were no uncertain tax positions, and accordingly no associated interest and penalties were required to be accrued at December 31, 2014 and December 31, 2013, respectively.  The Company does not believe that there are any tax positions for which a material change in unrecognized tax benefit or liability is reasonably possible in the next twelve months.  The Company believes that there are no uncertain tax positions which, if recognized, would impact the effective tax rate.

The Company has evaluated its open years by major jurisdiction and concluded that the tax years 2012, 2013, 2014 and 2015 remain open to examination by federal and state tax authorities.

Infusion is delinquent in filing its tax returns for the tax years 2013, 2014 and 2015. ASTV is delinquent in filing its tax returns for the nine month period ended December 31, 2014 and for tax year 2015.

Below is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2014 and December 31, 2013.

	2014		2013
Tax provision at U.S. federal statutory rate	(15,447,342)	34.00%	$(1,358,659)	34.00%
State income tax provision net of federal tax	(714,285)	1.57%	(145,057)	3.63%
Adjustment for noncontrolling interest	8,228,061	-18.11%	–	0.00%
Goodwill impairment	1,092,793	-2.41%	–	0.00%
Gain on warrant remeasurement	(759,593)	1.67%	–	0.00%
Gain on sale of intangible asset	54,666	-0.12%	–	0.00%
Stock compensation	133,747	-0.29%	–	0.00%
Meals and entertainment	7,391	-0.02%	9,479	-0.24%
Net Operating Loss 382 Adj.	10,019,081	-22.05%	–	0.00%
Change in valuation allowance	(2,804,318)	6.17%	1,494,237	-37.39%
Provision for income taxes	(189,799)	0.42%	$–	0%

Note 19. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than listed below.

Executive and Director Departures/Additions

On January 5, 2015, Kevin Richardson, II, and Greg Adams resigned from the board of directors of the Company.

On January 8, 2015, pursuant to a letter agreement, Mark Ethier resigned as an employee and officer of the Company, but remained as a director. The Company agreed to vest and issue to Mr. Ethier 6,000,000 shares of restricted common stock of the Company. As of the same date, the board of directors reduced its size to two seats, and appointed Shad Stastney as interim president and chief executive officer. Both Mr. Ethier and Mr. Stastney remain Company directors.

On May 2, 2015, the board of directors of the company, acting by unanimous written consent, expanded the size of the board of directors to 3 members, and added Fredrick Schulman to fill newly-created vacant seat. The board also appointed Mr. Schulman as chairman of audit committee, where he will be the only initial member.

On January 6, 2016, Jason Post accepted the position of Principal Financial and Accounting Officer.

Restructuring

On or about January 12, 2015, the Company undertook a reduction in force that eliminated 9 full time employees. The terminated employees were generally offered full pay and benefits for one month from and after January 12, 2015, and the agreements generally contained a full release of claims by the terminated employees, as well as other standard provisions.

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

On November 13, 2015, the Company extended the expiration dates of certain warrants to purchase up to an aggregate of 7,665,494 shares of the Company’s Common Stock to June 30, 2016.

On December 31, 2015, the Company further extended the expiration dates of certain previously extended warrants to purchase up to an aggregate of 9,954,939 shares of the company’s Common Stock to September 1, 2016.

On June 8, 2016, the Company issued 6,000,000 shares of Common Stock to its former Chief Operating Officer in connection with a letter agreement dated January 8, 2015.

On June 30, 2016, the Company extended the expiration dates of certain warrants to purchase up to an aggregate of 7,665,494 shares of the Company’s Common Stock to September 30, 2016.

Note Amendment

On March 31, 2015, the Company and MIG7 entered into Amendment No. 2 to the Note Purchase Agreement, and a Restated Senior Secured Promissory Note (the “Amended Note”). In relevant part, these amendments (a) contained a qualified forbearance of the events of default noted in the Notice Letter, (b) resulted in MIG7 lending an additional $1,900,000 of cash proceeds to the Credit Parties; (c) set the outstanding principal amount, including compounded interest through April 27, 2015, to $12,676,193; (d) capitalized all interest as of April 27, 2015, into the new principal balance referenced above, and provided that interest accrued thereafter until April 2, 2016, is payable on the Maturity Date, and accrued interest after April 2, 2016, is to be paid quarterly; and (e) extended the Maturity Date of the Note to April 3, 2017, with an extension until April 3, 2018 if the Company (i) undertakes an offering of common stock within 15 months of the date of Amendment No. 2 that results in net proceeds of at least $14 million, and (ii) at least $10,000,000 of such offering proceeds are applied to the repayment of the Note. The Amendment No. 2 also added additional terms and conditions, including an obligation to issue to MIG7 shares of convertible preferred stock of the Company to MIG7 convertible into 60% of the fully diluted shares of capital stock of the Company, to convert certain warrants of the Company into 9% of the fully diluted capital stock of the Company, and the issue to management 30% of the fully diluted capital stock of the Company. The Amendment No. 2 also added additional events of default, including certain revenue and EBITDA milestones, among others. The warrants’ expiration date of April 3, 2015 was extended until the aforementioned recapitalization is completed.

Other Transactions

On or about May 14, 2015, the Company, either directly or through its specified wholly-owned subsidiaries, (i) acquired all of the senior secured debt of Ronco Holdings, Inc., in exchange for a payment of $1,400,000 and an obligation to pay an aggregate amount of $950,000 in royalties to LV Administrative Services (“LV”) with respect to certain intellectual property, (ii) acquired 100% of the equity of Ronco Holdings, Inc. from CD3 Holdings, Inc.; (iii) caused Ronco Holdings, Inc., to enter into an agreement with P2Binvestor Incorporated, a Colorado corporation (“P2Bi”), whereby P2Bi would provide up to $3,000,000 of senior secured receivables and inventory financing to Ronco Holdings, Inc. (the “P2Bi Credit Line”), (iv) entered into an Accommodation Agreement with MIG7, certain debt holders of the Company and management of the Company whereby MIG7 subordinated its security interests to the P2Bi Credit Line, and whereby those certain debt holders and management agreed to personal guarantees of specified portions of the P2Bi Credit Line, and (v) Ronco Holdings, Inc. terminated its existing senior secured receivables financing arrangement with Farwest.

No payments have been made with respect to the aforementioned royalty obligation.

AS SEEN ON TV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Issuances

Subsequent to December 31, 2014, the Company has sold a series of promissory notes in total of approximately $1,937,000 to an accredited investor. The notes are payable on demand and accrue interest ranging from 16% to 24% per annum. Approximately, $452,000 has been repaid along with interest of approximately $65,000.

Extinguishment of Debt

On January 11, 2015, the Company and Vicis Capital Master Fund, holder of that certain Senior Secured Note dated March 6, 2014 in the original principal amount of $11,000,000 (the “Vicis Note”), entered into a full mutual release of claims, which included the release of the Company’s obligation to pay any amounts due on the Vicis Note, whether principal or interest.

With respect to the third-party debt that was acquired by the Company in May of 2015 (as discussed in the Other Transaction subsection above), a gain on extinguishment of approximately $13,800,000 was recognized.

Legal Proceedings

On January 5, 2016 the Company settled an action initially filed in June 2014 by a former employee and director of the Company, in the U.S. District Court for the Eastern District of Pennsylvania based on certain stock options granted to the former employee and other matters relating to the former employee’s dismissal from the Company. The action was filed against the Company and certain of its former executive officers. Without admitting fault, liability or wrongdoing the Company and former employee agreed to settle the action in consideration of the Company tendering $30,000 to the former employee and issuing the former employee 5,000,000 shares of its common stock. In consideration of the cash payment and stock, the former employee released the Company and its affiliates, including but not limited to past and present officers and directors, from all liability relating to the action and from all other potential future claims. A loss contingency in the amount of $80,000 was recorded in the “Accrued Expenses and Other Current Liabilities” in our Consolidated Balance Sheets at December 31, 2014.

On February 26, 2016, ASTV was sued for an alleged breach of an employment agreement by its former CFO, who resigned in 2014, in an action filed in the Sixth Judicial Circuit in and for Pinellas County, Florida.  The Company has filed a motion to dismiss.  A loss contingency in the amount of $141,000 was recorded in the “Accrued Expenses and Other Current Liabilities” in our Consolidated Balance Sheets at December 31, 2014.

On April 29, 2016, the Company received notice (but not official service) that Infusion Brands, Inc., its discontinued subsidiary,  may be named as a defendant in Flint v. Infusion Brands, Inc., et al, a purported class action case filed but not yet served in federal court for the Eastern District of Michigan.  The suit alleges that the plaintiff and other similarly situated plaintiffs were damaged when Infusion Brands, Inc. ceased to sell replacement parts and accessories for a former product, the DualTools PS7000, a polisher/sander.  Lowe’s, Inc. has also sought indemnification from Infusion Brands, Inc. for its costs related to the action.  Infusion Brands, Inc., as a discontinued subsidiary, has no assets and no ability to pay any judgment that may be rendered.

On June 9, 2016, ASTV was sued for an alleged failure to pay for goods sold and delivered to Infusion Brands, Inc. in 2015 in an action filed in the Sixth Judicial Circuit in and for Pinellas County, Florida.   The lawsuit names AS SEEN ON TV, INC f/k/a INFUSION BRANDS, INC as defendant, although only Infusion Brands, Inc. was obligated to, or received goods from, the plaintiff, and although ASTV is not a successor-in-interest to Infusion Brands, Inc., and is not obligated in any way for its liabilities.  The Company intends to file a motion to dismiss ASTV from the litigation.  Infusion Brands, Inc., as a discontinued subsidiary, has no assets and no ability to pay any judgment that may be rendered in the event the litigation continues with respect to Infusion Brands, Inc.

Segments

Commencing January 1, 2015, the Company re-organized its business into five segments of which four are based on sales channel and one is based upon corporate financing and management, to better reflect the differing requirements and approaches of the sales efforts and buyers in each of those channels. The five segments that management defined were (1) Retail, (2) Live Shopping, (3) Direct Response, (4) International/Royalty and (5) Corporate and Other. Below is a description of each segment.

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

EXHIBIT INDEX

Exhibit No.	Description
10.46	Lease Agreement, as amended on August 23, 2013
21.1	List of subsidiaries of the Company
23.1	Consent of Independent Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document